Form 10-Q
period 2017-03-31
Kimbell Royalty Partners, LP
filed 2017-05-12
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001‑38005

Kimbell Royalty Partners, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1311 (Primary Standard Industrial Classification Code Number)	47‑5505475 (I.R.S. Employer Identification No.)

777 Taylor Street, Suite 810

Fort Worth, Texas 76102

(817) 945‑9700

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑Q or any amendment to this Form 10‑Q. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of May 10, 2017, 16,332,708 common units of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

KIMBELL ROYALTY PARTNERS, LP

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements and Predecessor Financial Statements (Unaudited)	2
Consolidated Balance Sheet as of March 31, 2017 and Predecessor Balance Sheet as of December 31, 2016	2
Consolidated Statement of Operations for the Period from February 8, 2017 to March 31, 2017 and Predecessor Statements of Operations for the Period from January 1, 2017 to February 7, 2017 and for the Three Months Ended March 31, 2016	3
Consolidated Statement of Changes in Partnership Capital for the Period from February 8, 2017 to March 31, 2017 and Predecessor Statement of Changes in Members Equity from January 1, 2017 to February 7, 2017	4
Consolidated Statement of Cash Flows for the Period from February 8, 2017 to March 31, 2017 and Predecessor Statements of Cash Flows for the Periods from January 1, 2017 to February 7, 2017 and for the Three Months Ended March 31, 2016	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
Signatures	34

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of March 31,	As of December 31,
	2017	2016
		(Predecessor)
ASSETS
Current assets
Cash and cash equivalents	$3,891,878	$505,880
Oil, natural gas and NGL receivables	6,609,996	474,103
Prepaid expenses	276,026	—
Other receivables	—	344,368

Total current assets	10,777,900	1,324,351

Property and equipment, net	236,794	261,568

Oil and natural gas properties
Oil and natural gas properties (full cost method)	268,234,400	70,888,121
Less: accumulated depreciation, depletion, accretion and impairment	(2,509,237)	(51,948,355)
Total oil and natural gas properties	265,725,163	18,939,766

Deposits on oil and natural gas properties	2,377,500	—
Loan origination costs, net	302,083	13,046

TOTAL ASSETS	$279,419,440	$20,538,731

LIABILITIES AND PARTNERS' CAPITAL (PREDECESSOR MEMBERS' EQUITY)

Current liabilities
Accounts payable	$664,859	$1,030,862
Other current liabilities	1,219,211	112,508
Asset retirement obligation, current portion	—	27,013

Total current liabilities	1,884,070	1,170,383

Asset retirement obligation, net of current portion	—	14,468

Other liabilities	—	123,158

Long-term debt	3,877,500	10,598,860

TOTAL LIABILITIES	5,761,570	11,906,869

Commitments and contingencies

Predecessor members' equity	—	8,631,862
Partners' capital	273,657,870	—

TOTAL LIABILITIES AND PARTNERS' CAPITAL (PREDECESSOR MEMBERS' EQUITY)	$279,419,440	$20,538,731

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the period from February 8, 2017 to March 31,	For the period from January 1, 2017 to February 7,	For the three months ended March 31,
	2017	2017	2016
		(Predecessor)
Oil, natural gas and NGL revenues	$4,553,344	$318,310	$755,653

Costs and expenses
Production and ad valorem taxes	206,106	19,651	35,041
Depreciation, depletion and accretion expenses	2,535,660	113,639	475,614
Impairment of oil and natural gas properties	—	—	3,720,031
Marketing and other deductions	257,126	110,534	97,568
General and administrative expenses	1,211,082	532,035	365,789

Total costs and expenses	4,209,974	775,859	4,694,043

Operating income (loss)	343,370	(457,549)	(3,938,390)

Interest expense	60,152	39,307	105,288

Income (loss) before income taxes	283,218	(496,856)	(4,043,678)

State income taxes	—	—	5,885

Net income (loss)	$283,218	$(496,856)	$(4,049,563)

Net income (loss) attributable to common units:
Basic and diluted	$0.02	$(0.82)	$(6.70)
Weighted average number of common units outstanding
Basic and diluted	16,332,708	604,137	604,137

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL AND PREDECESSOR MEMBERS’ EQUITY

(unaudited)

	Units	Total
Members' equity - December 31, 2016	604,137	$8,631,862

Unit-based compensation		50,422

Net loss	—	(496,856)

Transfer of membership units to Rivercrest Royalties Holdings, LLC	(604,137)	(98,988)

Partners' capital - February 8, 2017	—	8,086,440

Common units issued to Predecessor in exchange for oil and natural gas properties	1,191,974	—

Common units issued to contributors in exchange for oil and natural gas properties	9,390,734	169,033,212

Common units sold to public	5,750,000	103,500,000

Underwriting discount and structuring fee incurred at initial public offering	—	(7,245,000)

Net income	—	283,218

Partners' capital - March 31, 2017	16,332,708	$273,657,870

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the period from February 8, 2017 to March 31,	For the period from January 1, 2017 to February 7,	For the three months ended March 31,
	2017	2017	2016
		(Predecessor)
Cash flows from operating activities
Net income (loss)	$283,218	$(496,856)	$(4,049,563)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and accretion expenses	2,535,660	113,639	475,614
Impairment of oil and natural gas properties	—	—	3,720,031
Amortization of loan origination costs	10,417	4,241	10,241
Amortization of tenant improvement allowance	—	(2,864)	(19,543)
Unit-based compensation	—	50,422	151,265
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(1,657,446)	14,551	(1,818)
Prepaid expenses	(276,026)	—	—
Other receivables	—	333,056	1,367,290
Accounts payable	664,859	247,972	(1,546,915)
Other current liabilities	1,151,511	(77,442)	53,771
Net cash provided by operating activities	2,712,193	186,719	160,373

Cash flows from investing activities
Purchases of property and equipment	(7,815)	—	(13,808)
Proceeds from sale of oil and natural gas properties	—	—	—
Deposits on oil and natural gas properties	(2,377,500)	—	—
Purchase of oil and natural gas properties	(96,255,000)	(523)	(6,609)
Net cash used in investing activities	(98,640,315)	(523)	(20,417)

Cash flows from financing activities
Proceeds from initial public offering	96,255,000	—
Borrowings on long-term debt	3,877,500	—	—
Repayments on long-term debt	—	—	(150,000)
Payment of loan origination costs	(312,500)	—	—
Net cash used in financing activities	99,820,000	—	(150,000)

Increase (decrease) in cash and cash equivalents	3,891,878	186,196	(10,044)

Cash and cash equivalents, beginning of period	—	505,880	379,741

Cash and cash equivalents, end of period	$3,891,878	$692,076	$369,697

Supplemental cash flow information:
Cash paid for interest	$3,914	$34,505	$62,981
Cash paid for taxes	$—	$5,355	$5,562

Noncash investing and financing activities:
Capital expenditures and consideration payable included in accounts payable and other liabilities	$67,700	$—	$42,092
Capital expenditures through issuance of common units	$176,404,698	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” “the Partnership”, “our partnership,” “we,” “our,” “us” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to “the General Partner” refer to Kimbell Royalty GP, LLC. References to “the Sponsors” refer to affiliates of the Partnership’s founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including affiliates of the Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to the Partnership. References to “the Predecessor”, “our predecessor” or “Rivercrest” refer to Rivercrest Royalties, LLC, the Predecessor for accounting and financial reporting purposes. References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of the General Partner.

On February 8, 2017, the Partnership completed its initial public offering (“IPO”) of 5,750,000 common units representing limited partner interests, which included 750,000 common units pursuant to the underwriters’ option to purchase additional common units.  The mineral and royalty interests making up the Partnership’s initial assets were contributed to the Partnership by the Contributing Parties at the time of the IPO.  As a result, as of December 31, 2016, the Partnership had not yet acquired any of such assets. Unless otherwise indicated, the financial information presented for time periods on or after the closing of the IPO, refers to the Partnership as a whole.  For the time periods prior to the closing of the IPO, the financial information refers only to Rivercrest, the predecessor for accounting purposes and does not include the results of the Partnership as a whole. The mineral and royalty interests of the Predecessor represent approximately 11% of the Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott Company, L.P. as of December 31, 2016.

NOTE 1—ORGANIZATION

Kimbell Royalty Partners, LP was formed on October 30, 2015. The Partnership adopted a fiscal year-end of December 31. In connection with its formation, the Partnership issued a non-economic general partner interest in the Partnership to Kimbell Royalty GP, LLC, its general partner.

On February 8, 2017, the Partnership completed its IPO of 5,750,000 common units representing limited partner interests, which included 750,000 common units pursuant to the underwriters’ option to purchase additional common units.  The mineral and royalty interests making up the Partnership’s initial assets were contributed to the Partnership by the Contributing Parties at the closing of the IPO on February 8, 2017.  As a result, as of December 31, 2016, the Partnership had not yet acquired any of such assets.  Unless otherwise indicated, the financial information presented in this report prior to the IPO is solely that of the Predecessor, Rivercrest Royalties, LLC and does not include the results of the Partnership as a whole.  For the time periods on or after the IPO, the financial information is for Kimbell Royalty Partners, LP.  The interests underlying the oil, natural gas and natural gas liquids production revenues of the Predecessor represent approximately 11% of the Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott as of December 31, 2016.

The Predecessor is a Delaware limited liability company formed on October 25, 2013, an owner of oil, natural gas and natural gas liquids mineral and royalty interests in the United States of America (‘‘United States’’). In addition to mineral and royalty interests, the Predecessor’s assets include overriding royalty interests. These non-cost-bearing interests are collectively referred to as ‘‘mineral and royalty interests.’’ The Predecessor also had non-operated working interests in certain oil and natural gas properties. Prior to the Partnership’s IPO, the Predecessor assigned its non-operated working interests and associated asset retirement obligations to a third party.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with U.S. GAAP.  Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s and Predecessor’s financial statements for the years ended December 31, 2016 and 2015,which are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of the Partnership’s management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature necessary to fairly present the financial position and results of operations for the interim periods in accordance with U.S. GAAP.  The results of operations for the period from February 8, 2017 to March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Segment Reporting

The Partnership operates in a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Partnership’s chief operating decision maker allocates resources and assesses performance based upon financial information at the Partnership level.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. The Partnership evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Significant estimates made in preparing these financial statements include the estimate of uncollected revenues and unpaid expenses from mineral and royalty interests in properties operated by nonaffiliated entities and the estimates of proved oil, natural gas and natural gas liquids reserves and related present value estimates of future net cash flows from those properties.

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

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Cash and Cash Equivalents

The Partnership considers all highly liquid instruments with a maturity date of three months or less at date of purchase to be cash and cash equivalents.

Accounts Receivable

Oil, natural gas and NGL receivables consists of revenue payments due to the Partnership from the mineral and royalty interests. The Predecessor’s other receivables are amounts due as reimbursement for costs incurred by the Predecessor.  Under the terms of the contribution agreement entered into by and among the Partnership and the Contributing Parties prior to the IPO, the Partnership was entitled to receive royalty payments with respect to the acquired properties from and after February 1, 2017.  Included in oil, natural gas and NGL receivables are payments due to us by our Contributing Parties for oil, natural gas and NGL production contained in operator checks dated after the effective date of our IPO and containing production related to months prior to the effective date of the IPO.  As of March 31, 2017, amounts due to the Partnership from the Contributing Parties were $2.5 million.  The Partnership estimates and records an allowance when failure to collect the receivable is considered probable based on the relevant facts and circumstances surrounding the receivable. As of March 31, 2017 and December 31, 2016, no allowance for doubtful accounts is deemed necessary based upon the lack of historical write offs and a review of current receivables.

Property and Equipment

Other property and equipment includes office furniture and equipment, leasehold improvements, and computer hardware and equipment and is stated at historical cost. Depreciation and amortization are calculated using the straight-line method over expected useful lives ranging from three to seven years. Leasehold improvements are depreciated over the shorter of the expected useful life or the term of the underlying lease. Depreciation expense for the period from January 1, 2017 to February 7, 2017 and for the period from February 8, 2017 to March 31, 2017 was $6,166 and $26,423, respectively, for a combined depreciation expense of $32,589 for the three months ended March 31, 2017.     As of March 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	As of March 31, 2017	As of December 31, 2016
Computer hardware and equipment	$9,148	$8,927
Office furniture and equipment	27,684	42,337
Leasehold improvements	226,385	323,407
Less: accumulated depreciation	(26,423)	(113,103)
Property and equipment, net	$236,794	$261,568

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for costs related to its oil and natural gas properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method.

The capitalized costs are subject to a ceiling test, which limits capitalized costs to the aggregate of the present value of future net revenues attributable to proved oil, natural gas and natural gas liquids reserves discounted at 10% plus the lower of cost or market value of unproved properties. The Partnership did not assign any value to unproved properties in which it holds an interest. The full cost ceiling is evaluated at the end of each period and additionally when events indicate possible impairment.

While the quantities of proved reserves require substantial judgment, the associated prices of oil, natural gas and natural gas liquids reserves that are included in the discounted present value of the reserves are objectively determined. The ceiling test calculation requires use of the unweighted arithmetic average of the first day of the month price during the 12‑month period ending on the balance sheet date and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the properties. The present value is not necessarily an indication of the fair value of the reserves. Oil, natural gas and natural gas liquids prices have historically been volatile, and the prevailing prices at any given time may not reflect the Partnership’s or the industry’s forecast of future prices.

No impairment expense was recorded for the period from February 8, 2017 to March 31, 2017.  The substantial majority of the Partnership’s proved oil and natural gas properties that were acquired at the time of the IPO were recorded at fair value as of the IPO.  The fair value of these acquired assets was based on the value of the common units issued to the Contributing Parties, other than the Predecessor, multiplied by the IPO price plus the net proceeds of the IPO that were distributed to the Contributing Parties, other than the Predecessor.  In accordance with Staff Accounting Bulletin Topic 12: D 3a., management determined  the fair value of the acquired properties clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt at March 31, 2017, and requested and received an exemption from the SEC to exclude the recently acquired properties from the ceiling test calculation.  In making this determination, the Partnership considered that the value was based on a transaction conducted in a public offering and that the common units issued by the Partnership as consideration for the properties were attributed the same value as those purchased in the Partnership’s IPO by third-party investors.  Additionally, the fair value of these recently acquired properties was based on forward strip oil and natural gas pricing existing at the date of the IPO, and management affirmed that there has not been a material change to the fair value of these acquired assets since the IPO.  The recently acquired properties have an unamortized cost at March 31, 2017 of $247.8 million.  Had these recently acquired properties been subject to the full cost ceiling test, the Partnership would have recorded an impairment charge of $91.3 million for the period ending March 31, 2017.  The Partnership will continue to assess the fair value of the acquired assets at each periodic reporting date to ensure inclusion in the ceiling calculation is not required through the December 31, 2017 reporting period, the period of the exemption provided by the SEC.

No impairment expense was recorded by the Predecessor for the period from January 1, 2017 to February 7, 2017.  During the three months ended March 31, 2016, the Predecessor recorded a full cost ceiling impairment charge of $3.7 million for the three months ended March 31, 2016, as a result of reductions in estimated proved reserves and reduced commodity prices.

The Partnership’s properties are depleted on the unit-of-production method using estimates of proved oil, natural gas and natural gas liquids reserves. Sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change.

Proceeds from other dispositions of oil, natural gas and natural gas liquids properties are credited to the full cost pool. No gains or losses were recorded for the periods from January 1, 2017 to February 7, 2017, from February 8, 2017 to March 31, 2017 or for the three months ended March 31, 2016.

Due to the nature of the Predecessor’s and the Partnership’s mineral and royalty interests, there are no exploratory activities pending determination, and no exploratory costs were charged to expense for the periods from January 1, 2017 to February 7, 2017, from February 8, 2017 to March 31, 2017 or for the three months ended March 31, 2016.

Asset Retirement Obligations

Prior to the formation transactions that were completed in connection with the IPO of the Partnership, the Predecessor assigned its non-operated working interests and associated asset retirement obligations to an affiliated company.  The Predecessor’s asset retirement obligation (‘‘ARO’’) reflects the present value of estimated costs of dismantlement, removal, site reclamation, and similar activities associated with the Predecessor’s non-operated working interests in oil and natural gas properties.

Fair values of legal obligations to retire and remove long-lived assets were recorded when the obligation was incurred. When the liability was initially recorded, the Predecessor capitalized this cost by increasing the carrying amount of the related property and equipment. Over time, the liability was accreted for the change in its present value and the capitalized cost in oil and natural gas properties was depleted based on units of production consistent with the related asset.

Other Long-Term Liabilities

The Predecessor’s other long-term liabilities consist of a tenant improvement allowance granted at the effective date of the lease for the Partnership’s office space. This allowance was accounted for as a deferred incentive and was being amortized over the term of the lease as a reduction to rent expense.  The deferred incentive was fully realized through the formation transactions that were completed in connection with the IPO of the Partnership and is not recognized in the Partnership’s financial statements.

Income Taxes

The Partnership is a master limited partnership and is taxed as a partnership under the Internal Revenue Code whereby the Partnership’s partners are taxed on their proportionate share of taxable income. The financial statements, therefore, do not include a provision for federal income taxes.

Texas imposes a franchise tax (commonly referred to as the Texas margin tax, which is considered an income tax) at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. During the periods from January 1, 2017 to February 7, 2017 and from February 8, 2017 to March 31, 2017, the

Predecessor and the Partnership did not pay any state income taxes.  The Predecessor and the Partnership incurred state income taxes during the periods from January 1, 2017 to February 7, 2017 and from February 8 to March 31, 2017, respectively, however, such amounts were de minimis during the periods from January 1, 2017 to February 7, 2017 and from February 8, 2017 to March 31, 2017.  For the three months ended March 31, 2016, the Predecessor incurred income taxes in Texas and other states amounting to $5,885.

Uncertain tax positions are recognized in the financial statements only if that position is more-likely-than-not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Partnership and the Predecessor had no uncertain tax positions at March 31, 2017 and December 31, 2016, respectively.

The Predecessor and the Partnership recognizes interest and penalties related to uncertain tax positions in income tax expense. For the period from January 1, 2017 to February 7, 2017, the period from February 8, 2017 to March 31, 2017 and for the three months ended March 31, 2016, the Predecessor and the Partnership did not recognize any interest or penalty expense related to uncertain tax positions.

The Partnership has filed all tax returns to date that are currently due. Tax years after December 31, 2013 remain subject to possible examination by taxing authorities although no such examination has been requested.

Concentration of Credit Risk

The Partnership has no involvement or operational control over the volumes and method of sale of oil, natural gas and natural gas liquids produced and sold from the properties. It is believed that the loss of any single customer would not have a material adverse effect on the results of operations.

At times, the Partnership maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits. The Partnership has not experienced any losses related to amounts in excess of federally insured limits.

Revenue Recognition

The Partnership recognizes revenue when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

As an owner of mineral and royalty interests, the Partnership is entitled to a portion of the revenues received from the production of oil, natural gas and associated natural gas liquids from the underlying acreage, net of post-production expenses and taxes. The pricing of oil, natural gas and natural gas liquids sales from the properties is primarily determined by supply and demand in the marketplace and can fluctuate considerably. The Partnership has no involvement or operational control over the volumes and method of sale of oil, natural gas and natural gas liquids produced and sold from the properties.

To the extent actual volumes and prices of oil, natural gas and natural gas liquids are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volume and prices for these properties are estimated and recorded within oil, natural gas and NGL receivables in the accompanying consolidated balance sheet. Differences between estimates of revenue and the actual amounts are adjusted and recorded in the period that the actual amounts are known.

Fair Value Measurements

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. The carrying amount reported for long-term debt represents fair value as the interest rates approximate current market rates. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized or that will be realized in the future.

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

The Predecessor’s ARO is classified within Level 3 as the fair value is estimated using discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO, estimated amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates. See Note 7 for the summary of changes in the fair value of the Predecessor’s ARO for the period from January 1, 2017 to February 7, 2017.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017‑04, "Simplifying the Test of Goodwill Impairment." ASU 2017‑04 simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill (Step 2 of the current goodwill impairment test). Instead, a company would record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value (measured in Step 1 of the current goodwill impairment test). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Entities will apply the standard’s provisions prospectively. The Partnership does not believe this standard will have a material quantitative effect on the financial statements.

In June 2016, the FASB issued ASU 2016‑13, "Measurement of Credit Losses on Financial Instruments." ASU 2016‑13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Partnership does not believe this standard will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016‑09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016‑09 simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as certain classification changes in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within that fiscal year. The Partnership does not believe this standard will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016‑02, "Leases." ASU 2016‑02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Partnership is evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

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

The Partnership has not identified any revenue streams that would be materially impacted and does not expect the adoption of this standard to have a material effect on the Partnership’s financial statements. The Partnership is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

NOTE 3—LONG-TERM DEBT

In connection with its IPO, the Partnership entered into a $50.0 million revolving credit facility which is secured by substantially all of its assets and the assets of its wholly owned subsidiaries. Under the secured revolving credit facility, availability under the facility will equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base will be re-determined semi-annually on February 1 and August 1 of each year based on the value of the Partnership’s oil and natural gas properties and the oil and gas properties of the its wholly owned subsidiaries. The oil and gas properties of the Partnership’s non‑wholly owned subsidiaries are not subject to a lien and are not included in borrowing base valuations. The secured revolving credit facility permits aggregate commitments to be increased to $100.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.  The revolving credit facility matures on February 3, 2022.

The secured revolving credit facility contains various affirmative, negative and financial maintenance covenants. These covenants limit the Partnership’s ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The secured revolving credit facility also contains covenants requiring the Partnership to maintain the following financial ratios or to reduce the Partnership’s indebtedness if the Partnership is unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The secured revolving credit facility also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control. As of March 31, 2017, the Partnership’s outstanding balance was $3.9 million.

During the period ended March 31, 2017, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 2.25%.  As of March 31, 2017, the interest rate on the Partnership’s outstanding borrowings was 3.238%.  The Partnership was in compliance with all of the covenants included in the credit facility as of March 31, 2017.

On January 31, 2014, the Predecessor entered into a credit agreement with Frost Bank for up to a $50 million revolving credit facility.  The credit facility was subject to borrowing base restrictions and was collateralized by certain properties.  The borrowing based on the Predecessor’s credit facility was $20 million with interest payable monthly on Alternate Base Rate loans or at the end of the interest period on any Eurodollar loans, with all principal and unpaid interest due at maturity on January 15, 2018.  As of December 31, 2016, the Predecessor had outstanding advances on long-term debt totaling $10.6 million.  On February 8, 2017, the Predecessor repaid the entire outstanding principal and interest balance on the credit facility with cash proceeds from the sale of the Predecessor’s mineral and royalty interests to the Partnership.

NOTE 4—COMMON UNITS

Kimbell Royalty Partners, LP

On February 8, 2017, the Partnership completed its IPO of 5,750,000 common units representing limited partner interests, which included 750,000 common units pursuant to the underwriters’ option to purchase additional common units. The mineral and royalty interests making up the initial assets were contributed to the Partnership by the Contributing Parties at the time of the IPO.  As of March 31, 2017, 16,332,708 common units of the Partnership were outstanding.

NOTE 5—EARNINGS PER UNIT

The Partnership’s earnings per unit (‘‘EPU’’) on the consolidated statements of operations is based on the net income of the Partnership for the period from February 8, 2017 to March 31, 2017.  The Predecessor’s EPU on the statements of operations is based on the net loss of the Predecessor for the period from January 1, 2017 to February 7, 2017 and for the three months ended March 31, 2016, since this is the amount of net loss that is attributable to the Predecessor’s membership interests.

Basic EPU is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested common units granted under the Predecessor’s long-term incentive plan described in Note 6—Unit-Based Compensation. The Partnership has no potentially dilutive securities and, as such, basic and diluted net income per common unit are the same. For the periods ended February 7, 2017 and March 31, 2016, the effect of the 110,000 options issued under the Predecessor’s long-term incentive plan would be anti-dilutive. Therefore, the options issued under the Predecessor’s long-term incentive plan were not included in the diluted EPU calculation on the statements of operations.

	For the period from February 8, 2017 to March 31,	For the period from January 1, 2017 to February 7,	For the three months ended March 31,
	2017	2017	2016
		(Predecessor)

Net income (loss) attributable to the period	$283,218	$(496,856)	$(4,049,563)
Net income (loss) per common unit, basic and diluted	$0.02	$(0.82)	$(6.70)

NOTE 6—UNIT-BASED COMPENSATION

As of March 31, 2017, the Partnership had not issued any units under its long term incentive plan or incurred unit-based compensation as described in its long term incentive plan.

Prior to the IPO, the Predecessor had a long-term incentive plan that provided for the issuance of up to 110,000 membership units in the form of options as compensation for services performed for the Predecessor. The options carried a distribution right, whereby the option holder received distributions that were commensurate with those given to holders of membership units.

The fair value of each Predecessor option award was estimated on the date of grant using the Black-Scholes option pricing model and using certain assumptions. The risk-free interest rate represented the U.S. Treasury bill rate for the expected life of the related unit options. The expected distribution represented the Predecessor’s historical and anticipated cash distributions over the expected life of the unit options. The grant date fair value of the options was $27.50 per unit, based on a grant date of October 1, 2014, which was determined with the following assumptions:

Expected volatility (1)	55%
Expected distributions (2)	7%
Expected term (in years)	5
Risk free interest rate (3)	1.69%

(1)

Because the Predecessor’s membership units had no trading history, the Predecessor did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of its unit price. As a result, the Predecessor used an average historical volatility of the Predecessor’s peer group over a time period consistent with its expected term assumption. The Predecessor’s peer group was determined based upon industry peers with similar business models.

(2)	At the time of the option grant, the Predecessor had historically paid a 7% distribution.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.

A summary of the option activity as of February 7, 2017, is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Units	Price	Term
Outstanding, December 31, 2016	110,000	$100	8.00 years
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, February 7, 2017	110,000	$100	7.92 years
Exercisable, February 7, 2017	—	$—

For the period from January 1, 2017 to February 7, 2017 and for the three months ended March 31, 2016, total compensation expense for awards under the Predecessor’s long-term incentive plan was $50,422 and $151,265 respectively, and is included general and administrative expenses in the statements of operations.  In connection with the formation transactions that were completed at the IPO of the Partnership, the outstanding membership units under the Predecessor’s long-term incentive plan expired and were not converted to units in the Partnership.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Prior to the formation transactions that were completed in connection with the IPO, the Predecessor assigned its non-operated working interests and associated asset retirement obligations to a third party. As of the closing of its IPO and through the date of this report on Form 10-Q, the Partnership did not own any working interests and did not have any asset retirement obligations (‘‘ARO’’) or any lease operating expenses as a working interest owner.

The Predecessor’s ARO liability reflected the present value of estimated costs of dismantlement, removal, site reclamation, and similar activities associated with the Predecessor’s non-operated working interest in oil, natural gas and natural gas liquids properties. The Predecessor utilized current retirement costs to estimate the expected cash outflows for retirement obligations. The Predecessor estimated the ultimate productive life of the properties, a risk-adjusted discount rate, and an inflation factor in order to determine the current present value of this obligation. The following table describes changes to the Predecessor’s ARO liability:

For the Predecessor period from January 1, 2017 to February 7,
2017
Asset retirement obligation at beginning of period	$41,481
Accretion expense	97
Asset retirement obligation at end of period	$41,578

NOTE 8—RELATED PARTY TRANSACTIONS

In connection with the IPO, the Partnership entered into a management services agreement with Kimbell Operating, which entered into separate service agreements with Steward Royalties, LLC (‘‘Steward Royalties’’), Taylor Companies Mineral Management, LLC (‘‘Taylor Companies’’), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (‘‘Nail Bay Royalties’’) and Duncan Management, LLC (‘‘Duncan Management’’) pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective service agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective service agreements will reduce the amount of cash available for distribution to the Partnership’s unitholders.  During the period from February 8, 2017 to March 31, 2017, the Partnership made payments to Steward Royalties, Taylor Companies, K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $66,667, $66,667, $20,000, $83,923 and $109,744, respectively.

During the period from January 1, 2017 to February 7, 2017, and for the three months ended March 31, 2016, the Predecessor’s activities included certain related party receivables and payables; however, such amounts were de minimis at February 7, 2017 and December 31, 2016.

NOTE 9—ADMINISTRATIVE SERVICES

The Partnership relies upon its officers, directors, Sponsors and outside consultants to further its business efforts. The Partnership also hires independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist its officers and directors. Certain administrative services are being provided by individuals on the General Partner’s Board of Directors and their affiliated entities.  See Note 8-Related Party Transactions.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity.

NOTE 11—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to March 31, 2017 in the preparation of its consolidated financial statements.

On April 24, 2017, the Partnership announced the closing of the acquisition of 1.1 million gross acres (6,700 net royalty acres) of overriding royalty interests in the Anadarko Basin from Maxus Energy Corporation for $15.9 million.  As of March 31, 2017, the Partnership had a $2.4 million deposit on oil and natural gas properties related to this acquisition.

On May 2, 2017, the board of directors of the General Partner, declared a quarterly cash distribution of $0.23 per common unit for the quarter ended March 31, 2017.  The distribution will be paid on May 15, 2017 to unitholders of record as of the close of business on May 8, 2017.  The amount of the first quarter 2017 distribution was adjusted for the period from the date of the closing of the Partnership’s IPO through March 31, 2017.

On May 5, 2017, the Conflicts Committee (“the Committee”) and the Board of Directors (“the Board”) of Kimbell Royalty GP, LLC approved a form of Restricted Unit Agreement (the “Agreement”) contingent grant to be used in connection with grants to be made under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan.  In connection with the approval of the Agreement, the Committee and the Board also approved the contingent grant and issuance of restricted units under the Plan, which approval was conditioned upon the Partnership’s filing with the Securities and Exchange Commission of a Registration Statement on Form S-8.  The Partnership plans to file the Registration Statement during the second quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together  in conjunction with our unaudited financial statements and notes thereto presented in this Quarterly Report on Form  10-Q (this “Quarterly Report”), as well as the historical financial statements of our accounting Predecessor for accounting and financial reporting purposes, Rivercrest Royalties, LLC, (“Rivercrest” or “Predecessor”) included in our Annual Report on Form 10-K for the year ended December 31, 2016.

On February 8, 2017, Kimbell Royalty Partners, LP (the “Partnership”, “we” or “us”) completed our initial public offering (“IPO”) of 5,750,000 common units representing limited partner interests, which included 750,000 common units pursuant to the underwriters’ option to purchase additional common units. The mineral and royalty interests making up our initial assets were contributed to us by certain entities and individuals, including affiliates of our founders (our “Sponsors”), that contributed them, directly or indirectly, to us (the “Contributing Parties”) at the time of our IPO. As a result, as of December 31, 2016, we had not yet acquired any of such assets.

Unless otherwise indicated in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the historical financial information for time periods on or after the IPO refers only to the Partnership.  For the time periods prior to the IPO, these terms refer to Rivercrest, the Predecessor for accounting purposes and does not include the results of the Partnership as a whole. The interests underlying the oil, natural gas and natural gas liquids production revenues of our Predecessor represent approximately 11% of the Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”) as of December 31, 2016.

Cautionary Statement Regarding Forward‑Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward‑looking statements include:

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

All forward‑looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Overview

Kimbell Royalty Partners, LP is a Delaware limited partnership formed to own and acquire mineral and royalty interests in oil and natural gas properties throughout the United States. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated natural gas liquids from the acreage underlying our interests, net of post‑production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from our Sponsors, the Contributing Parties and third parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest.

As of March 31, 2017, we owned mineral and royalty interests in approximately 3.7 million gross acres and overriding royalty interests in approximately 0.9 million gross acres, with approximately 44% of our aggregate acres located in the Permian Basin. We refer to these non‑cost‑bearing interests collectively as our “mineral and royalty interests.” As of March 31, 2017, over 95% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including 100% of our overriding royalty interests), and substantially all of those leases were held by production. Our mineral and royalty interests are located in 20 states and in nearly every major onshore basin across the continental United States and include ownership in over 48,000 gross producing wells, including over 29,000 wells in the Permian Basin.

Recent Developments

On April 24, 2017, we announced the closing of the acquisition of 1.1 million gross acres (6,700 net acres) of overriding royalty interests in the Anadarko Basin from Maxus Energy Corporation for $15.9 million.  As of March 31, 2017, we had a $2.4 million deposit on oil and natural gas properties related to this acquisition.

Business Environment

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. In late 2014, prices for oil and natural gas declined precipitously, and prices remained low throughout 2015 and for the majority of 2016 until rebounding in the fourth quarter of 2016. During the three months ended March 31, 2017, WTI ranged from a low of $47.00 per Bbl on March 23, 2017 to a high of $54.48 per Bbl on February 23, 2017, and during the three months ended March 31, 2016, WTI ranged from a low of $26.19 per Bbl on February 11, 2016 to a high of $41.45 per Bbl on March 22, 2016.  During the three months ended March 31, 2017, the Henry Hub spot market price of natural gas has ranged from a low of $2.44 per MMBtu on February 27, 2017 to a high of $3.71 per MMBtu on January 2, 2017.  During the three months ended March 31, 2016, Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu on March 4, 2016 to a high of $2.54 per MMBtu on January 11, 2016.  On May 8, 2017, the WTI posted price for crude oil was $46.46 per Bbl and the Henry Hub spot market price of natural gas was $3.06 per MMBtu.

The following table, as reported by the U.S. Energy Information Administration (“EIA”), sets forth the monthly spot price averages for oil and natural gas as of March 31, 2017 and 2016:

	For the Three Months Ended March 31,
EIA Monthly Spot Price Averages:	2017	2016
Oil (Bbl)	$51.77	$33.18
Natural gas (MMBtu)	$3.01	$2.00

Source: EIA.

Rig Count

The Baker Hughes U.S. Rotary Rig count was 824 active rigs at March 31, 2017, a greater than 83% increase from 450 active rigs at April 1, 2016.  In addition, according to the Baker Hughes U.S. Rotary Rig count, rig activity in the 20 states in which we own mineral and royalty interests increased more than 87% from 401 active rigs at April 1, 2016 to 750 active rigs at March 31, 2017.

Sources of Our Revenue

Our Predecessor’s and our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and natural gas liquids production, as well as the sale of natural gas liquids that are extracted from natural gas during processing.  For the period from January 1, 2017 to February 7, 2017, our Predecessor’s revenues were generated 55% from oil sales, 36% from natural gas sales and 9% from natural gas liquids sales. For the period from February 8, 2017 to March 31, 2017, our revenues were generated 62% from oil sales, 27% from natural gas sales and 11% from natural gas liquids sales. For the combined three months ended March 31, 2017, the revenues were generated 61% from oil sales, 28% from natural gas sales and 11% from natural gas liquids sales.  For the quarter ended March 31, 2016, our Predecessor’s revenues were generated 58% from oil sales, 31% from natural gas sales and 11% from natural gas liquids sales.  Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Neither we nor our Predecessor entered into hedging arrangements to establish, in advance, a price for the sale of the oil, natural gas and natural gas liquids produced from our mineral and royalty interests. As a result, we may realize the benefit of any short‑term increase in the price of oil, natural gas and natural gas liquids, but we will not be protected against decreases in price, and if the price of oil, natural gas and natural gas liquids decreases significantly, our business, results of operation and cash available for distribution may be materially adversely effected. We may enter into hedging arrangements in the future.

Adjusted EBITDA

Adjusted EBITDA is used as a supplemental non-GAAP (as defined below) financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA to evaluate cash flow available to pay distributions to our unitholders.

We define Adjusted EBITDA as net income (loss) plus interest expense, net of capitalized interest, non‑cash unit‑based compensation, impairment of oil and natural gas properties, income taxes and depreciation, depletion and accretion expense. Adjusted EBITDA is not a measure of the income (loss) as determined by the generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA.

Adjusted EBITDA should not be considered an alternative to net income, oil, natural gas and natural gas liquids revenues, net cash flows provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following tables present a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for the periods indicated (unaudited):

	For the period from February 8, 2017 to March 31,	For the period from January 1, 2017 to February 7,	For the three months ended March 31,
	2017	2017	2016
		(Predecessor)
Net income (loss)	$283,218	$(496,856)	$(4,049,563)
Depreciation, depletion and accretion expense	2,535,660	113,639	475,614
Interest expense	60,152	39,307	105,288
Income taxes	—	—	5,885
EBITDA	2,879,030	(343,910)	(3,462,776)
Impairment of oil and natural gas properties	—	—	3,720,031
Unit‑based compensation	—	50,422	151,265
Adjusted EBITDA	$2,879,030	$(293,488)	$408,520

Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	3,914	34,505	62,981
Capital expenditures	—	—	—
Cash available for distribution	$2,875,116	$(327,993)	$345,539

	For the period from February 8, 2017 to March 31,	For the period from January 1, 2017 to February 7,	For the three months ended March 31,
	2017	2017	2016
		(Predecessor)
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$2,712,193	$186,719	$160,373
Interest expense	60,152	39,307	105,288
State income taxes	—	—	5,885
Impairment of oil and natural gas properties	—	—	(3,720,031)
Amortization of loan origination costs	(10,417)	(4,241)	(10,241)
Amortization of tenant improvement allowance	—	2,864	19,543
Unit‑based compensation	—	(50,422)	(151,265)
Changes in operating assets and liabilities:
Oil, natural gas and NGL revenues receivable	1,657,446	(14,551)	1,818
Prepaid expenses	276,026	—	—
Other receivables	—	(333,056)	(1,367,290)
Accounts payable	(664,859)	(247,972)	1,546,915
Other current liabilities	(1,151,511)	77,442	(53,771)
EBITDA	$2,879,030	$(343,910)	$(3,462,776)
Add:
Impairment of oil and natural gas properties	—	—	3,720,031
Unit‑based compensation	—	50,422	151,265
Adjusted EBITDA	$2,879,030	$(293,488)	$408,520

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

No Effect Given to Formation Transactions in connection with Initial Public Offering

The historical financial statements included in this Quarterly Report of our Predecessor, Rivercrest, do not reflect the financial condition or results of operations of the Partnership. These historical financial statements do not give effect to the formation transactions that were completed in connection with the IPO of the Partnership. In connection with our IPO, our Predecessor assigned all of its non‑operating working interests to an affiliate that was not contributed to us and the member of our Predecessor contributed all of its membership interests in Rivercrest to us in exchange for common units and a portion of the net proceeds from the IPO. In addition, the Contributing Parties directly or indirectly contributed to us the other assets that make up our initial assets in exchange for common units and a portion of the net proceeds from the IPO. The combination of the assets contributed to us by the Contributing Parties was accounted for at fair value as asset acquisitions. The fair value of the purchase consideration was based upon the value of the common units purchased in the Partnership’s IPO by third-party investors.

The historical financial data of our Predecessor included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not include the results of the Partnership and may not provide an accurate indication of what our actual results would have been if these formation transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. The mineral and royalty interests of our Predecessor only represent approximately 11% of our partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott as of December 31, 2016.

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

During the three months ended March 31, 2016, our Predecessor recorded non-cash impairment charges of approximately $3.7 million primarily due to changes in reserve values resulting from the drop in commodity prices and other factors. We may incur impairment charges in the future, which could materially adversely affect our results of operations for the periods in which such charges are taken.

No impairment expense was recorded for the period from February 8, 2017 to March 31, 2017.  The substantial majority of our proved oil and natural gas properties that were acquired at the time of the IPO were recorded at fair value as of the IPO.  In accordance with Staff Accounting Bulletin Topic 12: D 3a., management determined that the fair value of the acquired properties clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt at March 31, 2017 and requested and received an exemption from the SEC to exclude the recently acquired properties from the ceiling test calculation.  In making this determination, we considered that the value was based on a transaction conducted in a public offering and that the common units issued by the Partnership as consideration for the properties were attributed the same value as those purchased in the Partnership’s IPO by third-party investors.  Additionally, the fair value of these recently acquired properties was based on forward strip oil and natural gas pricing existing at the date of the IPO and management has affirmed that there has not been a material change to the oil and natural gas prices in the time since the IPO.  The recently acquired properties have an unamortized cost at March 31, 2017 of $247.8 million.  Had these recently acquired properties been subject to the full cost ceiling test, we would have recorded an impairment charge of $91.3 million for the period ending March 31, 2017.  We will continue to assess the fair value of the acquired assets at each periodic reporting date to ensure inclusion in the ceiling calculation is not required through the December 31, 2017 reporting period, the period of the exemption extended by the SEC.

Credit Agreements

In connection with our IPO, we entered into a new $50.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the facility to be increased up to $100.0 million (subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders).  As of March 31, 2017, we had borrowed $3.9 million to fund certain transaction related expenses and our entrance into a management services agreement with Kimbell Operating Company, LLC and to fund the deposit on our acquisition of 1.1 million gross acres (6,700 net royalty acres) of overriding royalty interests in the Anadarko Basin from Maxus Energy Corporation.  For the period from February 8, 2017 to March 31, 2017, we incurred $60,152 in interest expense.

In January 2014, our Predecessor entered into a credit agreement with Frost Bank, as lender. For the three months ended March 31, 2016 and for the period from January 1, 2017 to February 7, 2017 our Predecessor’s interest expense was $105,288 and $39,307, respectively. Our Predecessor had outstanding borrowings of $10.6 million as of December 31, 2016 and $10.6 million as of February 7, 2017.  We did not assume any indebtedness of our Predecessor in connection with the IPO.

Acquisition Opportunities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from our Sponsors, the Contributing Parties and third parties. We also may pursue acquisitions jointly with our Sponsors and the Contributing Parties. As a consequence of any such acquisition and acquisition‑related expense, the historical financial statements of our Predecessor will differ from our financial statements in the future.

Management Services Agreements

In connection with our IPO, we entered into a management services agreement with Kimbell Operating, which entered into separate service agreements with certain entities controlled by affiliates of our Sponsors and Mr. Duncan, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. In addition, under each of their respective service agreements, affiliates of our Sponsors will identify, evaluate and recommend to us acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective service agreements will reduce the amount of cash available for distribution to our unitholders.

Non‑Operated Working Interest Assignment

Prior to the formation transactions that were completed in connection with the IPO of the Partnership, our Predecessor assigned its non‑operated working interests and associated asset retirement obligations to an affiliated company. As of the closing of its IPO and through the date of this Quarterly Report, the Partnership does not own any working interests and does not have any asset retirement obligations or any lease operating expenses as a working interest owner.

Results of Operations

The following table summarizes our Predecessor’s and our revenue and expenses and production data for the periods indicated.

Results of Operations

(unaudited)

	For the period from February 8, 2017 to March 31,	For the period from January 1, 2017 to February 7,	For the three months ended March 31,
	2017	2017	2016
Operating Results:		(Predecessor)
Oil, natural gas and NGL revenues	$4,553,344	$318,310	$755,653
Costs and expenses
Production and ad valorem taxes	206,106	19,651	35,041
Depreciation, depletion and accretion expense	2,535,660	113,639	475,614
Impairment of oil and natural gas properties	—	—	3,720,031
Marketing and other deductions	257,126	110,534	97,568
General and administrative expenses	1,211,082	532,035	365,789
Total costs and expenses	4,209,974	775,859	4,694,043
Operating income (loss)	343,370	(457,549)	(3,938,390)
Interest expense	60,152	39,307	105,288
Income (loss) before income taxes	283,218	(496,856)	(4,043,678)
State income taxes	—	—	5,885
Net income (loss)	$283,218	$(496,856)	$(4,049,563)
Production Data:
Oil (Bbls)	59,511	3,696	14,355
Natural gas (Mcf)	489,671	32,961	133,836
Natural gas liquids (Bbls)	20,930	1,220	6,947
Combined volumes (Boe) (6:1)	162,053	10,410	43,608

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

The period presented for the three months ended March 31, 2017 includes the results of operations of our Predecessor for the period from January 1, 2017 to February 7, 2017 and results of operations from our Partnership for the period from February 8, 2017 to March 31, 2017.  The mineral and royalty interests of our Predecessor only represent approximately 11% of our total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott as of December 31, 2016.

Oil, Natural Gas and Natural Gas Liquids Revenues

For the period from January 1, 2017 to February 7, 2017 and February 8, 2017 to March 31, 2017 our Predecessor’s and our revenues were $0.3 and $4.6 million, respectively for a combined revenues of $4.9 million for the three months ended March 31, 2017, an increase of $4.1 million, from $0.8 million for the three months ended March 31, 2016. The increase in revenues was primarily due to the acquisition of $247.8 million of various oil, natural gas and natural gas liquids properties at the closing of our IPO and the relevant production and revenues from those acquired properties.

Our Predecessor’s and our revenues are a function of oil, natural gas, and natural gas liquids production volumes sold and average prices received for those volumes. The production volumes were 10,410 Boe or 336 Boe/d and 162,053 Boe or 3,116 Boe/d, for the periods from January 1, 2017 to February 7, 2017 and February 8, 2017 to March 31, 2017, respectively.  The combined production for the three months ended March 31, 2017 was 172,463 Boe or 1,916 Boe/d, an increase of 128,855 Boe or 1,437 Boe/d, from 43,608 Boe or 479 Boe/d, for the three months ended March 31, 2016.

Our Predecessor’s operators received an average of $47.04 per Bbl of oil, $3.47 per Mcf of natural gas and $24.61 per Bbl of natural gas liquids for the volumes sold during the period from January 1, 2017 to February 7, 2017.  Our operators received an average of $47.35 per Bbl of oil, $2.55 per Mcf of natural gas and $23.35 per Bbl of natural gas liquids for the volumes sold during the period from February 8, 2017 to March 31, 2017.  For the combined three months ended March 31, 2017, the operators received an average of $47.33 per Bbl of oil, $2.60 per Mcf of natural gas and $23.42 per Bbl of natural gas liquids for the volumes sold.  Our Predecessor’s operators received an average of $30.70 per Bbl of oil, $1.73 per Mcf of natural gas and $12.03 per Bbl of natural gas liquids for the volumes sold during the three months ended March 31, 2016.  The combined three months ended March 31, 2017 increased 54.2% or $16.63 per Bbl of oil and 50.3% or $0.87 per Mcf of natural gas.  These increases are consistent with prices experienced in the market, specifically when compared to the EIA monthly spot price average increases of 56.0% or $18.58 per Bbl of oil and 50.5% or $1.01 per Mcf of natural gas for the comparable periods.

Production and Ad Valorem Taxes

Our production and ad valorem taxes for the period from January 1, 2017 to February 7, 2017 and February 8, 2017 to March 31, 2017 were $19,651 and $206,106, respectively.  The combined production and ad valorem taxes for the three months ended March 31, 2017 were $225,757, an increase of $190,716 from $35,041 in the three months ended March 31, 2016.  The increase in production and ad valorem taxes was attributable to the acquisition of $247.8 million of various oil, natural gas and natural gas liquids properties at the closing of our IPO on February 8, 2017 and the relevant production and revenues from those acquired properties.

Depreciation, Depletion and Accretion Expense

Our Predecessor’s and our depreciation, depletion and accretion expense for the period from January 1, 2017 to February 7, 2017 and for the period from February 8, 2017 to March 31, 2017 was $0.1 million and $2.5 million respectively for a combined expense of $2.6 million for the three months ended March 31, 2017.  This was an increase of $2.1 million from our Predecessor’s depreciation, depletion and accretion expense of $0.5 million for the three months ended March 31, 2016.  The increase in the depreciation, depletion and accretion expense was primarily attributable to the acquisition of $247.8 million of various oil, natural gas and natural gas liquids properties at the closing of our IPO and the relevant production from those acquired properties.

Our Predecessor’s and our average depletion rate per barrel was $10.31 and $15.48 for the periods from January 1, 2017 to February 7, 2017 and February 8, 2017 to March 31, 2017, respectively.  The combined average depletion rate per barrel for the three months ended March 31, 2017 was $15.17, an increase of $4.26 per barrel from $10.91 average depletion rate per barrel for the three months ended March 31, 2016.  The increase in the average depletion rate per barrel was primarily attributable to the acquisition of $247.8 million of various oil, natural gas and natural gas liquids properties at the closing of our IPO and the relevant production from those acquired properties.  Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

Impairments for our Predecessor totaled $3.7 million for the three months ended March 31, 2016 primarily due to the impact that declines in commodity prices had on the value of reserve estimates.

No impairment expense was recorded for the period from February 8, 2017 to March 31, 2017.  The substantial majority of our proved oil and natural gas properties that were acquired at the time of the IPO were recorded at fair value as of the IPO.  In accordance with Staff Accounting Bulletin Topic 12: D 3a., management determined that the fair value of the acquired properties clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt at March 31, 2017 and requested and received an exemption from the SEC to exclude the recently acquired properties from the ceiling test calculation.  In making this determination, we considered that the value was based on a transaction conducted in a public offering and that the common units issued by the Partnership as consideration for the properties were attributed the same value as those purchased in the Partnership’s IPO by third-party investors.  Additionally, the fair value of these recently acquired properties was based on forward strip oil and natural gas pricing existing at the date of the IPO and management has affirmed that there has not been a material change to the oil and natural gas prices in the time since the IPO.  The recently acquired properties have an unamortized cost at March 31, 2017 of $247.8 million.  Had these recently acquired properties been subject to the full cost ceiling test, we would have recorded an impairment charge of $91.3 million for the period ending March 31, 2017.  We will continue to assess the fair value of the acquired assets at each periodic reporting date to ensure inclusion in the ceiling calculation is not required through the December 31, 2017 reporting period, the period of the exemption extended by the SEC.

Marketing and Other Deductions

Our marketing and other deductions includes product marketing expense, which is a post‑production expense, and our Predecessor’s marketing and other deductions also includes lease operating expenses related to its non‑operated working interests. Marketing and other deductions for the periods from January 1, 2017 to February 7, 2017 and February 8, 2017 to March 31, 2017 were $0.1 million and $0.3 million, respectively.  The combined marketing and other deductions for the three months ended March 31, 2017 were $0.4 million, an increase of $0.3 million from our Predecessor’s marketing and other deductions for the three months ended March 31, 2016 of $0.1 million.  The increase in marketing and other deductions was attributable to the acquisition of $247.8 million of various oil, natural gas and natural gas liquids properties at the closing of our IPO and the relevant production and revenues from those acquired properties.

General and Administrative Expenses

Our Predecessor’s and our general and administrative expenses for the period from January 1, 2017 to February 7, 2017 and for the period from February 8, 2017 to March 31, 2017 were $0.5 million and $1.2 million, respectively.  General and administrative expenses for the combined three months ended March 31, 2017 were $1.7 million, an increase of $1.3 million from our Predecessor’s general and administrative expenses of $0.4 million for the three months ended March 31, 2016.  The increase in general and administrative expenses were attributable to the increased cost related to operating the Partnership as a publicly traded company.

Interest Expense

Our Predecessor’s and our interest expense for the period from January 1, 2017 to February 7, 2017 and for the period from February 8, 2017 to March 31, 2017 was $39,307 and $60,152, respectively. The interest expense for the combined three months ended March 31, 2017 was $0.1 million as compared to our Predecessor’s interest expense of $0.1 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings and our primary uses of cash  are for distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. We have entered into a $50.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the facility to be increased up to $100.0 million (subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders), to initially be used for general partnership purposes, including working capital and acquisitions and certain transaction expenses. As of May 8, 2017, we have borrowed $17.4 million under our secured revolving credit facility.

Our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as “available cash.” Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. We expect that available cash for each quarter will generally equal or approximate our Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs, including replacement or growth capital expenditures, that the board of directors may determine is appropriate.

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

Because our partnership agreement requires us to distribute an amount equal to all available cash we generate each quarter, our unitholders have direct exposure to fluctuations in the amount of cash generated by our business. We expect that the amount of our quarterly distributions, if any, will fluctuate based on variations in, among other factors, (i) the performance of the operators of our properties, (ii) earnings caused by, among other things, fluctuations in the price of oil, natural gas and natural gas liquids, changes to working capital or capital expenditures and (iii) cash reserves deemed appropriate by the board of directors of our general partner. Such variations in the amount of our quarterly distributions may be significant and could result in our not making any distribution for any particular quarter. We will not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change our distribution policy at any time at its discretion, without unitholder approval, and could elect not to pay distributions for one or more quarters.

On May 2, 2017, the board of directors of our general partner, declared a quarterly cash distribution of $0.23 per common unit for the quarter ended March 31, 2017. The Partnership’s calculated cash available for distribution was $0.18, however, during the period ended March 31, 2017, the Partnership received cash from the Contributing Parties for oil, natural gas and natural gas liquids production for periods prior to the IPO.  Based on the cash received from the Contributing Parties for the production periods prior to the IPO, the board of directors voted to distribute an additional $0.05.  The distribution will be paid on May 15, 2017 to unitholders of record as of the close of business on May 8, 2017.  The amount of the first quarter 2017 distribution was adjusted for the period from the date of the closing of the Partnership’s IPO through March 31, 2017.

Cash Flows

The following table presents our Predecessor’s and our cash flows for the periods indicated.

	For the period from February 8, 2017 to March 31,	For the period from January 1, 2017 to February 7,	For the three months ended March 31,
	2017	2017	2016
Cash Flow Data:		(Predecessor)
Cash flows provided by operating activities	$2,712	$187	$160
Cash flows used in investing activities	(98,640)	(1)	(20)
Cash flows provided by (used in) financing activities	99,820	—	(150)
Net increase (decrease) in cash	$3,892	$186	$(10)

Operating Activities

Our Predecessor’s and our operating cash flow is impacted by many variables, the most significant of which is the change in prices for oil, natural gas and natural gas liquids. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our and our Predecessor’s control and are difficult to predict.  Cash flows provided by operating activities for the periods from January 1, 2017 to February 7, 2017 and February 8, 2017 to March 31, 2017, were $0.2 million and $2.7 million, respectively.  Cash flows provided by operating activities for the combined three months ended March 31, 2017 were $2.9 million, an increase of $2.7 million compared to our Predecessor’s cash flows provided by operating activities of $0.2 million for the three months ended March 31, 2016.  The increase was largely attributable to the acquisition of $247.8 million of various oil, natural gas and natural gas liquids properties at the closing of our IPO and the relevant production and revenues from those acquired properties.

Investing Activities

Cash flows used in investing activities for the periods from January 1, 2017 to February 7, 2017 and February 8, 2017 to March 31, 2017, were $523 and $98.6 million, respectively.  The cash flows used in investing activities for the combined three months ended March 31, 2017 were $98.6 million, an increase of $98.6 million compared to our Predecessor’s cash flows used in investing activities for the three months ended March 31, 2016 of $20,000. For the period from February 8, 2017 to March 31, 2017, we used the $96.2 million in proceeds received from our IPO to pay the cash portion of our acquisition of oil and natural gas properties at the IPO.  We also used $2.4 million for a deposit on oil and natural gas properties related to the acquisition of 1.1 million gross acres (6,700 net acres) of overriding royalty interests in the Anadarko Basin from Maxus Energy Corporation for $15.9 million, which closed on April 24, 2017.

Financing Activities

Our Predecessor did not have any cash flows used in or provided by financing activities for the period from January 1, 2017 to February 7, 2017.  Cash flows provided by financing activities was $99.8 million for the period from February 8, 2017 to March 31, 2017 as compared to our Predecessor’s cash used in financing activities of $0.2 million for the three months ended March 31, 2016.   During the period from February 8, 2017 to March 31, 2017, we received $96.2 million in proceeds from our IPO, we borrowed $3.9 million and paid loan origination costs of $0.3 million. During the three months ended March 31, 2016, our Predecessor re-paid $0.2 million on their long‑term debt.

Capital Expenditures

During the period from January 1, 2017 to February 7, 2017, our Predecessor spent $523 on additional lease and well equipment and intangible drilling costs related to the Predecessor’s working interests and office equipment.

During the period from February 8, 2017 to March 31, 2017, we acquired mineral and royalty interests from our Contributing Parties for common units with a total value at the IPO of $169.1 million and $96.3 million in cash.  Additionally, we spent $2.4 million on a deposit on oil and natural gas properties related to the acquisition of 1.1 million gross acres (6,700 net acres) of overriding royalty interests in the Anadarko Basin from Maxus Energy Corporation for $15.9 million, which closed on April 24, 2017.  During the three months ended March 31, 2016, our Predecessor spent $20,417 on additional lease and well equipment and intangible drilling costs related to the Predecessor’s working interests and office equipment.

Indebtedness

New Revolving Credit Agreement

We entered into a $50.0 million revolving credit facility in connection with our IPO, which is secured by substantially all of our assets and the assets of our wholly owned subsidiaries. Under the secured revolving credit facility, availability under the facility will equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base will be re-determined semi-annually on February 1 and August 1 of each year based on the value of our oil and natural gas properties and the oil and gas properties of our wholly owned subsidiaries. The oil and gas properties of our non‑wholly owned subsidiaries are not subject to a lien and will not be included in borrowing base valuations. The secured revolving credit facility permits aggregate commitments under the facility to be increased to $100.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

The secured revolving credit facility contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The secured revolving credit facility also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The secured revolving credit facility also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control. As of May 8, 2016, we have borrowed $17.4 million to fund certain transaction related expenses and our management services agreement with Kimbell Operating Company, LLC and for the acquisition of oil and natural gas properties related to 1.1million gross acres (6,700 net acres) of overriding royalty interests in the Anadarko Basin from Maxus Energy Corporation.

Predecessor Credit Facility

Our Predecessor entered into a credit agreement with Frost Bank for up to $50.0 million. The credit facility was subject to borrowing base restrictions and was collateralized by certain properties. The borrowing base was $20 million with interest payable monthly on Alternate Base Rate loans or at the end of the interest period on any Eurodollar loans. As of December 31, 2016, our Predecessor’s total indebtedness on its credit agreement was approximately $10.6 million with an average interest rate of 3.39%. The loan was to mature in January 2018. The credit facility contained certain restrictive covenants. As of December 31, 2016, the Predecessor was in compliance with all of the covenants included in the credit facility. On February 8, 2017, our Predecessor repaid the entire outstanding principal and interest balance on the credit facility with cash proceeds from the sale of our Predecessor’s mineral and royalty and overriding royalty interests to the Partnership. We did not assume any indebtedness of our Predecessor in connection with the IPO.

Internal Controls and Procedures

We are not currently required to comply with the Security and Exchange Commission’s (the “SEC”) rules implementing Section 404 of the Sarbanes‑Oxley Act of 2002 (“Sarbanes-Oxley Act”), and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes‑Oxley Act, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal controls over financial reporting. We must comply with Section 404 (except for the requirement for an auditor’s attestation report) beginning with our fiscal year ending December 31, 2018. To comply with the requirements of being a public company, we will need to implement additional controls, reporting systems and procedures and hire additional accounting, finance and legal staff.

Further, our independent registered public accounting firm is not yet required to attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Act (“JOBS Act”) or as long as we are a non‑accelerated filer.

New and Revised Financial Accounting Standards

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non‑emerging growth companies. Our election to “opt out” of the extended transition period is irrevocable.

The effects of new accounting pronouncements are discussed in Note 2‑Summary of Significant Accounting Policies within our Predecessor’s financial statements included elsewhere in this Quarterly Report.

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

See the notes to our Predecessor’s and our historical financial statements included elsewhere in this Quarterly Report for additional information regarding these accounting policies.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our Predecessor’s or our results of operations for the period from January 1, 2016 through March 31, 2017.

Off‑Balance Sheet Arrangements

As of March 31, 2017, neither we, nor our Predecessor had any off‑balance sheet arrangements other than operating leases.  As of March 31, 2017, there have been no significant changes to our contractual obligations previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil, natural gas and natural gas liquids production of our operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil, natural gas and natural gas liquids production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices that our operators receive for production depend on many factors outside of our or their control.  Currently, we do not have any commodity hedges in place but may do so in the future if the Board of Directors of our General Partner decides doing so is in the best interest of the Partnership.

Credit Risk

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and natural gas liquids produced and sold from the underlying properties.  It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of March 31, 2017, we had total borrowings outstanding under our credit facility of $3.9 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.04 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K.  We have updated the risk factor below regarding the potential impairment of our oil and natural gas properties, however there have been no other material changes in our risk factors from those described in our 2016 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

We may be required to recognize a material impairment of our oil and natural gas properties in future reporting periods.

All of our oil and natural gas properties that were acquired in connection with the consummation of our IPO, other than the assets acquired from our Predecessor, were recorded at fair value at the time of acquisition based on the transaction conducted in the public offering and the common units issued by the Partnership as consideration for the properties were attributed the same value as those purchased by third party investors.  The fair value of these recently acquired properties was based on forward strip oil and natural gas pricing existing at the date of the IPO.  However, these factors are significantly different from those that we must use in performing our full cost ceiling tests, which  require us to use a historical twelve-month average price and a 10% discount rate.  Furthermore, using the historical twelve-month average price results in a lower average price than using the forward oil and natural gas price curve.  Based upon these differences, the recently acquired properties have an unamortized cost at March 31, 2017 of $247.8 million.  Had these recently acquired properties been subject to the full cost ceiling test, the Partnership would have recorded an impairment charge of $91.3 million for the period ending March 31, 2017.

On May 10, 2017, the SEC did not object to the Partnership’s request for an exemption from applying the full-cost ceiling calculation to the unamortized costs relating to the interest in oil and natural gas reserves acquired at the closing of the IPO of the Partnership, other than those acquired from our Predecessor.  However, we must continue to monitor the fair value of the assets acquired by the Partnership at the IPO to evaluate whether or not there are changes in assumptions, circumstances events or other indicators that indicate the fair value of the acquired assets no longer exceed the full cost ceiling limitation beyond a reasonable doubt.  If the fair value declines and no longer exceeds the full cost ceiling limitation beyond a reasonable doubt this could result in a non-cash impairment charge that could materially affect our results of operations in the period that the charge is recorded.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Unregistered Sales of Securities.

On December 20, 2016, we entered into a Contribution, Conveyance, Assignment and Assumption Agreement with Kimbell Royalty GP, LLC, Kimbell Intermediate GP, LLC, Kimbell Intermediate Holdings, LLC, Kimbell Royalty Holdings, LLC and the other parties named therein, pursuant to which we agreed to issue 10,582,708 common units and distribute the net proceeds of the IPO to the Contributing Parties in connection with such Contributing Parties’ contribution of certain assets to us at or prior to the closing of the IPO. The common units were issued at the IPO in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506(b) promulgated under the Securities Act and in Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities.

On February 8, 2017, we completed our IPO of common units pursuant to our registration statement on Form S‑1 (File No. 333-215458) declared effective by the SEC on February 2, 2017. Raymond James & Associates, Inc. acted as representative of the underwriters and Raymond James & Associates, Inc., RBC Capital Markets, LLC, Stifel, Nicolaus & Company, Incorporated, acted as the joint book-running managers in the offering. Pursuant to the registration statement, we registered the offer and sale of 5,750,000 units of our $18.00 common units, which included 750,000 units sold pursuant to an option granted to the underwriters. The sale of the units in our IPO and the sale of units covered by the option closed on February 8, 2017.

The net proceeds of our IPO, based on the public offering price of $18.00 per unit, after deducting underwriting discounts and commissions and the structuring fee and offering expenses, were approximately $96.2 million.  As described in the prospectus, we used the proceeds to make a cash distribution to the entities and individuals that contributed, directly or indirectly, certain mineral and royalty interests to us in connection with the offering.

Repurchases of Equity Securities. None.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: May 12, 2017	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: May 12, 2017	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
3.1	—

Certificate of Limited Partnership of Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 3.1 to Kimbell Royalty Partners, LP’s Registration Statement on Form S‑1 (File No. 333‑215458) filed on January 6, 2017)

3.2	—

First Amended and Restated Agreement of Limited Partnership of Kimbell Royalty Partners LP, dated as of February 8, 2017 (incorporated by reference to Exhibit 3.1 to Kimbell Royalty Partners, LP’s Form 8‑K filed on February 14, 2017)

3.3	—

Certificate of Formation of Kimbell Royalty GP, LLC (incorporated by reference to Exhibit 3.2 to Kimbell Royalty Partners, LP’s Registration Statement on Form S‑1 (File No. 333‑215458) filed on January 6, 2017)

3.4	—

First Amended and Restated Limited Liability Company Agreement of Kimbell Royalty GP, LLC, dated as of February 8, 2017 (incorporated by reference to Exhibit 3.2 to Kimbell Royalty Partners, LP’s Form 8‑K filed on February 14, 2017)

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350
101.INS**	—	XBRL Instance Document.
101.SCH**	—	XBRL Taxonomy Extension Schema Document.
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*      —filed herewith

**    —furnished herewith