Form 10-Q
period 2018-03-31
Kimbell Royalty Partners, LP
filed 2018-05-11
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 OR

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

As of May 4, 2018, 16,834,984 common units of the registrant were outstanding.

KIMBELL ROYALTY PARTNERS, LP

FORM 10‑Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$6,836,524	$5,625,495
Oil, natural gas and NGL receivables	6,560,310	6,792,837
Accounts receivable and other current assets	371,572	236,673
Total current assets	13,768,406	12,655,005
Property and equipment, net	128,776	165,232
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting	297,624,476	297,609,797
Less: accumulated depreciation, depletion, accretion and impairment	(74,559,676)	(15,394,238)
Total oil and natural gas properties	223,064,800	282,215,559
Loan origination costs, net	239,583	255,208
Total assets	$237,201,565	$295,291,004

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$695,280	$316,486
Other current liabilities	1,282,631	1,746,662
Commodity derivative liabilities	290,333	183,957
Total current liabilities	2,268,244	2,247,105
Commodity derivative liabilities	240,954	134,872
Long-term debt	30,843,593	30,843,593
Total liabilities	33,352,791	33,225,570
Commitments and contingencies
Partners' capital	203,848,774	262,065,434
Total liabilities and partners' capital	$237,201,565	$295,291,004

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Partnership		Predecessor
	Three Months Ended March 31,	Period from February 8, 2017 to March 31,	Period from January 1, 2017 to February 7,
	2018	2017	2017
Revenue
Oil, natural gas and NGL revenues	$11,176,303	$4,553,344	$318,310
Loss on commodity derivative instruments	(284,965)	—	—
Total revenues	10,891,338	4,553,344	318,310
Costs and expenses
Production and ad valorem taxes	816,001	206,106	19,651
Depreciation, depletion and accretion expense	4,455,708	2,535,660	113,639
Impairment of oil and natural gas properties	54,753,444	—	—
Marketing and other deductions	569,842	257,126	110,534
General and administrative expense	2,770,772	1,211,082	532,035
Total costs and expenses	63,365,767	4,209,974	775,859
Operating (loss) income	(52,474,429)	343,370	(457,549)
Other expense
Interest expense	350,042	60,152	39,307
Net (loss) income	$(52,824,471)	$283,218	$(496,856)

Net (loss) income attributable to common units
Basic	$(3.23)	$0.02	$(0.82)
Diluted	$(3.23)	$0.02	$(0.82)
Weighted average number of common units outstanding
Basic	16,345,117	16,332,708	604,137
Diluted	16,345,117	16,332,708	604,137

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units	Total
Partners' capital - December 31, 2017	16,509,799	$262,065,434

Distributions to unitholders	—	(6,061,123)

Restricted units granted, net of forfeitures	325,185	—

Unit-based compensation	—	668,934

Net loss	—	(52,824,471)

Partners' capital - March 31, 2018	16,834,984	$203,848,774

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Partnership		Predecessor
	Three Months Ended March 31,	Period from February 8, 2017 to March 31,	Period from January 1, 2017 to February 7,
	2018	2017	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(52,824,471)	$283,218	$(496,856)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion expense	4,455,708	2,535,660	113,639
Impairment of oil and natural gas properties	54,753,444	—	—
Amortization of loan origination costs	15,625	10,417	4,241
Amortization of tenant improvement allowance	—	—	(2,864)
Unit-based compensation	668,934	—	50,422
Loss on commodity derivative instruments	212,458	—	—
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	232,527	(1,657,446)	14,551
Accounts receivable and other current assets	(134,899)	(276,026)	333,056
Accounts payable	378,794	664,859	247,972
Other current liabilities	(464,031)	1,151,511	(77,442)
Net cash provided by operating activities	7,294,089	2,712,193	186,719
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,259)	(7,815)	—
Deposits on oil and natural gas properties	—	(2,377,500)	—
Purchase of oil and natural gas properties	(14,678)	(96,255,000)	(523)
Net cash used in investing activities	(21,937)	(98,640,315)	(523)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering	—	96,255,000	—
Distributions to unitholders / members	(6,061,123)	—	—
Borrowings on long-term debt	—	3,877,500	—
Payment of loan origination costs	—	(312,500)	—
Net cash (used in) provided by financing activities	(6,061,123)	99,820,000	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,211,029	3,891,878	186,196
CASH AND CASH EQUIVALENTS, beginning of period	5,625,495	—	505,880
CASH AND CASH EQUIVALENTS, end of period	$6,836,524	$3,891,878	$692,076
Supplemental cash flow information:
Cash paid for interest	$474,676	$3,914	$34,505
Cash paid for taxes	$—	$—	$5,355
Non-cash investing and financing activities:
Capital expenditures and consideration payable included in accounts payable and other liabilities	$—	$67,700	$—
Capital expenditures through issuance of common units	$—	$176,404,698	$—

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

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

The Predecessor was a Delaware limited liability company formed on October 25, 2013 to own oil, natural gas and NGL mineral and royalty interests in the United States of America (“United States”). In addition to mineral and royalty interests, the Predecessor’s assets included overriding royalty interests. These non-cost-bearing interests are collectively referred to as “mineral and royalty interests.” The Predecessor also had non-operated working interests in certain oil and natural gas properties. Prior to the Partnership’s IPO, the Predecessor assigned its non-operated working interests and associated asset retirement obligations (“ARO”) to an affiliated entity that was not contributed to the Partnership.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As a result, the accompanying unaudited interim consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s and the Predecessor’s financial statements for the years ended December 31, 2017 and 2016, which are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Partnership’s management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in Partnership’s 2017 Form 10-K as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three months ended March 31, 2018.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations—Clarifying the Definition of a Business.” This update applies to all entities that must determine whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should not be accounted for as a business. The Partnership adopted this update prospectively effective January 1, 2018. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations.

In February 2016, the FASB issued ASU 2016‑02, “Leases.” ASU 2016‑02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Partnership believes the primary impact of adopting this standard will be the recognition of assets and liabilities on the balance sheet for current operating leases and is still assessing the impact it will have on our financial statements.

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

On January 1, 2018 the Partnership adopted ASU 2014-09 using the full retrospective method. The Partnership completed its review of a representative sample of revenue contracts covering its material revenue streams and determined that there is no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Partnership’s historical revenue recognition to the newly applied revenue recognition under ASC 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented in the unaudited consolidated financial statements after the adoption of ASC 606. Upon adoption the Partnership had not altered its existing information technology and internal controls outside of the contract review processes in order to identify impacts of future revenue contracts the Partnership may enter into.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accounting Policy – Revenues from Royalty properties are recorded under the cash receipts approach as directly received from the remitters’ statement accompanying the revenue check. Since the revenue checks are generally received one to four months after the production month, the Partnership accrues for revenue earned but not received by estimating production volumes and product prices.

Revenues from Lease Bonus are recorded upon receipt. The Lease Bonus is separate from the lease itself and is recognized as revenue to the Partnership upon receipt of payment.

NOTE 3—DERIVATIVES

The Partnership’s ongoing operations expose it to changes in the market price for oil and natural gas. To mitigate the inherent commodity price risk associated with its operations, the Partnership uses oil and natural gas commodity derivative financial instruments. From time to time, such instruments may include variable–to-fixed-price swaps, costless collars, fixed-price contracts, and other contractual arrangements. The Partnership enters into oil and natural gas derivative contracts that contain netting arrangements with each counterparty.

At March 31, 2018, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. The Partnership records all derivative contracts at fair value. Changes in the fair values of the Partnership’s derivative instruments are presented on a net basis in the accompanying unaudited consolidated statement of operations and consisted of the following:

Three Months Ended March 31,
2018
Beginning fair value of commodity derivative instruments	$(318,829)
Loss on commodity derivative instruments	(284,965)
Net cash paid on settlements of derivative instruments	72,507
Ending fair value of commodity derivative instruments	$(531,287)

At March 31, 2018, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average
	Volumes (MBbls)	Fixed Price (per Bbl)
April 2018 - December 2018	32,450	$56.00
January 2019 - December 2019	43,070	$53.07
January 2020 - March 2020	11,011	$56.03

Natural Gas Price Swaps

	Notional	Weighted Average
	Volumes (MMBtu)	Fixed Price (per MMBtu)
April 2018 - December 2018	265,650	$2.71
January 2019 - December 2019	352,590	$2.76
January 2020 - March 2020	96,915	$2.94

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets, accounts payable and other current liabilities included in the unaudited consolidated balance sheets approximated fair value at March 31, 2018 and December 31, 2017. As a result, these financial assets and liabilities are not discussed below. The fair values of property, plant and equipment and related impairments, which are calculated using Level 3 inputs, are discussed in Note 5.

•	Level 1— Unadjusted quoted prices for identical assets or liabilities in active markets.
•

Level 2—Quoted prices for similar assets or liabilities in non-active markets, or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3—Measurement based on prices or valuations models that require inputs that are both unobservable and significant to the fair value measurement (including the Partnership’s own assumptions in determining fair value).

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2018 and 2017.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

NOTE 5—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consists of the following:

	March 31,	December 31,
	2018	2017
Oil and natural gas properties
Proved properties	$297,624,476	$297,609,797
Less: accumulated depreciation, depletion and impairment	(74,559,676)	(15,394,238)
Net oil and natural gas properties	$223,064,800	` 282,215,559

The Partnership recorded an impairment on its oil and natural gas properties of $54.8 million during the three months ended March 31, 2018 as a result of our quarterly full cost ceiling analysis. No impairment expense was recorded for the period from February 8, 2017 to March 31, 2017 or for the period from January 1, 2017 to February 7, 2017 (the “Predecessor 2017 Period”).

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The secured revolving credit facility contains various affirmative, negative and financial maintenance covenants. These covenants limit the Partnership’s ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The secured revolving credit facility also contains covenants requiring the Partnership to maintain the following financial ratios or to reduce the Partnership’s indebtedness if the Partnership is unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The secured revolving credit facility also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control. As of March 31, 2018, the Partnership’s outstanding balance was $30.8 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of March 31, 2018.

During the three months ended March 31, 2018, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 2.25% and Prime Rate (as defined in the secured revolving credit facility) plus a margin of 1.25%. For the three months ended March 31, 2018, the weighted average interest rate on the Partnership’s outstanding borrowings was 4.09%.

NOTE 7—COMMON UNITS

Q1 2018 Activity

On January 26, 2018, the General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.36 per common unit for the quarter ended December 31, 2017. The distribution was paid on February 14, 2018 to unitholders of record as of the close of business on February 7, 2018.

On January 26, 2018, the Board of Directors, upon the advice and recommendation of the Conflicts and Compensation Committee of the Board of Directors, approved the grant of a total of 326,654 restricted units to certain employees, directors and consultants under the Long-Term Incentive Plan (“LTIP”).  Such grants were made on January 29, 2018.

As of March 31, 2018, 16,834,984 common units of the Partnership were outstanding.

Q1 2017 Activity

On February 8, 2017, the Partnership completed its IPO of 5,750,000 common units representing limited partner interests, which included 750,000 common units issued pursuant to the underwriters’ option to purchase additional common units. The mineral and royalty interests making up the initial assets were contributed to the Partnership by the Contributing Parties at the time of the IPO.

NOTE 8—EARNINGS (LOSS) PER UNIT

Basic earnings per unit (“EPU”) is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested common units granted under the Partnership’s LTIP for its employees, directors and consultants and unvested options granted under the Predecessor’s long-term incentive plan as described in Note 9—Unit-Based Compensation. The calculation of diluted net loss per share for the three-months ended March 31, 2018 excludes 488,756 non-vested shares of restricted stock units issuable upon vesting, because their inclusion in the calculation would be anti-dilutive. For the

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Predecessor 2017 Period, the effect of the 110,000 options issued under the Predecessor’s long-term incentive plan were anti-dilutive. Therefore, the options issued under the Predecessor’s long-term incentive plan were not included in the diluted EPU calculation on the accompanying consolidated statement of operations for this period.

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Partnership		Predecessor
	Three Months Ended March 31,	Period from February 8, 2017 to March 31,	Period from January 1, 2017 to February 7,
	2018	2017	2017
Net (loss) income	$(52,824,471)	$283,218	$(496,856)

Net (loss) income attributable to common units
Basic	$(3.23)	$0.02	$(0.82)
Diluted	$(3.23)	$0.02	$(0.82)
Weighted average number of common units outstanding
Basic	16,345,117	16,332,708	604,137
Diluted	16,345,117	16,332,708	604,137

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

		Weighted		Weighted
		Average		Average
		Grant-Date	Market-Date	Remaining
		Fair Value	Fair Value	Contractual
	Units	per Unit	per Unit	Term
Unvested at December 31, 2017	167,571	$18.655	$16.250	1.364 years
Granted - service condition employees	322,828	19.100	-	-
Granted - service condition consultants	3,826	-	19.000	-
Forfeited	(1,469)	-	-	-
Vested	(4,000)	-	-	-
Unvested at March 31, 2018	488,756	$18.982	$19.000	1.591 years

Prior to the IPO, the Predecessor had a long-term incentive plan that provided for the issuance of up to 110,000 membership units in the form of options as compensation for services performed for the Predecessor. The options carried a distribution right, whereby the option holder received distributions that were commensurate with those given to holders of membership units.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A summary of the Predecessor’s option activity as of February 7, 2017 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Units	Price	Term
Outstanding, January 1, 2017	110,000	$100	8.00 years
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding, February 7, 2017	110,000	$100	7.92 years
Exercisable, February 7, 2017	—	$—	—

For the Predecessor 2017 Period, total compensation expense for awards under the Predecessor’s long-term incentive plan was $0.05 million and is included general and administrative expenses in the accompanying unaudited consolidated statement of operations. In connection with the transactions that were completed at the closing of the Partnership’s IPO, the outstanding options to purchase membership units under the Predecessor’s long-term incentive plan expired and were not converted to units in the Partnership.

NOTE 10—RELATED PARTY TRANSACTIONS

In connection with the IPO, the Partnership entered into a management services agreement with Kimbell Operating, which entered into separate service agreements with Steward Royalties, LLC (“Steward Royalties”), Taylor Companies Mineral Management, LLC (“Taylor Companies”), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”) pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective service agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective service agreements will reduce the amount of cash available for distribution to the Partnership’s unitholders. During the three months ended March 31, 2018, the Partnership made payments to Steward Royalties, Taylor Companies, K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $32,500, $131,714, $30,000, $89,209 and $130,495, respectively.

During the Predecessor 2017 Period, the Predecessor had certain related party receivables and payables; however, such amounts were de minimis.

NOTE 11—ADMINISTRATIVE SERVICES

The Partnership relies upon its officers, directors, Sponsors and outside consultants to further its business efforts. The Partnership also hires independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist its officers and directors. Certain administrative services are being provided by individuals on the Board of Directors and their affiliated entities. See Note 10―Related Party Transactions.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Partnership is involved in disputes or legal actions arising in the ordinary course of business.  Management does not believe the outcome of such disputes or legal actions will have a material adverse effect on the Partnership’s consolidated financial statements, and no amounts have been accrued at March 31, 2018.

NOTE 13—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to March 31, 2018 in the preparation of its consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On April 27, 2018 the Board of Directors declared a quarterly cash distribution of $0.42 per common unit for the quarter ended March 31, 2018. The distribution will be paid on May 14, 2018 to unitholders of record as of the close of business on May 7, 2018.

On May 4, 2018, the Partnership executed a purchase and sale agreement to sell a small portion of its Delaware Basin acreage for $9.0 million. This sale represents approximately 24 Boe per day of production, less than 0.7% of total current production, and 41 net royalty acres, less than 0.06% of total net royalty acres. The transaction is expected to close in the second quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10‑Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Unless otherwise indicated in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information presented for periods on or after February 8, 2017 refers to the Partnership as a whole. The financial information presented for periods on or prior to February 7, 2017 refers only to the Predecessor for accounting purposes  and does not include the results of the Partnership as a whole. The interests underlying the oil, natural gas and natural gas liquids(“NGL”) production revenues of our Predecessor represent approximately 11% of the Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”) as of December 31, 2016.

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

As of March 31, 2018, we owned mineral and royalty interests in approximately 3.7 million gross acres and overriding royalty interests in approximately 2.0 million gross acres, with approximately 35% of our aggregate acres located in the Permian Basin. We refer to these non‑cost‑bearing interests collectively as our “mineral and royalty interests.” As of March 31, 2018, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 20 states and in nearly every major onshore basin across the continental United States and include ownership in over 50,000 gross producing wells, including over 30,000 wells in the Permian Basin.

Recent Developments

Commodity Derivative Instruments

On March 29, 2018, we entered into additional oil and natural gas fixed price swaps with Frost Bank for the first quarter of 2020. The fixed price swaps consist of 11,011 Bbl of oil at a fixed rate of $56.03 per Bbl and 96,915 MMBtu of natural gas at a fixed rate of $2.94 per MMBtu.

Business Environment

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. During the three months ended March 31, 2018, West Texas Intermediate (“WTI”) ranged from a low of $59.20 per Bbl on February 9, 2018 to a high of $66.27 per Bbl on January 26, 2018, and during the three months ended March 31, 2017, WTI ranged from a low of $47.00 per Bbl on March 23, 2017 to a high of $54.48 per Bbl on February 23, 2017. During the three months ended March 31, 2018, the Henry Hub spot market price of natural gas ranged from a low of $2.49 per MMBtu on February 16, 2018 to a high of $6.24 per MMBtu on January 3, 2018, and during the three months ended March 31, 2017, the Henry Hub spot market price of natural gas ranged from a low of $2.44 per MMBtu on February 27, 2017 to a high of $3.71 per MMBtu on January 2, 2017. On April 23, 2018, the WTI posted price for crude oil was $67.61 per Bbl and the Henry Hub spot market price of natural gas was $2.78 per MMBtu.

The following table, as reported by the U.S. Energy Information Administration (“EIA”), sets forth the average prices for oil and natural gas for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
EIA Average Price:	2018	2017
Oil (Bbl)	$62.91	$51.77
Natural gas (MMBtu)	$3.08	$3.01

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes U.S. Rotary Rig count was 993 active rigs at March 31, 2018, a 21% increase from 824 active rigs at March 31, 2017. In addition, according to the Baker Hughes U.S. Rotary Rig count, rig activity in the 20 states in which we own mineral and royalty interests increased 21% from 750 active rigs at March 31, 2017 to 905 active rigs at March 31, 2018. The active rig count across our acreage at March 31, 2018 totaled 23 rigs, a 21% increase compared to the 19 rigs at year-end 2017. As of April 25, 2018, our active rig count increased to 25 rigs.

Sources of Our Revenue

Our revenues and our Predecessor’s revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. For the three months ended March 31, 2018, our revenues were generated 60% from oil sales, 24% from natural gas sales, 13% from NGL sales and 3% from other sales. For the period from February 8, 2017 to March 31, 2017, our revenues were generated 62% from oil sales, 27% from natural gas sales and 11% from NGL sales. For the period from January 1, 2017 to February 7, 2017 (the “Predecessor 2017 Period”), our Predecessor’s revenues were generated 55% from oil sales, 36% from natural gas sales and 9% from NGL sales. For the combined three months ended March 31, 2017, the revenues were generated 61% from oil sales, 28% from natural gas sales and 11% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

We entered into oil and natural gas commodity derivative agreements with Frost Bank beginning January 1, 2018 which extends through March 2020. Our Predecessor did not enter into hedging arrangements to establish, in advance, a price for the sale of the oil, natural gas and NGLs produced from our mineral and royalty interests. As a result, our Predecessor may have realized the benefit of any short‑term increase in the price of oil, natural gas and NGLs, but was not protected against decreases in price, and if the price of oil, natural gas and NGLs decreased significantly, our Predecessor’s business, results of operation and cash available for distribution may have been materially adversely affected.

Non‑GAAP Financial Measures

Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA and cash available for distribution are used as supplemental non-GAAP financial measures (as defined below) by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA and cash available for distribution are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA to evaluate cash flow available to pay distributions to our unitholders.

We define Adjusted EBITDA as net (loss) income before interest expense, net of capitalized interest, non‑cash unit‑based compensation, unrealized gains and losses on commodity derivative instruments, impairment of oil and natural gas properties, income taxes and depreciation, depletion and accretion expense. Adjusted EBITDA is not a measure of net (loss) income as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution as Adjusted EBITDA, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

Adjusted EBITDA and cash available for distribution should not be considered an alternative to net (loss) income, oil, natural gas and NGL revenues, net cash flows provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computations of Adjusted EBITDA and cash available for distribution may not be comparable to other similarly titled measures of other companies.

The tables below present a reconciliation of Adjusted EBITDA to net (loss) income and net cash provided by operating activities, our most directly comparable GAAP financial measures, for the periods indicated (unaudited).

	Partnership		Predecessor
	Three Months Ended March 31,	Period from February 8, 2017 to March 31,	Period from January 1, 2017 to February 7,
	2018	2017	2017
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(52,824,471)	$283,218	$(496,856)
Depreciation, depletion and accretion expense	4,455,708	2,535,660	113,639
Interest expense	350,042	60,152	39,307
EBITDA	(48,018,721)	2,879,030	(343,910)
Impairment of oil and natural gas properties	54,753,444	—	—
Unit‑based compensation	668,934	—	50,422
Unrealized loss on commodity derivative instruments	212,458	—	—
Adjusted EBITDA	$7,616,115	$2,879,030	$(293,488)
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	474,676	3,914	34,505
Cash available for distribution	$7,141,439	$2,875,116	$(327,993)

	Partnership		Predecessor
	Three Months Ended March 31,	Period from February 8, 2017 to March 31,	Period from January 1, 2017 to February 7,
	2018	2017	2017
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$7,294,089	$2,712,193	$186,719
Interest expense	350,042	60,152	39,307
Impairment of oil and natural gas properties	(54,753,444)	—	—
Amortization of loan origination costs	(15,625)	(10,417)	(4,241)
Amortization of tenant improvement allowance	—	—	2,864
Unit-based compensation	(668,934)	—	(50,422)
Unrealized loss on commodity derivative instruments	(212,458)	—	—
Changes in operating assets and liabilities:
Oil, natural gas and NGL revenues receivable	(232,527)	1,657,446	(14,551)
Accounts receivable and other current assets	134,899	276,026	(333,056)
Accounts payable	(378,794)	(664,859)	(247,972)
Other current liabilities	464,031	(1,151,511)	77,442
EBITDA	$(48,018,721)	$2,879,030	$(343,910)
Add:
Impairment of oil and natural gas properties	54,753,444	—	—
Unit‑based compensation	668,934	—	50,422
Loss on commodity derivative instruments	212,458	—	—
Adjusted EBITDA	$7,616,115	$2,879,030	$(293,488)

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

The substantial majority of our proved oil and natural gas properties that were acquired at the time of the IPO were recorded at fair value as of the IPO. In accordance with Staff Accounting Bulletin Topic 12: D 3a., management determined that the fair value of the properties acquired at the closing of the IPO clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and requested and received an exemption from the U.S. Securities and Exchange Commission (“SEC”) to exclude the properties acquired at the closing of the IPO from the ceiling test calculation. This exemption was effective beginning with the period ended March 31, 2017 and remained effective through all financial reporting periods through December 31, 2017. A component of the exemption received from the SEC is that we were required to assess the fair value of the acquired assets at each reporting period through the term of the exemption to ensure that the inclusion of the acquired assets in the full-cost ceiling test would not be appropriate.

Due to the exemption expiring, we recorded an impairment on our oil and natural gas properties of $54.8 million during the three months ended March 31, 2018 as a result of our quarterly full cost ceiling analysis. No impairment expense was recorded for the period from February 8, 2017 to March 31, 2017 or for the Predecessor 2017 Period.

Credit Agreements

In connection with our IPO, we entered into a new $50.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the facility to be increased up to $100.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. As of March 31, 2018, we had borrowed $30.8 million to fund certain IPO-related transaction expenses, our entrance into a management services agreement with Kimbell Operating Company, LLC (“Kimbell Operating”) and the acquisition of mineral and royalty interests for an aggregate purchase price of approximately $29.3 million. For the three months ended March 31, 2018 and the period from February 8, 2017 to March 31, 2017, we incurred $0.4 million and $0.06 million, respectively, in interest expense.

In January 2014, our Predecessor entered into a credit agreement with Frost Bank, as lender. For the Predecessor 2017 Period our Predecessor’s interest expense was de minimis. We did not assume any indebtedness of our Predecessor in connection with the IPO.

Acquisition and Divestiture Opportunities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from our Sponsors, the Contributing Parties and third parties. We also may pursue acquisitions jointly with our Sponsors and the Contributing Parties. In addition to acquisitions, we also consider divestitures that may benefit the Partnership and its unitholders. As a consequence of any such acquisition, acquisition‑related expense, or divestitures, the historical financial statements of our Predecessor will differ from our financial statements in the future.

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

Results of Operations

The table below summarizes our and our Predecessor’s revenue and expenses and production data for the periods indicated (unaudited).

	Partnership		Predecessor
	Three Months Ended March 31,	Period from February 8, 2017 to March 31,	Period from January 1, 2017 to February 7,
	2018	2017	2017
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$11,176,303	$4,553,344	$318,310
Loss on commodity derivative instruments	(284,965)	—	—
Total revenues	10,891,338	4,553,344	318,310
Costs and expenses
Production and ad valorem taxes	816,001	206,106	19,651
Depreciation, depletion and accretion expense	4,455,708	2,535,660	113,639
Impairment of oil and natural gas properties	54,753,444	—	—
Marketing and other deductions	569,842	257,126	110,534
General and administrative expenses	2,770,772	1,211,082	532,035
Total costs and expenses	63,365,767	4,209,974	775,859
Operating (loss) income	(52,474,429)	343,370	(457,549)
Other expense
Interest expense	350,042	60,152	39,307
Net (loss) income	$(52,824,471)	$283,218	$(496,856)
Production Data:
Oil (Bbls)	109,886	59,511	3,696
Natural gas (Mcf)	984,366	489,671	32,961
Natural gas liquids (Bbls)	54,583	20,930	1,220
Combined volumes (Boe) (6:1)	328,530	162,053	10,410

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

The period presented for the three months ended March 31, 2017 includes the results of operations for the period from February 8, 2017 to March 31, 2017 and the Predecessor 2017 Period. The mineral and royalty interests of our Predecessor only represent approximately 11% of our total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott as of December 31, 2016.

Oil, Natural Gas and Natural Gas Liquids Revenues

For the three months ended March 31, 2018, our revenues were $11.2 million, an increase of $6.3 million, from $4.9 million for the three months ended March 31, 2017. The increase in revenues was primarily attributable to the full quarter of production from our properties for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the three months ended March 31, 2018 includes the relevant production and revenues from those acquired interests.

Our and our Predecessor’s revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 328,530 Boe or 3,650 Boe/d, for the three months ended March 31, 2018, an increase of 156,067 Boe or 1,734 Boe/d, from 172,463 Boe or 1,916 Boe/d, for the three months ended March 31, 2017. The increase in production volumes was primarily attributable to the full quarter of production from our properties for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the three months ended March 31, 2018 includes the relevant production from those acquired interests.

Our operators received an average of $60.97 per Bbl of oil, $2.69 per Mcf of natural gas and $26.69 per Bbl of NGL for the volumes sold during the three months ended March 31, 2018 and $47.33 per Bbl of oil, $2.60 per Mcf of natural gas and $23.42 per Bbl of NGL for the volumes sold during the three months ended March 31, 2017. The three months ended March 31, 2018 increased 28.8% or $13.64 per Bbl of oil and 3.5% or $0.09 per Mcf of natural gas as compared to the three months ended March 31, 2017. These increases are consistent with prices experienced in the market, specifically when compared to the EIA average price increases of 21.5% or $11.14 per Bbl of oil and 2.3% or $0.07 per Mcf of natural gas for the comparable periods.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended March 31, 2018 includes $0.2 million of unrealized loss and $0.1 million of realized loss on commodity derivative instruments. We did not have any commodity derivative instruments for the three months ended March 31, 2017.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended March 31, 2018 were $0.8 million, an increase of $0.6 million from $0.2 million for the three months ended March 31, 2017. The increase in production and ad valorem taxes was primarily attributable to the full quarter of production from our properties for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the three months ended March 31, 2018 includes the relevant production from those acquired interests.

Depreciation, Depletion and Accretion Expense

Depreciation, depletion and accretion expense for the three months ended March 31, 2018 was $4.5 million, an increase of $1.9 million from $2.6 million for the three months ended March 31, 2017. The increase in the depreciation, depletion and accretion expense was primarily attributable to the full quarter of production from our properties for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the three months ended March 31, 2018 includes the relevant production from those acquired interests.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $13.43 for the three months ended March 31, 2018, a decrease of $1.93 per barrel from $15.36 average depletion rate per barrel for the three months ended March 31, 2017.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

We recorded an impairment on our oil and natural gas properties of $54.8 million during the three months ended March 31, 2018 as a result of our quarterly full cost ceiling analysis. No impairment expense was recorded for the three months ended March 31, 2017. See “Factors Affecting the Comparability of Our Results to the Historical Results of Our Predecessor―Impairment of Oil and Natural Gas Properties” for a discussion regarding the exemption of impairment of oil and natural gas properties for the Partnership for the three months ended March 31, 2017.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post‑production expense, and our Predecessor’s marketing and other deductions also includes lease operating expenses related to its non‑operated working interests. Marketing and other deductions for the three months ended March 31, 2018 were $0.6 million, an increase of $0.2 million from $0.4 million for the three months ended March 31, 2017. The increase in marketing and other deductions was primarily attributable to the full quarter of production from our properties for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the three months ended March 31, 2018 includes the relevant production from those acquired interests.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $2.8 million, an increase of $1.1 million from $1.7 million for the three months ended March 31, 2017. The increase in general and administrative expenses was attributable to increased costs related to operating as a publicly traded company.  The three months ended March 31, 2018 include the Partnership as a whole compared the three months ended March 31, 2017, when costs prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $0.4 million as compared to interest expense of $0.1 million for the three months ended March 31, 2017. This increase was due to debt incurred to fund acquisitions in 2017.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings and our primary uses of cash are for distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. We have entered into a $50.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the facility to be increased up to $100.0 million (subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders), to initially be used for general partnership purposes, including working capital, acquisitions and certain IPO-related transaction expenses. In connection with the February 1, 2018 redetermination under the secured revolving credit facility, the borrowing base was reaffirmed at $100.0 million. Aggregate commitments remain at $50.0 million, providing for maximum availability under the secured revolving credit facility of $50.0 million. As of May 4, 2018, we had an outstanding balance of $30.8 million under our secured revolving credit facility.

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

Because our partnership agreement requires us to distribute an amount equal to all available cash we generate each quarter, our unitholders have direct exposure to fluctuations in the amount of cash generated by our business. We expect that the amount of our quarterly distributions, if any, will fluctuate based on variations in, among other factors, (i) the performance of the operators of our properties, (ii) earnings caused by, among other things, fluctuations in the price of oil, natural gas and NGLs, changes to working capital or capital expenditures and (iii) cash reserves deemed appropriate by the Board of Directors. Such variations in the amount of our quarterly distributions may be significant and could result in our not making any distribution for any particular quarter. We will not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The Board of Directors may change our distribution policy at any time at its discretion, without unitholder approval, and could elect not to pay distributions for one or more quarters.

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

On January 26, 2018, the General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.36 per common unit for the quarter ended December 31, 2017. The distribution was paid on February 14, 2018 to unitholders of record as of the close of business on February 7, 2018.

On April 27, 2018 the Board of Directors declared a quarterly cash distribution of $0.42 per common unit for the quarter ended March 31, 2018. The distribution will be paid on May 14, 2018 to unitholders of record as of the close of business on May 7, 2018.

Cash Flows

The table below presents our and our Predecessor’s cash flows for the periods indicated.

	Partnership		Predecessor
	Three Months Ended March 31,	Period from February 8, 2017 to March 31,	Period from January 1, 2017 to February 7,
	2018	2017	2017
Cash Flow Data:
Cash flows provided by operating activities	$7,294,089	$2,712,193	$186,719
Cash flows used in investing activities	(21,937)	(98,640,315)	(523)
Cash flows (used in) provided by financing activities	(6,061,123)	99,820,000	—
Net increase in cash	$1,211,029	$3,891,878	$186,196

Operating Activities

Our and our Predecessor’s operating cash flow is impacted by many variables, the most significant of which is the change in prices for oil, natural gas and NGLS. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our and our Predecessor’s control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2018 were $7.3 million, an increase of $4.4 million compared to $2.9 million for the three months ended March 31, 2017. The increase in cash flows provided by operating activities was primarily attributable to the full quarter of production from our properties for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and three months ended March 31, 2018 includes the relevant production and revenues from those acquired interests. To a lesser extent, an increase in the price received for oil and natural gas production also contributed to the increase in cash flow provided by operating activities.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2018 decreased by $98.6 million compared to the three months ended March 31, 2017. For the period from February 8, 2017 to March 31, 2017, we used the $96.2 million in proceeds received from our IPO to pay the cash portion of our acquisition of oil and natural gas properties at the IPO and we used $2.4 million for a deposit on oil and natural gas properties acquired in the second quarter of 2017.

Financing Activities

Cash flows used in financing activities was $6.1 million for the three months ended March 31, 2018 as compared to cash flows provided by financing activities of $99.8 million for the three months ended March 31, 2017. Cash flows used in financing activities for the three months ended March 31, 2018 consists of distributions paid to unitholders. During the period from February 8, 2017 to March 31, 2017, we received $96.2 million in proceeds from our IPO, we borrowed $3.9 million, and paid loan origination costs of $0.3 million.

Capital Expenditures

During the period from February 8, 2017 to March 31, 2017, we acquired mineral and royalty interests from the Contributing Parties for common units with a total value at the IPO of $169.1 million and $96.3 million in cash. Additionally, we spent $2.4 million on a deposit on oil and natural gas properties acquired in the second quarter of 2017. During the Predecessor 2017 Period, our Predecessor spent a de minimis amount on additional lease and well equipment and intangible drilling costs related to the Predecessor’s working interests and office equipment.

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

The secured revolving credit facility contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The secured revolving credit facility also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The secured revolving credit facility also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control. As of May 4, 2018, we have borrowed $30.8 million to fund certain IPO-related transaction expenses, our entrance into a management services agreement with Kimbell Operating Company, LLC and the acquisition of various mineral and royalty interests for an aggregate purchase price of approximately $29.3 million.

New and Revised Financial Accounting Standards

The effects of new accounting pronouncements are discussed in Note 2—Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations and Off‑Balance Sheet Arrangements

There have been no changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, neither we, nor our Predecessor had any off‑balance sheet arrangements other than operating leases.

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

At March 31, 2018, our commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

Because we have not designated any of our derivative contracts as hedges for accounting purposes, changes in fair values of our derivative contracts will be recognized as gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on future prices as of period-end compared to the contract price. See Note 3—Derivatives to the unaudited consolidated financial statements for additional information regarding the Partnership’s commodity derivatives.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2018, we had one counterparty, which is also the lender under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of March 31, 2018, we had total borrowings outstanding under our secured revolving credit facility of $30.8 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.3 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our 2017 Annual Report on Form 10-K. There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Partnership’s 2017 Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

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

Form of Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan 2018 Restricted Unit Agreement (incorporated by reference to Exhibit 10.4 to Kimbell Royalty Partners, LP’s Form 10-K file on March 9, 2018)

10.2	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between Duncan Management, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.9 to Kimbell Royalty Partners, LP’s Form 10-K file on March 9, 2018)

10.3	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.11 to Kimbell Royalty Partners, LP’s Form 10-K file on March 9, 2018)

10.4	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2017, by and between Nail Bay Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.13 to Kimbell Royalty Partners, LP’s Form 10-K file on March 9, 2018)

10.5	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between Steward Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.15 to Kimbell Royalty Partners, LP’s Form 10-K file on March 9, 2018)

10.6	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between Taylor Companies Mineral Management, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.17 to Kimbell Royalty Partners, LP’s Form 10-K file on March 9, 2018)

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

*      —filed herewith

**    —submitted electronically herewith

†      —Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: May 11, 2018	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: May 11, 2018	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer