Form 10-Q
period 2018-06-30
Kimbell Royalty Partners, LP
filed 2018-08-10
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of August 3, 2018, 26,839,462 common units of the registrant were outstanding.

KIMBELL ROYALTY PARTNERS, LP

FORM 10‑Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$8,334,632	$5,625,495
Oil, natural gas and NGL receivables	6,597,763	6,792,837
Accounts receivable and other current assets	226,641	236,673
Total current assets	15,159,036	12,655,005
Property and equipment, net	107,889	165,232
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting	287,050,787	297,609,797
Less: accumulated depreciation, depletion, accretion and impairment	(77,946,337)	(15,394,238)
Total oil and natural gas properties	209,104,450	282,215,559
Deposits on oil and natural gas properties	23,533,243	—
Other assets	1,189,994	—
Loan origination costs, net	223,958	255,208
Total assets	$249,318,570	$295,291,004

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$5,239,072	$316,486
Other current liabilities	1,226,727	1,746,662
Commodity derivative liabilities	400,798	183,957
Total current liabilities	6,866,597	2,247,105
Commodity derivative liabilities	599,561	134,872
Long-term debt	42,972,997	30,843,593
Total liabilities	50,439,155	33,225,570
Commitments and contingencies
Partners' capital	198,879,415	262,065,434
Total liabilities and partners' capital	$249,318,570	$295,291,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Partnership				Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Period from February 8, 2017 to June 30,	Period from January 1, 2017 to February 7,
	2018	2017	2018	2017	2017
Revenue
Oil, natural gas and NGL revenues	$11,246,287	$7,751,998	$22,422,590	$12,305,342	$318,310
Loss on commodity derivative instruments	(538,389)	—	(823,354)	—	—
Total revenues	10,707,898	7,751,998	21,599,236	12,305,342	318,310
Costs and expenses
Production and ad valorem taxes	805,396	617,681	1,621,397	823,787	19,651
Depreciation, depletion and accretion expense	3,431,594	4,131,717	7,887,302	6,667,377	113,639
Impairment of oil and natural gas properties	—	—	54,753,444	—	—
Marketing and other deductions	609,033	386,681	1,178,875	643,807	110,534
General and administrative expense	4,000,022	2,181,293	6,770,794	3,392,375	532,035
Total costs and expenses	8,846,045	7,317,372	72,211,812	11,527,346	775,859
Operating income (loss)	1,861,853	434,626	(50,612,576)	777,996	(457,549)
Other expense
Interest expense	483,558	182,975	833,600	243,127	39,307
Net income (loss)	$1,378,295	$251,651	(51,446,176)	534,869	$(496,856)

Net income (loss) attributable to common units
Basic	$0.08	$0.02	$(3.14)	$0.03	$(0.82)
Diluted	$0.08	$0.02	$(3.14)	$0.03	$(0.82)
Weighted average number of common units outstanding
Basic	16,377,476	16,332,708	16,361,619	16,332,708	604,137
Diluted	16,809,149	16,422,446	16,361,619	16,389,814	604,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Units	Total
Partners' capital - December 31, 2017	16,509,799	$262,065,434

Distributions to unitholders	—	(13,131,816)

Restricted units granted, net of forfeitures	329,663	—

Unit-based compensation	—	1,391,973

Net loss	—	(51,446,176)

Partners' capital - June 30, 2018	16,839,462	$198,879,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Partnership		Predecessor
	Six Months Ended June 30,	Period from February 8, 2017 to June 30,	Period from January 1, 2017 to February 7,
	2018	2017	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(51,446,176)	$534,869	$(496,856)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and accretion expense	7,887,302	6,667,377	113,639
Impairment of oil and natural gas properties	54,753,444	—	—
Amortization of loan origination costs	31,250	26,042	4,241
Amortization of tenant improvement allowance	—	—	(2,864)
Unit-based compensation	1,391,973	135,692	50,422
Loss on commodity derivative instruments	681,530	—	—
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	195,074	59,022	14,551
Accounts receivable and other current assets	10,032	(193,610)	333,056
Accounts payable	1,204,349	380,649	247,972
Other current liabilities	(519,935)	967,999	(77,442)
Net cash provided by operating activities	14,188,843	8,578,040	186,719
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(31,304)	(21,214)	—
Proceeds from sale of oil and natural gas properties	10,576,595	—	—
Deposits on oil and natural gas properties	(21,005,000)	—	—
Purchase of oil and natural gas properties	(17,585)	(113,180,523)	(523)
Net cash used in investing activities	(10,477,294)	(113,201,737)	(523)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering	—	96,255,000	—
Distributions to unitholders / members	(13,131,816)	(3,756,523)	—
Borrowings on long-term debt	19,000,000	18,265,090	—
Repayments on long-term debt	(6,870,596)	—	—
Payment of loan origination costs	—	(312,500)	—
Net cash provided by (used in) financing activities	(1,002,412)	110,451,067	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,709,137	5,827,370	186,196
CASH AND CASH EQUIVALENTS, beginning of period	5,625,495	—	505,880
CASH AND CASH EQUIVALENTS, end of period	$8,334,632	$5,827,370	$692,076
Supplemental cash flow information:
Cash paid for interest	$977,487	$109,539	$34,505
Cash paid for taxes	$—	$—	$5,355
Non-cash investing and financing activities:
Capital expenditures and consideration payable included in accounts payable and other liabilities	$3,718,237	$16,568	$—
Capital expenditures through issuance of common units	$—	$176,404,698	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 8, 2017, the Partnership completed its initial public offering (“IPO”) of 5,750,000 common units representing limited partner interests, which included 750,000 common units issued pursuant to the underwriters’ option to purchase additional common units. The mineral and royalty interests making up the Partnership’s initial assets were contributed to the Partnership by the Contributing Parties at the closing of the IPO. As a result, as of December 31, 2016, the Partnership had not yet acquired any of such assets. Unless otherwise indicated, the financial information presented for periods on or after February 8, 2017 refers to the Partnership as a whole. The financial information presented for the periods on or prior to February 7, 2017, is solely that of the Predecessor and does not include the results of the Partnership as a whole. The mineral and royalty interests underlying the oil, natural gas and natural gas liquids (“NGL”) production revenues of the Predecessor represent approximately 11% of the Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”) as of December 31, 2016.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). As a result, the accompanying unaudited interim condensed consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the Partnership’s and the Predecessor’s financial statements for the years ended December 31, 2017 and 2016, which are included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Partnership’s management, the unaudited interim condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes.  Actual results could differ from those estimates.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in Partnership’s 2017 Form 10-K as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the six months ended June 30, 2018.

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Partnership early adopted ASU 2018-07 effective January 1, 2018.  This standard substantially aligned the accounting for share based payments to employees and nonemployees.  The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations—Clarifying the Definition of a Business.” This update applies to all entities that must determine whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should not be accounted for as a business. The Partnership adopted this update prospectively effective January 1, 2018. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On January 1, 2018 the Partnership adopted ASU 2014-09 using the full retrospective method. The Partnership completed its review of a representative sample of revenue contracts covering its material revenue streams and determined that there is no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Partnership’s historical revenue recognition to the newly applied revenue recognition under ASC 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented in the unaudited condensed consolidated financial statements after the adoption of ASC 606. Upon adoption the Partnership had not altered its existing information technology and internal controls outside of the contract review processes in order to identify impacts of future revenue contracts the Partnership may enter into.

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

At June 30, 2018, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

The Partnership’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period, and its natural gas fixed price swap transactions are settled based upon the last day settlement of the first nearby month futures contract of the contract period. Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Beginning fair value of commodity derivative instruments	$(531,287)	$(318,829)
Loss on commodity derivative instruments	(538,389)	(823,354)
Net cash paid on settlements of derivative instruments	69,317	141,824
Ending fair value of commodity derivative instruments	$(1,000,359)	$(1,000,359)

At June 30, 2018, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average
	Volumes (MBbls)	Fixed Price (per Bbl)
July 2018 - December 2018	25,252	$56.00
January 2019 - December 2019	43,070	$53.07
January 2020 - March 2020	11,011	$56.03
April 2020 - June 2020	12,194	$61.43

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Natural Gas Price Swaps

	Notional	Weighted Average
	Volumes (MMBtu)	Fixed Price (per MMBtu)
July 2018 - December 2018	177,744	$2.71
January 2019 - December 2019	352,590	$2.76
January 2020 - March 2020	96,915	$2.94
April 2020 - June 2020	109,473	$2.52

NOTE 4—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets, accounts payable and other current liabilities included in the unaudited condensed consolidated balance sheets approximated fair value at June 30, 2018 and December 31, 2017. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2018 and 2017.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

NOTE 5—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consists of the following:

	June 30,	December 31,
	2018	2017
Oil and natural gas properties
Proved properties	$287,050,787	$297,609,797
Less: accumulated depreciation, depletion and impairment	(77,946,337)	(15,394,238)
Net oil and natural gas properties	$209,104,450	$282,215,559

No impairment expense was recorded for the three months ended June 30, 2018.  The Partnership recorded an impairment on its oil and natural gas properties of $54.8 million during the six months ended June 30, 2018, as a result of our quarterly full cost ceiling analysis during the three months ended March 31, 2018. No impairment expense was recorded for the period from February 8, 2017 to June 30, 2017 or for the period from January 1, 2017 to February 7, 2017 (the “Predecessor 2017 Period”).

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6—ACQUISITIONS AND DIVESTITURES

2018 Activity

In the month of May 2018, the Partnership executed two purchase and sale agreements to sell a small portion of its Delaware Basin acreage for $10.6 million. At the time of the divestiture, the sales represented approximately 29 Boe per day of production, less than 0.8% of total production and 59 net royalty acres, approximately 0.08% of total net royalty acres.

On May 28, 2018, the Partnership entered into securities purchase agreements to acquire all of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Resources, LP (the “Haymaker Acquisition”) for an aggregate purchase price of $451.7 million.  The Haymaker Acquisition closed on July 12, 2018.  In connection with the execution of the securities purchase agreements, the Partnership paid a $21.0 million deposit on the cash portion of the total purchase price.  This deposit is included in deposits on oil and natural gas properties on the accompanying condensed consolidated balance sheet.  See Note 14 – Subsequent Events for details on the closing of the Haymaker Acquisition.

2017 Activity

During the period from February 8, 2017 through June 30, 2017, the Partnership acquired mineral and royalty interests underlying 1,116,874 gross acres, 6,881 net royalty acres, for an aggregate purchase price of approximately $16.8 million. The Partnership funded these acquisitions with borrowings under its secured revolving credit facility.

During the period from July 1, 2017 through December 31, 2017, the Partnership acquired mineral and royalty interests underlying over 88,000 gross acres, and over 3,800 net royalty acres, for an aggregate purchase price of approximately $12.5 million. The Partnership funded these acquisitions with borrowings under its secured revolving credit facility.

NOTE 7—LONG-TERM DEBT

In connection with its IPO, the Partnership entered into a $50.0 million secured revolving credit facility that is secured by substantially all of its assets and the assets of its wholly owned subsidiaries. In connection with the Haymaker Acquisition, the Partnership amended its secured revolving credit facility.  Availability under the secured revolving credit facility will continue to equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base will continue to be re-determined semi-annually on February 1 and August 1 of each year based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of its wholly owned subsidiaries. In connection with the February 1, 2018 redetermination under the secured revolving credit facility, the borrowing base was reaffirmed at $100.0 million. Pursuant to the amendment, aggregate commitments remain at $200.0 million providing for maximum availability under the revolving credit facility of $200.0 million with the first redetermination date to be February 1, 2019. The amendment to the secured revolving credit facility permits aggregate commitments to be increased to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The secured revolving credit facility matures on February 8, 2022.

The secured revolving credit facility contains various affirmative, negative and financial maintenance covenants. These covenants limit the Partnership’s ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The secured revolving credit facility also contains covenants requiring the Partnership to maintain the following financial ratios or to reduce the Partnership’s indebtedness if the Partnership is unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The secured revolving credit facility also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control. During the six months ended June 30, 2018, the Partnership borrowed an additional $19.0 million under the secured revolving credit facility and repaid $6.9 million of

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

the total outstanding borrowings.  As of June 30, 2018, the Partnership’s outstanding balance was $43.0 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of June 30, 2018.  See Note 14 – Subsequent Events for details on the amendment to the existing credit agreement.

At June 30, 2018, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 2.25% or Prime Rate (as defined in the secured revolving credit facility) plus a margin of 1.25%. For the six months ended June 30, 2018, the weighted average interest rate on the Partnership’s outstanding borrowings was 4.47%.

NOTE 8—COMMON UNITS

2018 Activity

On January 26, 2018, the General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.36 per common unit for the quarter ended December 31, 2017. The distribution was paid on February 14, 2018 to unitholders of record as of the close of business on February 7, 2018.

On January 26, 2018, the Board of Directors, upon the advice and recommendation of the Conflicts and Compensation Committee (the “Conflicts and Compensation Committee”) of the Board of Directors, approved the grant of a total of 326,654 restricted units to certain employees, directors and consultants under the Long-Term Incentive Plan (“LTIP”).  Such grants were made on January 29, 2018.

On April 27, 2018 the Board of Directors declared a quarterly cash distribution of $0.42 per common unit for the quarter ended March 31, 2018. The distribution was paid on May 14, 2018 to unitholders of record as of the close of business on May 7, 2018.

On May 9, 2018, the Board of Directors, upon the advice and recommendation of the Conflicts and Compensation Committee of the Board of Directors, approved the grant of a total of 4,478 of restricted units to a new director under the LTIP.  This grant was made on May 9, 2018.

As of June 30, 2018, 16,839,462 common units of the Partnership were outstanding.  In connection with the Haymaker Acquisition, which closed on July 12, 2018, the Partnership issued 10,000,000 common units and 110,000 Series A Cumulative Convertible Preferred Units (the “Series A Preferred Units”) representing limited partner interests in the Partnership as described in Note 14 – Subsequent Events.

On July 27, 2018 the Board of Directors declared a quarterly cash distribution of $0.43 per common unit for the quarter ended June 30, 2018. The distribution will be paid on August 13, 2018 to unitholders of record as of the close of business on August 6, 2018.  The number of common units outstanding as of the record date for the second quarter distribution included 10,000,000 common units issued as partial consideration in the Haymaker Acquisition.  Under the terms of the securities purchase agreements for the Haymaker Acquisition, the Partnership is entitled to net revenues for production from the acquired properties on and after the effective date of April 1, 2018.  The Partnership will pay a portion of these net revenues (approximately $4.3 million) in the second quarter 2018 distribution.  Net revenues for production from the acquired properties will be recorded on the Partnership’s consolidated statement of operations for periods on and after July 12, 2018, the closing date of the transaction.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

business on May 8, 2017. The amount of the first quarter 2017 distribution was adjusted for the period from the date of the closing of the Partnership’s IPO through March 31, 2017.

On May 12, 2017, the Board of Directors, upon the advice and recommendation of the Conflicts and Compensation Committee of the Board of Directors, approved the grant of a total of 163,324 restricted units to certain employees, directors and consultants under the LTIP.  Such grants were made on May 12, 2017.

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

NOTE 9—EARNINGS (LOSS) PER UNIT

Basic earnings (loss) per unit (“EPU”) is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested common units granted under the Partnership’s LTIP for its employees, directors and consultants and unvested options granted under the Predecessor’s long-term incentive plan as described in Note 10—Unit-Based Compensation. The calculation of diluted net loss per share for the six months ended June 30, 2018 excludes 438,785 of non-vested shares of restricted stock units issuable upon vesting, because their inclusion in the calculation would be anti-dilutive. For the Predecessor 2017 Period, the effect of the 110,000 options issued under the Predecessor’s long-term incentive plan were anti-dilutive. Therefore, the options issued under the Predecessor’s long-term incentive plan were not included in the diluted EPU calculation on the accompanying unaudited condensed consolidated statement of operations for this period.

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted (loss) earnings per share:

	Partnership				Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Period from February 8, 2017 to June 30,	Period from January 1, 2017 to February 7,
	2018	2017	2018	2017	2017
Net income (loss)	$1,378,295	$251,651	$(51,446,176)	$534,869	$(496,856)

Net income (loss) attributable to common units
Basic	$0.08	$0.02	$(3.14)	$0.03	$(0.82)
Diluted	$0.08	$0.02	$(3.14)	$0.03	$(0.82)
Weighted average number of common units outstanding
Basic	16,377,476	16,332,708	16,361,619	16,332,708	604,137
Diluted	16,809,149	16,422,446	16,361,619	16,389,814	604,137

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10—UNIT-BASED COMPENSATION

The Partnership’s LTIP authorizes grants of up to 2,041,600 common units in the aggregate to its employees, directors and consultants. The restricted units issued under our LTIP generally vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through the applicable vesting date. Compensation expense for such awards will be recognized over the term of the service period on a straight-line basis over the requisite service period for the entire award. Management elects not to estimate forfeiture rates and to account for forfeitures in compensation cost when they occur. After the adoption of ASU 2018-07, compensation expense for consultants will be treated in the same manner as that of the employees and directors.

Distributions related to the restricted units are paid concurrently with our distributions for common units. The fair value of our restricted units issued under our LTIP to our employees, directors and consultants is determined by utilizing the market value of our common units on the respective grant date.  The following table presents a summary of the Partnership’s unvested common units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2017	167,571	$18.655	1.364 years
Granted - service condition employees	327,306	19.080	-
Granted - service condition consultants	3,826	16.260	-
Forfeited	(1,469)	(16.260)	-
Vested	(58,449)	(18.470)	-
Unvested at June 30, 2018	438,785	$18.871	1.529 years

Prior to the IPO, the Predecessor had a long-term incentive plan that provided for the issuance of up to 110,000 membership units in the form of options as compensation for services performed for the Predecessor.  For the Predecessor 2017 Period, total compensation expense for awards under the Predecessor’s long-term incentive plan was $0.05 million and is included general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. In connection with the transactions that were completed at the closing of the Partnership’s IPO, the outstanding options to purchase membership units under the Predecessor’s long-term incentive plan expired and were not converted to units in the Partnership.

NOTE 11—RELATED PARTY TRANSACTIONS

In connection with the IPO, the Partnership entered into a management services agreement with Kimbell Operating, which entered into separate service agreements with Steward Royalties, LLC (“Steward Royalties”), Taylor Companies Mineral Management, LLC (“Taylor Companies”), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”) pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective service agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective service agreements will reduce the amount of cash available for distribution to the Partnership’s unitholders. During the three months ended June 30, 2018, the Partnership made payments to Steward Royalties, Taylor Companies, K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $32,500, $131,714, $30,000, $89,209 and $130,495, respectively. During the six months ended June 30, 2018, the Partnership made payments to Steward Royalties, Taylor Companies, K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $65,000, $263,428, $60,000, $178,419 and $260,991, respectively.

During the Predecessor 2017 Period, the Predecessor had certain related party receivables and payables; however, such amounts were de minimis.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership has situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage.  The Partnership is currently assessing such a situation relating to certain non-producing acreage in its portfolio, the resolution of which is not expected to have a material impact on the Partnership’s condensed consolidated financial statements, and no amounts have been accrued as of June 30, 2018.

NOTE 14—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to June 30, 2018 in the preparation of its condensed consolidated financial statements.

Haymaker Acquisition

On July 12, 2018, the Partnership completed the Haymaker Acquisition in a transaction valued at approximately $451.7 million. The purchase price for the Haymaker Acquisition was comprised of (i) cash consideration of approximately $216.8 million, which was reduced by approximately $6.4 million of cash acquired and increased by approximately $5.9 million in capitalized transaction costs for a net amount of approximately $216.3 million (the “Cash Consideration”) and (ii) 10,000,000 common units of the Partnership, valued at approximately $235.4 million based on the closing price of $23.45 on July 12, 2018 (the “Common Unit Consideration”). The Partnership funded the Cash Consideration with borrowings under the Amended Credit Agreement (as defined below) and net proceeds from the Preferred Unit Transaction (as defined below).  The Common Unit Consideration was issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.  The assets acquired in the Haymaker Acquisition, consist of approximately 5.4 million gross acres and 43,000 net royalty acres.

Voting Agreements

On July 12, 2018, pursuant to the Haymaker Acquisition, the Partnership entered into (i) a Voting Agreement with Haymaker Minerals and Royalties, LLC (“Haymaker Minerals”) and (ii) a Voting Agreement with EIGF Aggregator III LLC, TE Drilling Aggregator LLC and Haymaker Management, LLC (collectively, the “Haymaker Resources Holders” and the “Voting Agreements”), pursuant to which Haymaker Minerals and the Haymaker Resources Holders have agreed to vote in favor of (A) the Partnership’s proposal to change its U.S. federal income tax status from a partnership to an entity taxable as a corporation and (B) an amendment to the Partnership’s LTIP to increase the number of common units eligible for issuance thereunder, subject to a cap set forth in the Haymaker Acquisition.

The Voting Agreements prohibit Haymaker Minerals and the Haymaker Resources Holders from selling or disposing of common units at any time during the term of the Voting Agreements, subject to certain exceptions. The Voting Agreements terminate on January 8, 2019.

Registration Rights Agreement

On July 12, 2018, pursuant to the terms of the Haymaker Acquisition and the Preferred Purchase Agreement (as defined below), the Partnership entered into a registration rights agreement (the “Registration Rights Agreement”) with Haymaker Minerals, the Haymaker Resources Holders and the Purchasers (as defined below), pursuant to which, among other things, the Partnership has agreed to (i) prepare, file with the SEC and use its reasonable best efforts to cause to

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

become effective within 160 days of the execution of the Registration Rights Agreement, a shelf registration statement (the “Shelf Registration Statement”) with respect to the resale of the common units issued to Haymaker Minerals and the Haymaker Resources Holders and issuable upon conversion of the Series A Preferred Units by the Purchasers (all such common units being “Registrable Securities”) that would permit some or all of the Registrable Securities to be resold in registered transactions, (ii) use its reasonable best efforts to maintain the effectiveness of the Shelf Registration Statement while Haymaker Minerals, the Haymaker Resources Holders, the Purchasers and each of their transferees that hold Registrable Securities are in possession of Registrable Securities and (iii) under certain circumstances, initiate underwritten offerings for the Registrable Securities.

If the Shelf Registration Statement is not effective prior to the 180th day after the execution of the Registration Rights Agreement and, likewise, if a Shelf Registration Statement is not effective prior to the day the Series A Preferred Units are convertible into common units pursuant to the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Second Amended and Restated Partnership Agreement”), then Haymaker Minerals, the Haymaker Resources Holders and the Purchasers, as applicable, will be entitled to certain liquidated damages as set forth in the Registration Rights Agreement.

In addition, the Registration Rights Agreement permits Haymaker Minerals, the Haymaker Resources Holders and the Purchasers to request to sell any or all of their Registrable Securities in an underwritten offering that is registered pursuant to a Shelf Registration Statement, subject to certain exceptions, including, among other things, that the gross proceeds from the sale are reasonably expected to exceed $50 million in the aggregate.

On July 30, 2018, the Partnership filed a registration statement on Form S-3 (the “Form S-3”) to satisfy, in part, certain rights and obligations under the Registration Rights Agreement. The Form S-3 registers (i) the offer and sale by the Partnership of up to an aggregate of $200,000,000 of its securities and (ii) the offer and resale of up to an aggregate of 15,945,946 of the Partnership’s common units by the holders of Registrable Securities named therein.  As of the date of filing of this report, the Form S-3 had not yet been declared effective by the SEC.

Transition Services Agreement

On July 12, 2018, pursuant to the Haymaker Acquisition, the Partnership entered into a Transition Services Agreement with Haymaker Services, LLC (“Haymaker Services” and the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, Haymaker Services will provide certain administrative services and accounting assistance on a transitional basis for total compensation of approximately $2.3 million through December 31, 2018, at which point, the Transition Services Agreement will terminate.

Amendment to the Existing Credit Agreement

On July 12, 2018, in connection with the Haymaker Acquisition, the Partnership entered into an amendment (the “Credit Agreement Amendment”) to the Partnership’s existing Credit Agreement, dated as of January 11, 2017 (the “Existing Credit Agreement” and, the Existing Credit Agreement as amended by the Credit Agreement Amendment, the “Amended Credit Agreement”), by and among the Partnership, certain subsidiaries of the Partnership as guarantors, Frost Bank, as administrative agent, and the other lenders party thereto. The Credit Agreement Amendment increased commitments under the Amended Credit Agreement from $50 million to $200 million. Under the Amended Credit Agreement, availability under the facility will equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The initial borrowing base under the Amended Credit Agreement was set at $200 million. The Amended Credit Agreement permits aggregate commitments under the facility to be increased to $500 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

The Credit Agreement Amendment amends the Existing Credit Agreement to provide for, among other things, (i) the addition of the subsidiaries the Partnership acquired in the Haymaker Acquisition, as well as Kimbell Royalty Operating, LLC (“OpCo”), as guarantors under the Amended Credit Agreement, (ii) limitations on the Partnership’s ability to incur certain debt or issue preferred equity (other than 110,000 Series A Preferred Units representing limited partner interests in the Partnership, (iii) limitations on redemptions of the Series A Preferred Units and the ability of the Partnership

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

and the restricted subsidiaries of the Partnership to make distributions and other restricted payments, in each case, unless certain conditions are satisfied, (iv) increased limitations on the Partnership’s ability to dispose of certain assets or encumber certain assets, (v) a decrease in the applicable margin under the Existing Credit Agreement, which varies based upon the level of borrowing base usage, by 0.25% for each applicable level as set forth in the Amended Credit Agreement, such that the applicable margin will range from 1.00% to 2.00% in the case of ABR Loans (as defined in the Amended Credit Agreement) and 2.00% to 3.00% in the case of LIBOR Loans (as defined in the Amended Credit Agreement) and (vi) the addition of certain restrictions on the Partnership’s and OpCo’s ability to take certain actions or amend their organizational documents.  Additionally, the Credit Agreement Amendment permits certain transactions to effect the intended change of the Partnership’s U.S. federal income tax status from a pass-through partnership to an entity taxable as a corporation by means of a “check-the-box” election and to effect an “up-C” structure, including allowing for all assets and liabilities of the Partnership to be transferred to OpCo and for OpCo to become a non-wholly owned subsidiary guarantor.

Preferred Purchase Agreement

On May 28, 2018, the Partnership entered into a Series A Preferred Unit Purchase Agreement (the “Preferred Purchase Agreement”) with certain affiliates of Apollo Capital Management, L.P. (collectively, the “Purchasers”) to issue and sell the Series A Preferred Units.  The Series A Preferred Units were offered in a private placement (the “Preferred Unit Transaction”) exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.  The Preferred Unit Transaction closed on July 12, 2018, with the Series A Preferred Units being issued and sold for a cash purchase price of $1,000 per Series A Preferred Unit, resulting in gross proceeds to the Partnership of $110 million.

The Series A Preferred Units pay a 7% distribution rate and are convertible by the Purchasers after two years at a 30% discount to the issue price, subject to certain conditions.  The Partnership may redeem the Series A Preferred Units at any time at a redemption price that is the greater of 1.2 times the invested capital.

Board Rights Agreement

On July 12, 2018, pursuant to the Preferred Purchase Agreement, the Partnership, the General Partner, and Kimbell GP Holdings, LLC entered into a Board Representation and Observation Agreement (the “Board Rights Agreement”) with the Purchasers. Pursuant to the Board Rights Agreement, the Partnership granted holders of the Series A Preferred Units board observer rights beginning three years after the closing of the Preferred Unit Transaction, and board appointment rights beginning four years after the closing of the Preferred Unit Transaction and in the case of events of default with respect to the Series A Preferred Units.

Recapitalization Agreement

 On July 24, 2018, the Partnership entered into a Recapitalization Agreement (the "Recapitalization Agreement"), by and among Haymaker Minerals and Haymaker Resources Holders, Haymaker Resources, LP, the Kimbell Art Foundation (the "Foundation"), the Partnership, the General Partner, and Kimbell Royalty Operating, LLC, a wholly owned subsidiary of the Partnership (the "Operating Company"), pursuant to which (a) the Partnership's equity interest in the Operating Company will be recapitalized into 13,886,204 newly issued common units of the Operating Company ("OpCo Common Units") and 110,000 newly issued Series A Preferred Units of the Operating Company ("OpCo Series A Preferred Units") and (b) the 10,000,000 and 2,953,258 common units held by the Haymaker Holders and the Foundation, respectively, will be exchanged for (i) 10,000,000 and 2,953,258 newly issued Class B common units representing limited partner interests of the Partnership ("Class B Units"), respectively, and (ii) 10,000,000 and 2,953,258 newly issued OpCo Common Units, respectively, in connection with the implementation of an Up-C structure (the "Restructuring"). The Class B Units and OpCo Common Units will be exchangeable together into an equal number of Common Units.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Derivative Transactions

On July 12, 2018, the Partnership entered into additional oil and natural gas commodity derivative agreements with Frost Bank for the years ending December 31, 2018, 2019 and through the six months ending June 30, 2020.  The commodity derivative contracts consist of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.  The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value.  Prior to the Haymaker Acquisition, this amount constituted approximately 10% of daily oil and natural gas production.  Following the closing of the Haymaker Acquisition, the Partnership hedged daily oil and natural gas production of approximately 30% of our post-acquisition production.  The additional oil and natural gas commodity derivative agreements represent the Partnership’s mitigation of the inherent commodity price risk associated with the oil and natural gas production from the properties acquired in the Haymaker Acquisition.

Tax Election and Restructuring

In preparation for the Restructuring (as defined below), the Partnership formed and contributed all of its assets and liabilities to Kimbell Royalty Operating, LLC, the Partnership’s wholly owned subsidiary (the “Operating Company”).  Further, on July 24, 2018, the Partnership entered into a Recapitalization Agreement, dated as of July 24, 2018, by and among Haymaker Minerals & Royalties, LLC, Haymaker Management, LLC and certain affiliates of Haymaker Resources, LP (each of the preceding entities, the “Haymaker Holders”), Haymaker Resources, LP, the Kimbell Art Foundation, the Partnership, our general partner and the Operating Company, pursuant to which (i) the Partnership’s equity interest in the Operating Company will be recapitalized into 13,886,204 newly issued common units of the Operating Company (“OpCo Common Units”) and 110,000 newly issued Series A Cumulative Convertible Preferred Units of the Operating Company (“OpCo Series A Preferred Units”), (ii) the Haymaker Holders and the Kimbell Art Foundation will deliver and assign to the Partnership the 10,000,000 and 2,953,258 common units they own, respectively, in exchange for (a) 10,000,000 and 2,953,258 newly issued Class B common units representing limited partner interests in the Partnership (the “Class B Units”), respectively, and (b) 10,000,000 and 2,953,258 newly issued OpCo Common Units, respectively, and (iii) the Partnership will amend and restate the limited liability company agreement of the Operating Company (the “Operating Company Agreement”) to reflect these transactions (collectively, the “Restructuring”). At the consummation of the Restructuring, the Partnership will enter into an exchange agreement with the Haymaker Holders, the Kimbell Art Foundation, the Partnership’s general partner and the Operating Company granting the Haymaker Holders and the Kimbell Art Foundation the right to exchange their OpCo Common Units and Class B Units for common units.

On July 26, 2018, the Partnership filed a preliminary information statement on Schedule 14C with the SEC (the “Information Statement”) related to the amendment and restatement of the partnership agreement in connection with the Partnership’s decision to change its United States federal income tax status from a pass-through “partnership” to an entity taxable as a “corporation” by means of a “check-the-box” election (the “Tax Election,” and, together with the Restructuring and related transactions described in the Information Statement, the “Up-C Transaction”) and an amendment to its LTIP.  Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the written consent will become effective on or after the date that is 20 calendar days following the date that the definitive information statement on Schedule 14C is first sent or given to the Partnership’s unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10‑Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Unless otherwise indicated in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information presented for periods on or after February 8, 2017 refers to the Partnership as a whole. The financial information presented for periods on or prior to February 7, 2017 refers only to Rivercrest Royalties, LLC (“the Predecessor,” or “Rivercrest”), the Predecessor for accounting and financial reporting purposes and does not include the results of the Partnership as a whole. The interests underlying the oil, natural gas and natural gas liquids(“NGL”) production revenues of our Predecessor represent approximately 11% of the Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”) as of December 31, 2016.

Cautionary Statement Regarding Forward‑Looking Statements

Certain statements and information in this Quarterly Report may constitute forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward‑looking statements include:

•

the outcome of any legal proceedings that may be instituted against us or others relating to the actions described in the preliminary information statement on Schedule 14C we filed with the U.S. Securities and Exchange Commission (“SEC”) on July 26, 2018 (the “Information Statement”), or the transactions contemplated thereby;

•	the effect of the announcement of the Tax Election (as defined below) or the Restructuring (as defined below) on our customer relationships, operating results and business generally;
•	the risks that the Tax Election disrupts current plans and operations;
•	the amount of the costs, fees, expenses and charges related to the Tax Election and the Restructuring;
•	the failure to satisfy the conditions required to obtain the unitholder approval described in the Information Statement;
•	the failure to realize the anticipated benefits of the Haymaker Acquisition (as defined below), the Preferred Units Transaction (as defined below), the Tax Election or the Restructuring;
•	our ability to execute our business strategies;
•	the volatility of realized prices for oil, natural gas and NGLs;

•	the level of production on our properties;
•	the level of drilling and completion activity by the operators of our properties;
•	regional supply and demand factors, delays or interruptions of production;
•	our ability to replace our reserves;
•	our ability to identify and complete acquisitions of assets or businesses;
•	general economic, business or industry conditions;
•	competition in the oil and natural gas industry;
•	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
•	title defects in the properties in which we invest;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;
•	restrictions on or the availability of the use of water in the business of the operators of our properties;
•	the availability of transportation facilities;
•	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry;
•	future operating results;
•	exploration and development drilling prospects, inventories, projects and programs;
•	operating hazards faced by the operators of our properties;
•	the ability of the operators of our properties to keep pace with technological advancements; and
•	certain factors discussed elsewhere in this report.

All forward‑looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Overview

We are a Delaware limited partnership formed in 2015 to own and acquire mineral and royalty interests in oil and natural gas properties throughout the United States of America (“United States” or “U.S.”). As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post‑production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from our Sponsors, the Contributing Parties and third parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest.

As of June 30, 2018, we owned mineral and royalty interests in approximately 3.7 million gross acres and overriding royalty interests in approximately 2.0 million gross acres, with approximately 35% of our aggregate acres located in the Permian Basin. We refer to these non‑cost‑bearing interests collectively as our “mineral and royalty interests.” As of June 30, 2018, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 20 states and in nearly every major onshore basin across the continental United States and include ownership in over 50,000 gross producing wells, including over 30,000 wells in the Permian Basin.

Recent Developments

Commodity Derivative Instruments

On June 29, 2018, we entered into additional oil and natural gas fixed price swaps with Frost Bank for the second quarter of 2020. The fixed price swaps consist of 12,194 Bbl of oil at a fixed rate of $61.43 per Bbl and 109,473 MMBtu of natural gas at a fixed rate of $2.52 per MMBtu.

Acquisitions and Divestitures

In the month of May 2018, the Partnership executed two purchase and sale agreements to sell a small portion of its Delaware Basin acreage for $10.6 million. At the time of the divestiture, the sales represented approximately 29 Boe per day of production, less than 0.8% of total production and 59 net royalty acres, approximately 0.08% of total net royalty acres.

On May 28, 2018, we entered into securities purchase agreements to acquire all of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Resources, LP (the “Haymaker Acquisition”) in a transaction valued at approximately $445.4 million.  The purchase price for the Haymaker Acquisition was comprised of cash consideration of approximately $210.0 million and 10,000,000 common units of the Partnership, valued at approximately $235.4 million based on the closing price of $23.45 on July 12, 2018.  We raised the cash portion of the purchase price of the Haymaker Acquisition through a private placement of 7.0% Series A Cumulative Convertible Preferred Units (“Series A Preferred Units”) to an affiliate of Apollo Global Management, LLC for gross proceeds of $110.0 million (the “Preferred Units Transaction”) and through borrowings of $124.0 million under a new $200.0 million revolving credit facility (the “Credit Agreement Amendment”). The Haymaker Acquisition, the Preferred Units Transaction and the Credit Agreement Amendment closed on July 12, 2018. The effective date of the Haymaker Acquisition is April 1, 2018.

Following the closing of the Haymaker Acquisition, we owned mineral and royalty interests in approximately 11.0 million gross acres in 28 states, including ownership in over 84,000 gross producing wells, with over 38,000 wells in the Permian Basin.

Second Quarter Common Unit Distribution.

On July 27, 2018, the General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.43 per common unit for the quarter ended June 30, 2018.   The distribution will be paid on August 13, 2018 to unitholders of record as of the close of business on August 6, 2018.  The common units issued in connection with the Haymaker Acquisition were included in the total outstanding units as of the date of record for the distribution.  Since the effective date of the Haymaker Acquisition was April 1, 2018, the Partnership was entitled to receive all net revenue from the properties included in the Haymaker Acquisition on and after April 1, 2018.  The Board of Directors elected to pay a portion of these net revenues in the second quarter common unit distribution.

Tax Election and Restructuring

In preparation for the Restructuring (as defined below), we formed and contributed all of our assets and liabilities to Kimbell Royalty Operating, LLC, our wholly owned subsidiary (the “Operating Company”).  Further, on July 24, 2018, we entered into a Recapitalization Agreement, dated as of July 24, 2018, by and among Haymaker Minerals & Royalties, LLC, Haymaker Management, LLC and certain affiliates of Haymaker Resources, LP (each of the preceding entities, the “Haymaker Holders”), Haymaker Resources, LP, the Kimbell Art Foundation, us, our general partner and the Operating Company, pursuant to which (i) our equity interest in the Operating Company will be recapitalized into 13,886,204 newly issued common units of the Operating Company (“OpCo Common Units”) and 110,000 newly issued Series A Cumulative Convertible Preferred Units of the Operating Company (“OpCo Series A Preferred Units”), (ii) the Haymaker Holders and the Kimbell Art Foundation will deliver and assign to us the 10,000,000 and 2,953,258 common units they own, respectively, in exchange for (a) 10,000,000 and 2,953,258 newly issued Class B common units representing limited partner interests in us (the “Class B Units”), respectively, and (b) 10,000,000 and 2,953,258 newly issued OpCo Common Units, respectively, and (iii) we will amend and restate the limited liability company agreement of the Operating Company (the “Operating Company Agreement”) to reflect these transactions (collectively, the “Restructuring”). At the consummation of the Restructuring, we will enter into an exchange agreement with the Haymaker Holders, the Kimbell Art Foundation, our general partner and the Operating Company granting the Haymaker Holders and the Kimbell Art Foundation the right to exchange their OpCo Common Units and Class B Units for common units.

On July 26, 2018, we filed a preliminary Information Statement related to the  amendment and restatement of our partnership agreement in connection with our decision to change our United States federal income tax status from a pass-through “partnership” to an entity taxable as a “corporation” by means of a “check-the-box” election (the “Tax Election,” and, together with the Restructuring and related transactions described in the Information Statement, the “Up-C Transaction”) and an amendment to our Long-Term Incentive Plan.  Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the written consent will become effective on or after the date that is 20 calendar days following the date that the definitive information statement on Schedule 14C is first sent or given to our unitholders.

Business Environment

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. During the six months ended June 30, 2018, West Texas Intermediate (“WTI”) ranged from a low of $59.20 per Bbl on February 9, 2018 to a high of $77.41 per Bbl on June 27, 2018, and during the six months ended June 30, 2017, WTI ranged from a low of $42.48 per Bbl on June 21, 2017 to a high of $54.48 per Bbl on February 23, 2017. During the six months ended June 30, 2018, the Henry Hub spot market price of natural gas ranged from a low of $2.49 per MMBtu on February 16, 2018 to a high of $6.24 per MMBtu on January 3, 2018, and during the six months ended June 30, 2017, the Henry Hub spot market price of natural gas ranged from a low of $2.44 per MMBtu on February 27, 2017 to a high of $3.71 per MMBtu on January 2, 2017. On July 30, 2018, the WTI posted price for crude oil was $71.19 per Bbl and the Henry Hub spot market price of natural gas was $2.75 per MMBtu.

The following table, as reported by the U.S. Energy Information Administration (“EIA”), sets forth the average prices for oil and natural gas for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
EIA Average Price:	2018	2017	2018	2017
Oil (Bbl)	$68.07	$48.10	$65.55	$49.85
Natural gas (MMBtu)	$2.85	$3.08	$2.96	$3.05

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes U.S. Rotary Rig count was 1,154 active rigs at June 30, 2018, a 23% increase from 940 active rigs at June 30, 2017. In addition, according to the Baker Hughes U.S. Rotary Rig count, rig activity in the 20 states in which we own mineral and royalty interests increased 22% from 862 active rigs at June 30, 2017 to 1,049 active rigs at June 30, 2018. The active rig count across our acreage at June 30, 2018 totaled 25 rigs, a 9% increase compared to the 23 rigs at March 31, 2018.  As of August 1, 2018 and after the closing of the Haymaker Acquisition, there were 72 active rigs working on our properties.

Sources of Our Revenue

Our revenues and our Predecessor’s revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. For the three months ended June 30, 2018, our revenues were generated 61% from oil sales, 23% from natural gas sales, 12% from NGL sales and 4% from other sales. For the three months ended June 30, 2017, our revenues were generated 58% from oil sales, 31% from natural gas sales and 11% from NGL sales. For the six months ended June 30, 2018, our revenues were generated 61% from oil sales, 23% from natural gas sales, 13% from NGL sales and 3% from other sales. For the period from February 8, 2017 to June 30, 2017, our revenues were generated 60% from oil sales, 29% from natural gas sales and 11% from NGL sales. For the period from January 1, 2017 to February 7, 2017 (the “Predecessor 2017 Period”), our Predecessor’s revenues were generated 55% from oil sales, 36% from natural gas sales and 9% from NGL sales. For the combined six months ended June 30, 2017, the revenues were generated 60% from oil sales, 29% from natural gas sales and 11% from NGL sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

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

We define Adjusted EBITDA as net income (loss) before interest expense, net of capitalized interest, non‑cash unit‑based compensation, transaction costs, mark-to-market gains and losses on open commodity derivative instruments, impairment of oil and natural gas properties, income taxes and depreciation, depletion and accretion expense. Adjusted EBITDA is not a measure of net income (loss) as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution as Adjusted EBITDA, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

Adjusted EBITDA and cash available for distribution should not be considered an alternative to net income (loss), oil, natural gas and NGL revenues, net cash flows provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computations of Adjusted EBITDA and cash available for distribution may not be comparable to other similarly titled measures of other companies.

The tables below present a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by operating activities, our most directly comparable GAAP financial measures, for the periods indicated (unaudited).

	Partnership				Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Period from February 8, 2017 to June 30,	Period from January 1, 2017 to February 7,
	2018	2017	2018	2017	2017
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$1,378,295	$251,651	$(51,446,176)	$534,869	$(496,856)
Depreciation, depletion and accretion expense	3,431,594	4,131,717	7,887,302	6,667,377	113,639
Interest expense	483,558	182,975	833,600	243,127	39,307
EBITDA	5,293,447	4,566,343	(42,725,274)	7,445,373	(343,910)
Impairment of oil and natural gas properties	—	—	54,753,444	—	—
Transaction costs	1,188,967	—	1,188,967	—	—
Unit‑based compensation	723,039	135,692	1,391,973	135,692	50,422
Change in fair value of open commodity derivative instruments	469,072	—	681,530	—	—
Adjusted EBITDA	$7,674,525	$4,702,035	$15,290,640	$7,581,065	$(293,488)
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	502,811	105,625	977,487	109,539	34,505
Cash available for distribution	$7,171,714	$4,596,410	$14,313,153	$7,471,526	$(327,993)

	Partnership				Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Period from February 8, 2017 to June 30,	Period from January 1, 2017 to February 7,
	2018	2017	2018	2017	2017
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$6,894,754	$5,826,652	$14,188,843	$8,578,040	$186,719
Interest expense	483,558	182,975	833,600	243,127	39,307
Impairment of oil and natural gas properties	—	—	(54,753,444)	—	—
Amortization of loan origination costs	(15,625)	(15,625)	(31,250)	(26,042)	(4,241)
Amortization of tenant improvement allowance	—	—	—	—	2,864
Unit-based compensation	(723,039)	(135,692)	(1,391,973)	(135,692)	(50,422)
Change in fair value of open commodity derivative instruments	(469,072)	—	(681,530)	—	—
Changes in operating assets and liabilities:
Oil, natural gas and NGL revenues receivable	37,453	(1,744,974)	(195,074)	(59,022)	(14,551)
Accounts receivable and other current assets	(144,931)	(82,415)	(10,032)	193,610	(333,056)
Accounts payable	(825,555)	284,210	(1,204,349)	(380,649)	(247,972)
Other current liabilities	55,904	251,212	519,935	(967,999)	77,442
EBITDA	$5,293,447	$4,566,343	$(42,725,274)	$7,445,373	$(343,910)
Add:
Impairment of oil and natural gas properties	—	—	54,753,444	—	—
Transaction costs	1,188,967	—	1,188,967	—	—
Unit‑based compensation	723,039	135,692	1,391,973	135,692	50,422
Change in fair value of open commodity derivative instruments	469,072	—	681,530	—	—
Adjusted EBITDA	$7,674,525	$4,702,035	$15,290,640	$7,581,065	$(293,488)

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

No impairment expense was recorded during the three months ended June 30, 2018.  Due to the exemption expiring, we recorded an impairment on our oil and natural gas properties of $54.8 million during the six months ended June 30, 2018 as a result of our quarterly full cost ceiling analysis during the three months ended March 31, 2018.  No impairment expense was recorded for the period from February 8, 2017 to June 30, 2017 or for the Predecessor 2017 Period.

The Partnership may be required to record an impairment expense in future periods as a result of the Haymaker Acquisition.  The Partnership is still evaluating the impact that the Haymaker Acquisition will have on the full-cost ceiling test in future periods.

Credit Agreements

In connection with our IPO, we entered into a new $50.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the facility to be increased up to $100.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. As of June 30, 2018, we had borrowed $49.9 million to fund certain IPO-related transaction expenses, our entrance into a management services agreement with Kimbell Operating Company, LLC (“Kimbell Operating”), the acquisition of mineral and royalty interests for an aggregate purchase price of approximately $29.3 million and $19.0 million to fund a portion of the deposit related to the acquisition of the properties acquired in the Haymaker Acquisition.  During the three months ended June 30, 2018, we repaid $6.9 million of the total outstanding borrowings.  For the three months ended June 30, 2018 and 2017, we incurred $0.5 million and $0.2 million, respectively, in interest expense. For the six months ended June 30, 2018 and the period from February 8, 2017 to June 30, 2017, we incurred $0.8 million and $0.2 million, respectively, in interest expense.

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

Results of Operations

The table below summarizes our and our Predecessor’s revenue and expenses and production data for the periods indicated (unaudited).

	Partnership				Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Period from February 8, 2017 to June 30,	Period from January 1, 2017 to February 7,
	2018	2017	2018	2017	2017
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$11,246,287	$7,751,998	$22,422,590	$12,305,342	$318,310
Loss on commodity derivative instruments	(538,389)	—	(823,354)	—	—
Total revenues	10,707,898	7,751,998	21,599,236	12,305,342	318,310
Costs and expenses
Production and ad valorem taxes	805,396	617,681	1,621,397	823,787	19,651
Depreciation, depletion and accretion expense	3,431,594	4,131,717	7,887,302	6,667,377	113,639
Impairment of oil and natural gas properties	—	—	54,753,444	—	—
Marketing and other deductions	609,033	386,681	1,178,875	643,807	110,534
General and administrative expenses	4,000,022	2,181,293	6,770,794	3,392,375	532,035
Total costs and expenses	8,846,045	7,317,372	72,211,812	11,527,346	775,859
Operating (loss) income	1,861,853	434,626	(50,612,576)	777,996	(457,549)
Other expense
Interest expense	483,558	182,975	833,600	243,127	39,307
Net income (loss)	$1,378,295	$251,651	$(51,446,176)	$534,869	$(496,856)
Production Data:
Oil (Bbls)	108,201	99,763	218,087	159,274	3,696
Natural gas (Mcf)	999,019	826,927	1,983,385	1,316,598	32,961
Natural gas liquids (Bbls)	55,917	41,506	110,500	62,436	1,220
Combined volumes (Boe) (6:1)	330,621	279,090	659,151	441,143	10,410

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Oil, Natural Gas and Natural Gas Liquids Revenues

For the three months ended June 30, 2018, our revenues were $11.2 million, an increase of $3.4 million from $7.8 million for the three months ended June 30, 2017. The increase in revenues was primarily attributable to an increase in production from the acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production and revenues from those acquired interests. Also contributing to the increase in revenues was an increase in the average prices received for oil and NGL production.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 330,621 Boe or 3,633 Boe/d, for the three months ended June 30, 2018, an increase of 51,531 Boe or 566 Boe/d, from 279,090 Boe or 3,067 Boe/d, for the three months ended June 30, 2017. The increase in production was primarily attributable to the acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production from those acquired interests.

Our operators received an average of $63.45 per Bbl of oil, $2.59 per Mcf of natural gas and $25.03 per Bbl of NGL for the volumes sold during the three months ended June 30, 2018 and $45.10 per Bbl of oil, $2.89 per Mcf of natural gas and $20.83 per Bbl of NGL for the volumes sold during the three months ended June 30, 2017. The three months ended June 30, 2018 increased 40.7% or $18.35 per Bbl of oil and decreased 10.4% or $0.30 per Mcf of natural gas as compared to the three months ended June 30, 2017. These increases are consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 41.5% or $19.97 per Bbl of oil and decrease of 7.5% or $0.23 per Mcf of natural gas for the comparable periods.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended June 30, 2018 includes $0.5 million of mark to market losses and $0.1 million loss on settlement of commodity derivative instruments. We did not have any commodity derivative instruments for the three months ended June 30, 2017.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended June 30, 2018 were $0.8 million, an increase of $0.2 million from $0.6 million for the three months ended June 30, 2017. The increase in production and ad valorem taxes was primarily attributable to the acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production from those acquired interests.

Depreciation, Depletion and Accretion Expense

Depreciation, depletion and accretion expense for the three months ended June 30, 2018 was $3.4 million, a decrease of $0.7 million from $4.1 million for the three months ended June 30, 2017. The decrease in the depreciation, depletion and accretion expense was primarily attributable to the $54.8 million of impairment recorded on our oil and natural gas properties during the three months ended March 31, 2018.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $10.24 for the three months ended June 30, 2018, a decrease of $4.42 per barrel from $14.66 average depletion rate per barrel for the three months ended June 30, 2017.  The decrease was primarily attributable to the $54.8 million of impairment recorded on our oil and natural gas properties during the three months ended March 31, 2018.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

No impairment expense was recorded for the three months ended June 30, 2018 or for the three months ended June 30, 2017. See “Factors Affecting the Comparability of Our Results to the Historical Results of Our Predecessor―Impairment of Oil and Natural Gas Properties” for a discussion regarding the exemption of impairment of oil and natural gas properties for the three months ended June 30, 2017.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post‑production expense. Marketing and other deductions for the three months ended June 30, 2018 were $0.6 million, an increase of $0.2 million from $0.4 million for the three months ended June 30, 2017. The increase in marketing and other deductions was primarily attributable to the acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production from those acquired interests.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $4.0 million, an increase of $1.8 million from $2.2 million for the three months ended June 30, 2017. The increase in general and administrative expenses was attributable to costs incurred during the three months ended June 30, 2018 related to our potential conversion to a corporation for income tax purposes and the increase in unit-based compensation expense during the three months ended June 30, 2018.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $0.5 million as compared to interest expense of $0.2 million for the three months ended June 30, 2017. This increase was due to debt incurred to fund acquisitions in 2017 and 2018.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

The period presented for the six months ended June 30, 2017 includes the results of operations for the period from February 8, 2017 to June 30, 2017 and the Predecessor 2017 Period. The mineral and royalty interests of our Predecessor only represent approximately 11% of our total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott as of December 31, 2016.

Oil, Natural Gas and Natural Gas Liquids Revenues

For the six months ended June 30, 2018, our revenues were $22.4 million, an increase of $9.8 million, from $12.6 million for the six months ended June 30, 2017. The increase in revenues was primarily attributable to the full period of production from our properties for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the six months ended June 30, 2018 includes the relevant production and revenues from those acquired interests.

Our and our Predecessor’s revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 659,151 Boe or 3,642 Boe/d, for the six months ended June 30, 2018, an increase of 207,599 Boe or 1,147 Boe/d, from 451,552 Boe or 2,495 Boe/d, for the six months ended June 30, 2017. The increase in production volumes was primarily attributable to the full period of production from our properties for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the six months ended June 30, 2018 includes the relevant production from those acquired interests.

Our operators received an average of $62.20 per Bbl of oil, $2.64 per Mcf of natural gas and $25.85 per Bbl of NGL for the volumes sold during the six months ended June 30, 2018 and $45.97 per Bbl of oil, $2.78 per Mcf of natural gas and $21.73 per Bbl of NGL for the volumes sold during the six months ended June 30, 2017. The six months ended June 30, 2018 increased 35.3% or $16.23 per Bbl of oil and decreased 5.0% or $0.14 per Mcf of natural gas as compared to the six months ended June 30, 2017. These increases are consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 31.5% or $15.70 per Bbl of oil and decrease of 3.0% or $0.09 per Mcf of natural gas for the comparable periods.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the six months ended June 30, 2018 includes $0.7 million of mark to market losses and $0.1 million loss on settlement of commodity derivative instruments. We did not have any commodity derivative instruments for the six months ended June 30, 2017.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the six months ended June 30, 2018 were $1.6 million, an increase of $0.8 million from $0.8 million for the six months ended June 30, 2017. The increase in production and ad valorem taxes was primarily attributable to the full period of production from our properties for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the six months ended June 30, 2018 includes the relevant production from those acquired interests.

Depreciation, Depletion and Accretion Expense

Depreciation, depletion and accretion expense for the six months ended June 30, 2018 was $7.9 million, an increase of $1.1 million from $6.8 million for the six months ended June 30, 2017. The increase in the depreciation, depletion and accretion expense was primarily attributable to the full period of production from our properties for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the six months ended June 30, 2018 includes the relevant production from those acquired interests.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $11.83 for the six months ended June 30, 2018, a decrease of $3.03 per barrel from $14.86 average depletion rate per barrel for the six months ended June 30, 2017.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

We recorded an impairment on our oil and natural gas properties of $54.8 million during the six months ended June 30, 2018 as a result of our quarterly full cost ceiling analysis during the three months ended March 31, 2018. No impairment expense was recorded for the six months ended June 30, 2017. See “Factors Affecting the Comparability of Our Results to the Historical Results of Our Predecessor―Impairment of Oil and Natural Gas Properties” for a discussion regarding the exemption of impairment of oil and natural gas properties for the six months ended June 30, 2017.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post‑production expense, and our Predecessor’s marketing and other deductions also includes lease operating expenses related to its non‑operated working interests. Marketing and other deductions for the six months ended June 30, 2018 were $1.2 million, an increase of $0.4 million from $0.8 million for the six months ended June 30, 2017. The increase in marketing and other deductions was primarily attributable to the full period of production from our properties for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the six months ended June 30, 2018 includes the relevant production from those acquired interests.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were $6.8 million, an increase of $2.9 million from $3.9 million for the six months ended June 30, 2017. The increase in general and administrative expenses was attributable to costs incurred during the six months ended June 30, 2018 related to our potential conversion to a corporation for income tax purposes and the increase in unit-based compensation expense during the six months ended June 30, 2018.  Additionally, the six months ended June 30, 2018 include the Partnership as a whole compared to the six months ended June 30, 2017, when costs prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.

Interest Expense

Interest expense for the six months ended June 30, 2018 was $0.8 million as compared to interest expense of $0.3 million for the six months ended June 30, 2017. This increase was due to debt incurred to fund acquisitions in 2017 and 2018.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings and our primary uses of cash are for distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. We have entered into an amendment to our secured revolving credit facility, increasing commitments under the facility from $50.0 million to $200.0 million with an accordion feature permitting aggregate commitments under the facility to be increased up to $500.0 million (subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders), to be used for general partnership purposes, including working capital and acquisitions among other things. In connection with the February 1, 2018 redetermination under the secured revolving credit facility, the borrowing base was reaffirmed at $100.0 million.  The first the first redetermination date for the amended credit facility will be February 1, 2019.  As of August 3, 2018, we had an outstanding balance of $148.0 million under our secured revolving credit facility.

Our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as “available cash.” Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. We expect that available cash for each quarter will generally equal or approximate our Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs, including replacement or growth capital expenditures, that the Board of Directors may determine is appropriate.  The number of common units outstanding as of the record date for the second quarter distribution included 10,000,000 common units issued as partial consideration in the Haymaker Acquisition.  Under the terms of the securities purchase agreements for the Haymaker Acquisition, we are entitled to net revenues for production from the acquired properties on and after the effective date of April 1, 2018.  We will pay a portion of these net revenues (approximately $4.3 million) in the second quarter 2018 distribution.

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

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities.  For example, the Partnership completed the Haymaker Acquisition funding consideration for the transaction with 10,000,000 common units of the Partnership, net proceeds from the Preferred Units Transaction and borrowings of $124.0 million under the Credit Agreement Amendment.  The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well.  We do not currently intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution or otherwise reserve cash for distributions, or to incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted.

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

On April 27, 2018, the Board of Directors declared a quarterly cash distribution of $0.42 per common unit for the quarter ended March 31, 2018. The distribution was paid on May 14, 2018 to unitholders of record as of the close of business on May 7, 2018.

Cash Flows

The table below presents our and our Predecessor’s cash flows for the periods indicated.

	Partnership		Predecessor
	Six Months Ended June 30,	Period from February 8, 2017 to June 30,	Period from January 1, 2017 to February 7,
	2018	2017	2017
Cash Flow Data:
Cash flows provided by operating activities	$14,188,843	$8,578,040	$186,719
Cash flows used in investing activities	(10,477,294)	(113,201,737)	(523)
Cash flows (used in) provided by financing activities	(1,002,412)	110,451,067	—
Net increase in cash	$2,709,137	$5,827,370	$186,196

Operating Activities

Our and our Predecessor’s operating cash flow is impacted by many variables, the most significant of which is the change in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our and our Predecessor’s control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2018 were $14.2 million, an increase of $5.4 million compared to $8.8 million for the six months ended June 30, 2017. The increase in cash flows provided by operating activities was primarily attributable to the full period of production from our properties for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.  Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the six months ended June 30, 2018 includes the relevant production and revenues from those acquired interests. To a lesser extent, an increase in the price received for oil production also contributed to the increase in cash flow provided by operating activities.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2018 decreased by $102.8 million compared to the six months ended June 30, 2017. For the period from February 8, 2017 to June 30, 2017, we used the

$96.2 million in proceeds received from our IPO to pay the cash portion of our acquisition of oil and natural gas properties at the IPO and we used $16.8 million to fund the acquisition of various mineral and royalty interests.

Financing Activities

Cash flows used in financing activities were $1.0 million for the six months ended June 30, 2018 as compared to cash flows provided by financing activities of $110.5 million for the six months ended June 30, 2017. Cash flows used in financing activities for the six months ended June 30, 2018 consists of $13.1 million of distributions paid to unitholders and $6.9 million of repayments on our secured revolving credit facility, offset by $19.0 million of additional borrowings under our secured revolving credit facility. During the period from February 8, 2017 to June 30, 2017, we received $96.2 million in proceeds from our IPO, we borrowed $18.3 million, paid a distribution to unitholders of $3.8 million and paid loan origination costs of $0.3 million.

Capital Expenditures

During the six months ended June 30, 2018, we paid a $21.0 million deposit in connection with the Haymaker Acquisition. During the period from February 8, 2017 to June 30, 2017, we acquired mineral and royalty interests from the Contributing Parties for common units with a total value at the IPO of $169.1 million and $96.2 million in cash. Additionally, we spent $16.8 million for the acquisition of various mineral and royalty interests. During the Predecessor 2017 Period, our Predecessor spent a de minimis amount on additional lease and well equipment and intangible drilling costs related to the Predecessor’s working interests and office equipment.

Indebtedness

Revolving Credit Agreement

We entered into a $50.0 million revolving credit facility in connection with our IPO, which is secured by substantially all of our assets and the assets of our wholly owned subsidiaries. In connection with the Haymaker Acquisition the Partnership amended its secured revolving credit facility. Under the secured revolving credit facility, availability under the facility will continue to equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base will continue to be re-determined semi-annually on February 1 and August 1 of each year based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries and will mature on February 8, 2022.  In connection with the February 1, 2018 redetermination under the secured revolving credit facility, the borrowing base was reaffirmed at $100.0 million.  Pursuant to the amendment, the aggregate commitments remain at $200.0 million providing for maximum availability under the revolving credit facility of $200.0 with the first redetermination date to be February 1, 2019. The amended secured revolving credit facility permits aggregate commitments under the facility to be increased to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

The secured revolving credit facility contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The secured revolving credit facility also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The secured revolving credit facility also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control. As of August 3, 2018, we have borrowed $154.9 million to fund certain IPO-related transaction expenses, our entrance into a management services agreement with Kimbell Operating Company, LLC, and the acquisition of various mineral and royalty interests for an aggregate purchase price of approximately $156.8 million, including a portion of the $21.0 million deposit related to the properties acquired in the Haymaker Acquisition.  During the six months ended June 30, 2018, we repaid $6.9 million of the total outstanding borrowings.

New and Revised Financial Accounting Standards

The effects of new accounting pronouncements are discussed in Note 2—Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations and Off‑Balance Sheet Arrangements

There have been no changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, neither we, nor our Predecessor had any off‑balance sheet arrangements other than operating leases.

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

We hedge our daily production based on the amount of debt and/or preferred equity as a percent of our enterprise value.  Prior to the Haymaker Acquisition, this amount constituted approximately 10% of daily oil and natural gas production.  Following the closing of the Haymaker Acquisition, we hedged daily oil and natural gas production of approximately 30% of our post-acquisition production.

At June 30, 2018, our commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

Because we have not designated any of our derivative contracts as hedges for accounting purposes, changes in fair values of our derivative contracts will be recognized as gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on future prices as of period-end compared to the contract price. See Note 3—Derivatives to the unaudited condensed consolidated financial statements for additional information regarding the Partnership’s commodity derivatives.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2018, we had one counterparty, which is also one of the lenders under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of June 30, 2018, we had total borrowings outstanding under our secured revolving credit facility of $43.0 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.4 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in our 2017 Annual Report on Form 10-K. There have been no material changes to the risk factors previously discussed in Item 1A—Risk Factors in the Partnership’s 2017 Form 10-K, with the exception of the items set forth below. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

The Haymaker Acquisition may not be beneficial to us.

The consummation of the Haymaker Acquisition involves potential risks, including, without limitation, the failure to realize expected profitability, growth or accretion; the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate; and the diversion of management’s attention from our existing business. If these risks or other unanticipated liabilities were to materialize, any desired benefits of the Haymaker Acquisition may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted.

Our sole cash-generating asset is our membership interest in the Operating Company and we are accordingly dependent upon distributions from the Operating Company to pay taxes and cover our expenses and to make distributions to our unitholders.

We are a holding company, and we have no material assets other than our membership interest in the Operating Company. We have no independent means of generating revenue. To the extent the Operating Company has available cash, we intend to cause the Operating Company to make distributions to its unitholders, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates, to reimburse us for our expenses and to allow us to make distributions to our unitholders. To the extent that we need funds and the Operating Company is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We may incur substantial income tax liabilities on our allocable share of income from the Operating Company.

Upon consummation of the Tax Election, we will be classified as a corporation for United States federal income tax purposes and for state income tax purposes in most states in which we do business. Current law provides that we will be subject to federal income tax on our taxable income at the United States corporate tax rate, which is currently 21.0%, and to state income tax at rates that vary from state to state. The amount of cash available for distribution to you will be reduced by the amount of any such income taxes payable by us.

Taxable gain or loss on the sale of our common units could be more or less than expected.

A holder of common units generally will recognize capital gain or loss on a sale, an exchange, certain redemptions, or other taxable dispositions of our common units equal to the difference, if any, between the amount realized upon the disposition of such common units and the holder's adjusted tax basis in those units. To the extent that the amount of our distributions exceeds our current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital and will reduce a holder's tax basis in the common units. Because our distributions in excess of our earnings and profits decrease a holder's tax basis in the common units, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the common units

Our current tax treatment may change, which could affect the value of our common units or reduce our cash available for distribution.

Changes in federal income tax law relating to our tax treatment following the consummation of the Tax Election could result in (i) our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution and (ii) a greater portion of our distributions being treated as taxable dividends. Moreover, we are subject to tax in numerous jurisdictions. Changes in current law in these jurisdictions could result in our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution.

Any decrease in the price of our common units could adversely affect our amount of cash available for distribution.

Changes in certain market conditions may cause the price of our common units to decrease. If, following the consummation of the Restructuring, the Haymaker Holders and the Kimbell Art Foundation exercise their right to exchange their OpCo Common Units and Class B Units for common units at a point in time when the price of our common units is below the price at which our common units were sold in our initial public offering on February 8, 2017, the ratio of our income tax deductions to gross income would decline. This decline could result in our being subject to tax sooner than expected, our tax liability being greater than expected, or a greater portion of our distributions being treated as taxable dividends.

The Internal Revenue Service (“IRS”) Form 1099-DIV that you receive from your broker may over-report your dividend income with respect to our units for United States federal income tax purposes, and failure to report your dividend income in a manner consistent with the IRS Form 1099-DIV that you receive from your broker may cause the IRS to assert audit adjustments to your United States federal income tax return.

Following the consummation of the Tax Election, distributions we pay with respect to our units will constitute “dividends” for United States federal income tax purposes only to the extent of our current and accumulated earnings and profits. Distributions we pay in excess of our earnings and profits will not be treated as "dividends" for United States federal income tax purposes; instead, they will be treated first as a tax-free return of capital to the extent of your tax basis in your units and then as capital gain realized on the sale or exchange of such units. We may be unable to timely determine the portion of our distributions that is a "dividend" for United States federal income tax purposes.

If you are a holder of our common units, the IRS Form 1099-DIV may not be consistent with our determination of the amount that constitutes a “dividend” to you for United States federal income tax purposes or you may receive a corrected IRS Form 1099-DIV (and you may therefore need to file an amended federal, state or local income tax return). We will attempt to timely notify you of available information to assist you with your income tax reporting (such as posting the correct information on our website). However, the information that we provide to you may be inconsistent with the amounts reported to you by your broker on IRS Form 1099-DIV, and the IRS may disagree with any such information and may make audit adjustments to your tax return.

You may recognize taxable gain or loss as a result of the Tax Election.

We expect that we will recognize no taxable gain or loss upon the consummation of the Tax Election.  In addition, we expect that our unitholders will recognize no taxable gain or loss upon the Tax Election, except to the extent that the amount of liabilities allocated to any unitholder for United States federal income tax purposes prior to the Tax Election and assumed by the new entity taxed as a corporation after the Tax Election, exceed the unitholder’s basis in our common units.  However, we have not obtained an opinion of counsel or a ruling from the IRS regarding the tax consequences of the Tax Election.  It is possible that the IRS may adopt the position that the Tax Election results in a taxable transaction. If such an IRS position were sustained, our unitholders may be required to recognize additional taxable gain or loss upon the Tax Election.

If the Operating Company were to become a publicly traded partnership taxable as a corporation for United States federal income tax purposes, we and the Operating Company might be subject to potentially significant tax inefficiencies.

We intend to operate such that the Operating Company does not become a publicly traded partnership taxable as a corporation for United States federal income tax purposes. A "publicly traded partnership" is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, it is possible that certain exchanges of the OpCo Common Units could cause the Operating Company to be treated as a publicly traded partnership. Applicable United States Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that exchanges of the OpCo Common Units qualify for one or more such safe harbors. If the Operating Company were to become a publicly traded partnership taxable as a corporation for United States federal income tax purposes, significant tax inefficiencies might result for us and for the Operating Company including as a result of our inability to file a consolidated United States federal income tax return with the Operating Company. In addition, we would no longer have the benefit of increases in the tax bases of the Operating Company's assets.

Our Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.

Our Series A Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units or could make it more difficult for us to sell our common units in the future.

In addition, commencing with the quarter ending September 30, 2018 and continuing until the conversion of the Series A Preferred Units into common units or their redemption, holders of the Series A Preferred Units will receive cumulative quarterly distributions equal to 7.0% per annum plus accrued and unpaid distributions. We have the right, in any four non-consecutive quarters, to elect not to pay such quarterly distribution in cash and instead have the unpaid distribution amount added to the liquidation preference at the rate of 10.0% per annum. If we make such an election in consecutive quarters or otherwise materially breach our obligations to the holders of the Series A Preferred Units, the distribution rate will increase to 20.0% per annum until the accumulated distributions are paid or the breach is cured, as applicable. Each holder of the Series A Preferred Units will have the right to share in any special distributions by us of cash, securities or other property pro rata with the common units on an as-converted basis, subject to customary adjustments. Accordingly, we cannot pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions. Our obligation to pay distributions on our Series A Preferred Units could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. Our obligations to the holders of the Series A Preferred Units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

The terms of our Series A Preferred Units contain covenants that may limit our business flexibility.

The terms of our Series A Preferred Units contain covenants preventing us from taking certain actions without the approval of the holders of 66 and 2/3% of the outstanding Series A Preferred Units, voting separately as a class. The need to obtain the approval of holders of the Series A Preferred Units before taking these actions could impede our ability to take certain actions that management or the board of directors of our general partner may consider to be in the best interests of our unitholders.

The affirmative vote of 66 and 2/3% of the outstanding Series A Preferred Units, voting separately as a class, is necessary to amend our partnership agreement in any manner that is materially adverse to any of the rights, preferences and privileges of the Series A Preferred Units. The affirmative vote of 66 and 2/3% of the outstanding Series A Preferred Units voting separately as a class, is necessary to, among other things, (A) issue, authorize or create any additional Series A Preferred Units or any class or series of partnership interests (or any obligation or security convertible into, exchangeable for or evidencing the right to purchase any class or series of partnership interests) that, with respect to distributions on such partnership interests or distributions in respect of such partnership interests upon our liquidation, dissolution and winding up, ranks equal to or senior to the Series A Preferred Units or (B) under certain circumstances, incur certain indebtedness for borrowed money.

Item 6. Exhibits

Exhibit Number		Description
2.1	—

Securities Purchase Agreement, dated as of May 28, 2018, by and among Kimbell Royalty Partners, LP, Haymaker Minerals & Royalties, LLC and Haymaker Services, LLC (incorporated by reference to Exhibit 2.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 1, 2018)

2.2	—

Securities Purchase Agreement, dated as of May 28, 2018, by and among Kimbell Royalty Partners, LP, Haymaker Resources, LP and Haymaker Services, LLC (incorporated by reference to Exhibit 2.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 1, 2018)

3.1	—

Certificate of Limited Partnership of Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 3.1 to Kimbell Royalty Partners, LP’s Registration Statement on Form S‑1 (File No. 333‑215458) filed on January 6, 2017)

3.2	—

Second Amended and Restated Agreement of Limited Partnership of Kimbell Royalty Partners, LP, dated as of July 12, 2018 (incorporated by reference to Exhibit 3.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

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

4.1	—

Registration Rights Agreement, dated as of July 12, 2018, by and among Kimbell Royalty Partners, LP, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC, Haymaker Minerals & Royalties, LLC, AP KRP Holdings, L.P., ATCF SPV, L.P., Zeus Investments, L.P., Apollo Kings Alley Credit SPV, L.P., Apollo Thunder Partners, L.P., AIE III Investments, L.P., Apollo Union Street SPV, L.P., Apollo Lincoln Private Credit Fund, L.P, Apollo SPN Investments I (Credit), LLC and AA Direct, L.P. (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

10.1	—

Series A Preferred Unit Purchase Agreement, dated as of May 28, 2018, by and among Kimbell Royalty Partners, LP and AA Direct, L.P., AP KRP Holdings, L.P., AIE III Investments, L.P., Apollo Kings Alley Credit SPV, L.P., Apollo SPN Investments I (Credit), LLC, Apollo Thunder Partners, L.P., ATCF Subsidiary (DC), LLC, Apollo Union Street SPV, L.P., Zeus Strategic US Holdings, L.P. and Apollo Lincoln Private Credit Fund, L.P. (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 1, 2018)

10.2	—

Commitment Letter, dated as of May 28, 2018, by and between Kimbell Royalty Partners, LP and Frost Bank, Wells Fargo Bank, National Association, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Securities, LLC and Credit Suisse Loan Funding LLC (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 1, 2018)

10.3	—

Amendment No. 1 to Credit Agreement, dated as of July 12, 2018, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Frost Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed July 18, 2018)

10.4	—

Board Representation and Observation Agreement, dated as of July 12, 2018, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell GP Holdings, LLC, AA Direct, L.P., AP KRP Holdings, L.P., AIE III Investments, L.P., Apollo Kings Alley Credit SPV, L.P., Apollo SPN Investments I (Credit), LLC, Apollo Thunder Partners, L.P., ATCF SPV, L.P., Apollo Union Street SPV, L.P., Zeus Investments, L.P. and Apollo Lincoln Private Credit Fund, L.P. (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

10.5	—

Voting Agreement, dated as of July 12, 2018, by and between Haymaker Minerals & Royalties, LLC and Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 10.3 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

10.6	—

Voting Agreement, dated as of July 12, 2018, by and among EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC and Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 10.4 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

10.7	—

Transition Services Agreement, dated as of July 12, 2018, by and between Kimbell Royalty Partners, LP and Haymaker Services, LLC (incorporated by reference to Exhibit 10.5 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

10.8	—

Recapitalization Agreement, dated as of July 24, 2018, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Operating, LLC, Haymaker Minerals & Royalties, LLC, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC, the Kimbell Art Foundation and Haymaker Resources, LP (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 27, 2018)

10.9*	—

First Amendment to the Securities Purchase Agreements, dated as of July 11, 2018, by and among Haymaker Resources, LP, Haymaker Minerals & Royalties, LLC, Haymaker Services, LLC and Kimbell Royalty Partners, LP

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: August 10, 2018	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: August 10, 2018	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer