Form 10-K
period 2018-12-31
Kimbell Royalty Partners, LP
filed 2019-03-12
CIK 1657788

WTI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2018, was $285.7 million, based on the closing price of such common units of $22.02 as reported on the New York Stock Exchange on June 29, 2018. As of March 1, 2019, the registrant had outstanding 19,495,403 common units representing limited partner interests and 18,014,342 Class B units representing limited partner units.

Documents Incorporated by Reference: None

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

Cautionary Statement Regarding Forward‑Looking Statements

Certain statements and information in this Annual Report may constitute forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward‑looking statements include:

•	our ability to replace our reserves;
•	our ability to identify, complete and integrate acquisitions of assets or businesses;
•	the effect of the Tax Election (as defined below) or the Restructuring (as defined below) on our customer relationships, operating results and business generally;
•	the failure to realize the anticipated benefits of the Tax Election or the Restructuring;
•	our ability to execute our business strategies;
•	the volatility of realized prices for oil, natural gas and NGLs;
•	the level of production on our properties;
•	the level of drilling and completion activity by the operators of our properties;
•	regional supply and demand factors, delays or interruptions of production;
•	general economic, business or industry conditions;
•	competition in the oil and natural gas industry;
•	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
•	title defects in the properties that we acquire;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;
•	restrictions on or the availability of the use of water in the business of the operators of our properties;
•	the availability of transportation facilities;
•	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;

•	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry;
•	future operating results;
•	exploration and development drilling prospects, inventories, projects and programs;
•	operating hazards faced by the operators of our properties;
•	the ability of the operators of our properties to keep pace with technological advancements; and
•	certain factors discussed elsewhere in this Annual Report.

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

PART I

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” “our Partnership,” “we,” “our,” “us” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” refer to Kimbell Royalty Operating, LLC. References to “our General Partner” refer to Kimbell Royalty GP, LLC. References to “our Sponsors” refer to affiliates of our founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to “Kimbell Holdings” refer to Kimbell GP Holdings, LLC, a jointly owned subsidiary of our Sponsors and the parent of our General Partner. References to the “Contributing Parties” refer to all entities and individuals, including affiliates of our Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to us. References to “our Predecessor” refer to Rivercrest Royalties, LLC, our predecessor for accounting and financial reporting purposes. References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of our General Partner, which entered into separate services agreements with certain entities controlled by affiliates of our Sponsors and certain Contributing Parties as described herein.

On February 8, 2017, we completed our initial public offering (“IPO”) of common units representing limited partner interests. The mineral and royalty interests comprising our initial assets were contributed to us by the Contributing Parties, at the closing of our IPO. As a result, as of December 31, 2016, we had not yet acquired any of such assets. Unless otherwise indicated, the financial information presented for periods on or after February 8, 2017 refers to the Partnership as a whole. The financial information presented for periods on or prior to February 7, 2017 refers only to our Predecessor for accounting and financial reporting purposes and does not include the results of the Partnership as a whole. At the time of our IPO, the interests underlying the oil, natural gas and NGL production revenues of our Predecessor represented approximately 11% of our total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”) as of December 31, 2016.

Item 1. Business

Overview

We are a Delaware limited partnership formed in 2015 to own and acquire mineral and royalty interests in oil and natural gas properties throughout the United States. Effective as of September 24, 2018, we have elected to be taxed as a corporation for United States federal income tax purposes. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post-production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, our Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest.

The diagram below depicts a simplified version of our organizational structure as of December 31, 2018:

Sponsors(1)
100% Membership Interest
Kimbell GP Holdings, LLC
100% Membership Interest
Kimbell Royalty GP, LLC
(General Partner)
100% Membership Interest
Kimbell Operating Company, LLC
Public Unitholders(2)
18,056,487 Common Units
41.55% Limited Partner Interest
Series A Preferred Unitholders
110,000 Series A Preferred Units
13.68% Limited Partner Interest
30,000 Common Units
0.07% Limited Partner Interest
Class B Unitholders(3)
Non-Economic General Partner Interest
19,453,258 Class B Units
45.77% Limited Partner Interest
Kimbell Royalty Partners, LP
(NYSE: KRP)
18,056,487 OpCo Common Units
110,000 OpCo Series A Preferred Units
55.23% OpCo Membership Interest
19,453,258 OpCo Common Units
45.77% OpCo Membership Interest
Kimbell Royalty Operating, LLC
(Operating Company)
Subsidiaries

(1) The Sponsors are affiliates of our founders, Messrs. Fortson, R. Ravnaas, Taylor and Wynne.
(2) Includes common units beneficially owned by the Sponsors other than those reflected as held by Kimbell GP Holdings, LLC.
(3) Includes Haymaker Minerals & Royalties, LLC, certain affiliates of Haymaker Resources, LP, Haymaker Management, LLC, Rivercrest Capital Partners LP, the Kimbell Art Foundation and Cupola Royalty Direct, LLC.

Significant Acquisitions

On July 12, 2018, we completed the acquisition (the “Haymaker Acquisition”) of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Properties, LP (together, “Haymaker”) for a total of 10,000,000 common units representing limited partner interests in us (“common units”) and approximately $208.6 million in cash. The assets acquired in the Haymaker Acquisition consist of approximately 5.4 million gross acres and 43,000 net royalty acres.

On December 20, 2018, we completed the acquisition (the “Dropdown”) of certain overriding royalty, royalty and other mineral interests from Rivercrest Capital Partners LP, the Kimbell Art Foundation and Cupola Royalty Direct, LLC (collectively, the “Asset Sellers”), as well as all of the equity interests of a subsidiary of Rivercrest Royalties Holdings II, LLC (together with the Asset Sellers, the “Dropdown Sellers”) in exchange for a total of 6,500,000 common units representing limited liability interests in the Operating Company (“OpCo Common Units”) and an equal number of Class B units representing limited partner interests in us (“Class B Units”). The assets acquired in the Dropdown consist of approximately 1.0 million gross acres and 16,700 net royalty acres.

On February 6, 2019, we agreed to acquire all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC that own oil and natural gas mineral and royalty interests (the “Phillips Acquisition”). The proposed aggregate consideration for the Phillips Acquisition consists of 9,400,000 OpCo Common

Units and an equal number of Class B Units. At the time of the filing of this Annual Report, the Phillips Acquisition has not closed and is expected to close in late March 2019. The closing of the Phillips Acquisition remains subject to the satisfaction of certain closing conditions, and there can be no assurance that it will be completed as planned or at all.

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

We combine our mineral and nonparticipating royalty assets into one category because they share many of the same characteristics due to the nature of the underlying interest. For example, we receive similar royalties from operators with respect to our mineral interests or nonparticipating royalty interests as long as such interests are subject to an oil and gas lease. As of December 31, 2018, over 98% of the acreage subject to our mineral and nonparticipating royalty interests was leased. When evaluating our business, our management team does not distinguish between mineral and nonparticipating royalty interests on leased acreage due to the similarity of the royalties received by the interests.

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

Overview of Assets and Operations

As of December 31, 2018, we owned mineral and royalty interests in approximately 7.8 million gross acres and overriding royalty interests in approximately 4.4 million gross acres, with approximately 48% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of December 31, 2018, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including 100% of our overriding royalty interests), and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 86,000 gross producing wells, including over 38,000 wells in the Permian Basin. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we benefit from the continued development of the properties in which we own an interest without the need for investment of additional capital by us.

As of December 31, 2018,  the estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 37,651 MBoe (43.7% liquids, consisting of 65.7% oil and 34.3% NGLs) based on the reserve report prepared by Ryder Scott. Of these reserves, 89.3% were classified as PDP reserves and 10.7% were classified as PUD reserves. The estimates of proved reserves include proved reserves attributable to the assets acquired in the Haymaker Acquisition and the Dropdown. The properties underlying our mineral and royalty interests typically have low estimated decline rates. Our PDP reserves have an average estimated yearly decline rate of 12.0% during the initial five-years. PUD reserves included in this estimate are from 389 gross proved undeveloped locations.

Our revenues are derived from royalty payments we receive from the operators of our properties based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of December 31, 2018, there were over 1,300 operators actively producing on our acreage, with our top ten operators (Occidental Permian Ltd., XTO Energy, Inc., Vine Oil & Gas, LP, Protégé Energy III LLC,  Aera Energy LLC, SWN Production Company, LLC, Hess Bakken Corporation, Kerr McGee, Energen Resources Corporation and Indigo Minerals, LLC) together accounting for approximately 36.1% of our revenues.  During the year ended December 31, 2018 and the period from February 8, 2017 to December 31, 2017,  payments we received from one operator accounted for approximately 10.5% and 14.4%, respectively, of our revenues.  During the year ended December 31, 2016, payments we received from two operators accounted for approximately 20.4% and 12.7%, respectively, of our Predecessor’s revenues. We do not believe that the loss of any individual operator would have a material adverse effect on us because alternative customers are readily available. As of December 31, 2018, there were 77 rigs operating on our acreage compared to 19 rigs operating on our acreage as of December 31, 2017.

Our revenues and the amount of cash available for distribution may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. For the year ended December 31, 2018, our revenues were generated 53% from oil sales, 33% from natural gas sales, 12% from NGL sales and 2% from other sales.

Business Strategies

Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, our Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest. We intend to accomplish this objective by executing the following strategies:

•

Acquire additional mineral and royalty interests from third parties and leverage our relationships with our Sponsors and the Contributing Parties to grow our business. We intend to make opportunistic acquisitions of mineral and royalty interests that have substantial resource and organic growth potential and meet our acquisition criteria, which include (i) mineral and royalty interests in high‑quality producing acreage that enhance our asset base, (ii) significant amounts of recoverable oil and natural gas in place with geologic support for future production and reserve growth and (iii) a geographic footprint complementary to our diverse portfolio. For example, on July 12, 2018, we completed the Haymaker Acquisition, through which we acquired approximately 5.4 million gross acres and 43,000 net royalty acres,  significantly increasing our acreage footprint. In addition, on February 6, 2019, we agreed to acquire certain oil and gas royalty assets in the Phillips Acquisition.  At the time of the filing of this Annual Report, the Phillips Acquisition has not closed and is expected to close in late March 2019. The closing of the Phillips Acquisition remains subject to the satisfaction of certain closing conditions, and there can be no assurance that it will be completed as planned or at all.

Our Sponsors and their affiliates have extensive experience in identifying, evaluating and completing strategic acquisitions of mineral and royalty interests. In connection with the closing of the IPO, we entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with certain entities controlled by affiliates of our Sponsors, pursuant to which they identify, evaluate and recommend to us acquisition opportunities and negotiate the terms of such acquisitions. We believe that these individuals’ knowledge of the oil and natural gas industry, relationships within the industry and experience in identifying, evaluating and completing acquisitions will provide us opportunities to grow through strategic and accretive acquisitions that complement or expand our asset portfolio.

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

•

Acquire additional mineral and royalty interests from our Sponsors and the Contributing Parties. The Contributing Parties, including affiliates of our Sponsors, continue to own significant mineral and royalty interests in oil and gas properties. We believe our Sponsors and the Contributing Parties view our partnership as part of their growth strategy. In addition, we believe their direct or indirect ownership in us will incentivize them to offer us additional mineral and royalty interests from their existing asset portfolios in the future. In connection with our IPO, certain of the Contributing Parties granted us a right of first offer for a period of three years with respect to certain mineral and royalty interests in the Permian Basin, the Bakken/Williston Basin and the Marcellus Shale. These mineral and royalty interests initially included ownership in over 4,000 gross producing wells in 10 states.  Although we acquired a portion of the mineral and royalty interests subject to the right of first refusal in the Dropdown, such Contributing Parties have no obligation to sell any additional assets to us or to accept any offer that we may make for such additional assets, and we may decide not to acquire such additional assets even if such Contributing Parties offer them to us. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Contribution Agreement.”

•

Benefit from reserve, production and cash flow growth through organic production growth and development of our mineral and royalty interests to grow distributions. Our assets consist of diversified mineral and royalty interests. As of December 31, 2018, the majority of our assets, 60% of our well count and 60% of our gross acreage are located in the Permian Basin, Mid-Continent and Bakken/Williston Basin, which are some of the most active areas in the country. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post-production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. As such, we benefit from the continued development of the properties we own a mineral or royalty interest in without the need for investment of additional capital by us, which we expect to increase our distributions over time.

•

Maintain a conservative capital structure and prudently manage our business for the long term. We are committed to maintaining a conservative capital structure that will afford us the financial flexibility to execute our business strategies on an ongoing basis. The limited liability company agreement of our General Partner contains provisions that prohibit certain actions without a supermajority vote of at least 66 2/3% of the members of the General Partner’s Board of Directors (the “Board of Directors”). Among the actions requiring a supermajority vote are the incurrence of borrowings in excess of 2.5 times our Debt to EBITDAX Ratio for the preceding four quarters and the issuance of any partnership interests that rank senior in right of distributions or liquidation to our common units. In addition, pursuant to the terms of our partnership agreement, we are prohibited from the issuance of any partnership interests that rank equal or senior in right of distributions or liquidation to our Series A Cumulative Convertible Preferred Units (“Series A Preferred Units”) without the consent of the holders of 66 2/3% of the outstanding Series A Preferred Units.

•

We have a $200.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. We believe that this liquidity, along with internally generated cash from operations and access to the public capital markets, will provide us with the financial flexibility to grow our production, reserves and cash generated from operations through strategic acquisitions of mineral and royalty interests and the continued development of our existing assets.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

•

Significant diversified portfolio of mineral and royalty interests in mature producing basins and exposure to undeveloped opportunities. We have a diversified, low decline asset base with exposure to high-quality conventional and unconventional plays. As of December 31, 2018, we owned mineral and royalty interests in approximately 7.8 million gross acres and overriding royalty interests in approximately 4.4 million gross acres, with approximately 48% of our aggregate acres located in the Permian Basin and Mid-Continent, and as of December 31, 2018, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including 100% of our overriding royalty interests), and substantially all of those leases were held by production. The estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 37,651 MBoe (43.7% liquids, consisting of 65.7% oil and 34.3% NGLs) based on the reserve report prepared by Ryder Scott. Of these reserves, 89.3% were classified as PDP reserves and 10.7% were classified as PUD reserves. PUD reserves included in this estimate are from 389 gross proved undeveloped locations. As of December 31, 2017, the estimated proved oil, natural gas and NGL reserves attributable to our Predecessor’s interests in our underlying acreage were 20,954 MBoe (49.2% liquids, consisting of 72.4% oil and 27.6% NGLs) based on the reserve report prepared by Ryder Scott. Of these reserves, 73.1% were classified as PDP reserves, 0.4% were classified as proved developed non-producing reserves and 26.5% were classified as PUD reserves. PUD reserves included in this estimate are from 750 gross proved undeveloped locations. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays without further required investment on our behalf. We believe that we will continue to benefit from these cost-free additions to production and reserves for the foreseeable future as a result of technological advances and continuing interest by third-party producers in development activities on our acreage.

•

Exposure to many of the leading resource plays in the United States. We expect the operators of our properties to continue to drill new wells and to complete drilled but uncompleted wells on our acreage, which we believe should substantially offset the natural production declines from our existing wells. We believe that our operators have significant drilling inventory remaining on the acreage underlying our mineral or royalty interests in multiple resource plays. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 86,000 gross producing wells, including over 38,000 wells in the Permian Basin.

•

Financial flexibility to fund expansion. We believe that our conservative capital structure will permit us to maintain financial flexibility to allow us to opportunistically purchase strategic mineral and royalty interests, subject to the supermajority vote provisions of the limited liability company agreement of our General Partner and, in certain circumstances under the terms of our partnership agreement, the affirmative vote of 66 2/3% of our outstanding Series A Preferred Units. We have a $200.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. As of December 31, 2018, we had $87.3 million outstanding under the secured revolving credit facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for further information. We believe that we will be able to expand our asset base through acquisitions utilizing our secured revolving credit facility, internally generated cash from operations and access to the public capital markets.

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

Our Properties

Material Basins and Producing Regions

The following is an overview of the United States basins and producing regions we consider most material to our current and future business.

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

•

Appalachian Basin. The Appalachian Basin covers most of Pennsylvania, eastern Ohio, West Virginia, western Maryland, eastern Kentucky, central Tennessee, western Virginia, northwestern Georgia, and northern Alabama. The basin’s most active plays in which we have acreage are the Marcellus Shale and Utica plays, which cover most of Pennsylvania, northern West Virginia, and eastern Ohio. In addition to the Marcellus Shale and Utica plays, there are a number of other conventional and unconventional plays to which we have material exposure in the Appalachian Basin, including the Berea, Big Injun, Devonian, Huron and Rhinestreet.

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

	December 31, 2018
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Leased
Permian Basin (1)	2,271,276	16,720	99%
Mid‑Continent	1,431,240	21,678	99%
Terryville/Cotton Valley/Haynesville	500,591	5,250	99%
Eagle Ford	277,907	3,549	95%
Barnett Shale/Fort Worth Basin	272,865	3,004	99%
Bakken/Williston Basin (2)	1,007,526	2,608	100%
Appalachian Basin (3)	380,941	16,585	100%
San Juan Basin	85,604	153	99%
Onshore California	68,099	153	96%
DJ Basin/Rockies/Niobrara	13,014	224	89%
Illinois Basin	11,163	94	100%
Other Western (onshore) Gulf Basin	619,640	3,900	98%
Other TX/LA/MS Salt Basin	300,644	2,153	96%
Other	571,057	1,388	99%
Total (4)	7,811,567	77,459	99%

(1)	Includes mineral interests in approximately 1,036,148 gross (7,253 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes mineral interests in approximately 896,984 gross (2,490 net) acres in the Bakken/Three Forks.
(3)	Includes mineral interests in approximately 156,165 gross (5,295 net) acres in the Marcellus/Utica.
(4)	Percentage leased represents the weighted average of our leased acres relative to our total acreage in the basins in which we own mineral interests.

ORRIs

The following table sets forth information about our ORRIs:

	December 31, 2018
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Producing
Permian Basin (1)	274,242	3,569	100%
Mid‑Continent	1,920,957	17,378	99%
Terryville/Cotton Valley/Haynesville	119,256	1,179	100%
Eagle Ford	130,272	1,430	100%
Barnett Shale/Fort Worth Basin	72,637	575	100%
Bakken/Williston Basin (2)	417,963	2,998	100%
Appalachian Basin (3)	307,238	6,235	100%
San Juan Basin	98,633	1,313	99%
Onshore California	11,008	22	100%
DJ Basin/Rockies/Niobrara	27,114	356	95%
Illinois Basin	16,848	1,080	100%
Other Western (onshore) Gulf Basin	87,754	1,223	100%
Other TX/LA/MS Salt Basin	45,502	1,443	100%
Other	820,901	15,648	100%
Total (4)	4,350,325	54,449	100%

(1)	Includes overriding royalty interests in approximately 172,827 gross (1,997 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes overriding royalty interests in approximately 403,771 gross (2,901 net) acres in the Bakken/Three Forks.
(3)	Includes overriding royalty interests in approximately 254,348 gross (4,852 net) acres in the Marcellus/Utica.
(4)	Percentage producing represents the weighted average of our acres that are producing relative to our total acreage in the basins in which we own ORRIs. Virtually all acreage is producing.

Wells

The following table sets forth the well count in which we had mineral or royalty interest:

Basin or Producing Region	December 31, 2018
Permian Basin	38,714
Mid‑Continent	9,408
Terryville/Cotton Valley/Haynesville	7,602
Eagle Ford	1,658
Barnett Shale/Fort Worth Basin	3,784
Bakken/Williston Basin	3,512
Appalachian Basin	2,725
San Juan Basin	1,843
Onshore California	975
DJ Basin/Rockies/Niobrara	11,883
Other	4,391
Total	86,495

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Estimated Proved Reserves

Our historical reserve estimates as of December 31, 2018 and 2017 and our Predecessor’s historical reserve estimates as of December 31, 2016 were prepared by Ryder Scott, an independent petroleum engineering firm. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis.

Within Ryder Scott, the technical person primarily responsible for preparing the reserve estimates set forth in the reserve report incorporated herein is Mr. Scott Wilson, who has been practicing petroleum-engineering consulting at Ryder Scott since 2000. Mr. Wilson is a registered Professional Engineer in the States of Alaska, Colorado, Texas and Wyoming. He earned a Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines in 1983 and a Master of Business Administration in Finance from the University of Colorado in 1985. As technical principal, Mr. Wilson meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering evaluations as well as in applying U.S. Securities and Exchange Commission (“SEC”) and other industry reserves definitions and guidelines. A copy of Ryder Scott’s estimated proved reserve report as of December 31, 2018 is attached as an exhibit to this Annual Report.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2018, 2017 and 2016 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance‑based methods, (2) volumetric‑based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. All proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. All proved developed non‑producing and undeveloped reserves were estimated by the analogy method.

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

Summary of Estimated Proved Reserves

Estimates of reserves as of December 31, 2018, 2017 and 2016 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2018, 2017 and 2016, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $65.56, $51.34 and $42.75 per Bbl for oil and $3.10, $2.98 and $2.49 per MMBtu for natural gas at December 31, 2018, 2017 and 2016, respectively. The price per Bbl for NGLs was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The following table presents our and our Predecessor’s estimated proved oil and natural gas reserves:

	Partnership			Predecessor
	December 31,			December 31,
	2018	2017	2016	2016
Estimated proved developed reserves:
Oil (MBbls)	9,183	5,284	4,879	482
Natural gas (MMcf)	116,321	47,500	35,172	4,586
Natural gas liquids (MBbls)	5,063	2,202	1,416	150
Total (MBoe)(6:1) (1)	33,633	15,403	12,157	1,396
Estimated proved undeveloped reserves:
Oil (MBbls)	1,612	2,179	2,331	404
Natural gas (MMcf)	10,940	16,416	15,219	2,554
Natural gas liquids (MBbls)	583	636	566	85
Total (MBoe)(6:1) (1)	4,018	5,551	5,434	915
Estimated proved reserves:
Oil (MBbls)	10,795	7,463	7,210	886
Natural gas (MMcf)	127,261	63,916	50,391	7,140
Natural gas liquids (MBbls)	5,646	2,838	1,982	235
Total (MBoe)(6:1) (1)	37,651	20,954	17,591	2,311
Percent proved developed	89%	74%	69%	60%

(1)

Estimated proved reserves are presented on an oil-equivalent basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the twelve-month average prices for the year ended December 31, 2018 was used, the conversion factor would be approximately 21.1 Mcf per Bbl of oil. If a price equivalent conversion based on the twelve-month average prices for the years ended December 31, 2017 and 2016 was used, the conversion factor would be approximately 17.2 Mcf per Bbl of oil. In this Annual Report, we supplementally provide “value-equivalent” production information or volumes presented on an oil-equivalent basis using a conversion factor of 20 Mcf of natural gas per barrel of “oil equivalent,” which is the conversion factor we use in our business. We are providing this measure supplementally because we believe this conversion factor represents an estimation of value equivalence over time and better correlates with the respective contribution of oil and natural gas to our revenues. We use the 20-to-1 conversion factor as we assess our business, including analysis of our financial and production performance, strategic decisions to purchase additional properties and budgeting. We do not adjust the 20-to-1 ratio to reflect current pricing, because the significant volatility in the conversion ratio makes it difficult for us to compare results across periods. By reviewing our aggregate production on a constant 20-to-1 basis, which removes the variability of price fluctuations but generally approximates price equivalence over recent periods, we are able to compare production data from period to period as well as the relative contribution of oil and natural gas to our revenues. The 20-to-1 conversion factor approximates the mean ratio of the price of WTI oil to the price of Henry Hub natural gas from January 2, 2009 to December 31, 2018, as reported by the U.S. Energy Information Administration (“EIA”). During this period, the ratio of the price of oil to the price of natural gas ranged from 6.63 to 56.91. The mean ratios of the price of oil to the price of natural gas were 21.42, 17.10 and 17.72 for the years ended December 31, 2018, 2017 and 2016, respectively. Due to the variability of the prices of oil and natural gas, there is no standard conversion ratio for value equivalence, and the 20-to-1 ratio presented here may not accurately reflect the ratio of oil prices to natural gas prices for a given period.

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

Additional information regarding our estimated proved reserves can be found in the reserve report as of December 31, 2018, which is included as an exhibit to this Annual Report.

Estimated Proved Undeveloped Reserves

As of December 31, 2018, our PUD reserves totaled 1,612 MBbls of oil, 10,941 MMcf of natural gas and 584 MBbls of NGLs, for a total of 4,018 MBoe. PUD reserves will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes our changes in PUD reserves for the year ended December 31, 2018 (in MBoe):

December 31,
2018
Beginning balance	5,551
Transfers to estimated proved developed	(789)
Revisions of previous estimates	(744)
Ending balance	4,018

Our PUD reserves as of December 31, 2018 were from 127 vertical wells and 262 horizontal wells. As of December 31, 2018, all of our PUD drilling locations are scheduled to be drilled prior to December 31, 2023.

Changes in PUD reserves that occurred from December 31, 2017 through December 31, 2018 were primarily due to:

•	the conversion of approximately 789 MBoe of PUD reserves into proved developed reserves as 612 locations (480 horizontal and 132 vertical) were drilled; and
•

negative revisions of approximately 744 MBoe in PUD reserves primarily due to our decision to voluntarily and ratably eliminate, over time, our existing PUD reserves, and our decision not to classify additional drilling locations into PUD reserves beginning with any of our reserves acquired after December 31, 2017, as discussed further below.

Of the 612 locations that were drilled during 2018, 82 locations were specifically identified by management in its 2017 reserve estimates. The remaining 530 locations were not specifically identified in management’s proved undeveloped reserves forecast, but were included in its reserve estimates as being scheduled to be drilled in 2018. These locations include infill drilling in multi‑well units and in some cases, waterflood response, CO2 response, well stimulations, flood conformance improvements and pump upgrades. Management’s forecasts for its multi‑well units are based on a multi‑factor analysis that includes reviewing information from state regulatory agencies and other third‑party sources, including publicly disclosed data by the operators, as well as management’s experience with the units.

We have decided not to book PUD reserves on any of our reserves acquired after December 31, 2017, including reserves acquired in the Haymaker Acquisition and the Dropdown. Going forward, we expect to transition to 100% proved developed reserves over time. With respect to our PUD reserves that were booked as of December 31, 2017, other than those that were converted to proved developed reserves during 2018, as described above, or that are converted to proved developed reserves in subsequent periods, we voluntarily eliminated 744 MBoe in 2018 and we expect to voluntarily eliminate remaining PUD reserves ratably over the next four years. Following the end of this transition period, we will only book proved developed reserves. Historically, our net organic growth has held PDP rates relatively flat to increasing over time, which we believe supports our inventory of drilling locations.

Oil, Natural Gas and NGL Production and Pricing

Production and Price History

The following table sets forth information regarding our and our Predecessor’s production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Production Data:
Oil and condensate (Bbls)	591,072	379,182	3,696	55,587
Natural gas (Mcf)	7,873,694	3,184,861	32,961	496,778
Natural gas liquids (Bbls)	310,361	157,177	1,220	22,360
Total (Boe)(6:1) (1)	2,213,715	1,067,169	10,410	160,743
Average daily production (Boe/d)(6:1)	6,065	3,264	274	440
Total (Boe)(20:1) (2)	1,295,118	695,602	6,564	102,786
Average daily production (Boe/d)(20:1)	3,548	2,127	173	282
Average Realized Prices:
Oil and condensate (per Bbl)	$60.17	$47.08	$47.04	$38.69
Natural gas (per Mcf)	$2.84	$2.74	$3.47	$2.21
Natural gas liquids (per Bbl)	$25.14	$21.50	$24.61	$15.99
Average Unit Cost per Boe (6:1)
Production and ad valorem taxes	$1.99	$2.30	$1.89	$1.74

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

Productive Wells

Productive wells consist of producing wells, wells capable of production, and exploratory, development, or extension wells that are not dry wells. As of December 31, 2018, we owned mineral or royalty interests in over 86,000 productive wells, which consisted of over 64,000 oil wells and over 21,000 natural gas wells.

Acreage

Mineral and Royalty Interests

The following table sets forth information relating to the acreage underlying our mineral and nonparticipating royalty interests at December 31, 2018:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	3,886,546		52,370		3,938,916
Oklahoma	926,342		6,969		933,311
North Dakota	891,343		720		892,063
Wyoming	212,513		640		213,153
Kansas	201,593		1,880		203,473
Louisiana	200,145		589		200,734
Arkansas	186,635		1,080		187,715
Montana	166,333		4,681		171,014
New Mexico	165,307		1,005		166,312
Utah	144,053		—		144,053
Other	744,801		16,022		760,823
Total	7,725,611	(1)	85,956	(2)	7,811,567

(1)	Reflects mineral interests in approximately 7,725,611 total gross (74,344 net) developed acres.
(2)	Reflects mineral interests in approximately 85,956 total gross (3,115 net) undeveloped acres.

The following table sets forth information relating to our acreage for our ORRIs at December 31, 2018:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	1,341,855		680		1,342,535
Oklahoma	1,083,548		19,000		1,102,548
North Dakota	411,509		—		411,509
Wyoming	353,213		—		353,213
Utah	246,955		—		246,955
Colorado	190,308		1,454		191,762
Pennsylvania	124,298		—		124,298
West Virginia	116,938		—		116,938
Louisiana	106,716		511		107,227
New Mexico	99,990		960		100,950
Other	251,663		727		252,390
Total	4,326,993	(1)	23,332	(2)	4,350,325

(1)	Reflects ORRIs in approximately 4,326,993 total gross (54,247 net) developed acres.
(2)	Reflects ORRIs in approximately 23,332 total gross (202 net) undeveloped acres.

Drilling Results

As a holder of mineral and royalty interests, we generally are not provided information as to whether any wells drilled on the properties underlying our acreage are classified as exploratory or as developmental wells. We are not aware of any dry holes drilled on the acreage underlying our mineral and royalty interests during the relevant period.

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

Water Discharges

The federal Water Pollution Control Act of 1972 (“Clean Water Act”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The EPA issued a final rule outlining its position on the federal jurisdictional reach over waters of the United States, in September 2015, but this rule was promptly challenged in courts and was enjoined by judicial action in some states. On February 28, 2017, President Trump issued an executive order directing the EPA and the U.S. Army Corps of Engineers to review and, consistent with applicable law, to initiate rulemaking to rescind or revise the rule. The EPA and the U.S. Army Corps of Engineers published a notice of intent to review and rescind or revise the rule on March 6, 2017. In February 2018, the agencies also published a final rule adding a February 6, 2020 applicability date to the 2015 rule. The final rule adding this applicability date is currently subject to litigation. In February 2019, the agencies published a proposed rule that, if finalized, would amend the 2015 regulations to narrow the scope of federal Clean Water Act jurisdiction.

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

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and natural gas regulatory programs. Legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process. If enacted, these or similar bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. In March 2015, the Bureau of Land Management (“BLM”) adopted a rule requiring, among other things, public disclosure to the BLM of chemicals used in hydraulic fracturing operations after fracturing operations have been completed and would strengthen standards for wellbore integrity and management of fluids that return to the surface during and after fracturing operations on federal and Indian lands. That rule was rescinded in December 2017. This rescission is being judicially challenged before the U.S. District Court for the Northern District of California.  If these requirements went into effect, they could result in delays in operations at well sites and increased costs to make wells productive.

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

In addition, governments have studied the environmental aspects of hydraulic fracturing practices. For example, in December 2016, the EPA issued its final report on a study it had conducted over several years regarding the effects of hydraulic fracturing on drinking water sources. The final report, contrary to several previously published draft reports issued by the EPA, found instances in which impacts to drinking water may occur, including situations involving large volume spills and inadequate mechanical integrity of wells. However, the report also noted significant data gaps that prevented the EPA from determining the extent or severity of these impacts. This study and other ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities.

Several states have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. In addition, local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular.

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities, particularly the disposal of produced water in underground injection wells, and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In some instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma and Texas, have modified their regulations or taken other regulatory actions to curtail injection of produced water to account for induced seismicity. For example, Oklahoma recently issued guidelines to operators for management of anomalous seismicity that may be related to hydraulic fracturing activities in the SCOOP/STACK area. In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on the operators of our properties and on their waste disposal activities.

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

Title to Properties

We believe that the title to our assets is satisfactory in all material respects. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions, and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens, and encumbrances will materially detract from the value of these properties or from our interest in these properties. Under our secured revolving credit facility, we have granted the lenders a lien on substantially all of the mineral and royalty interests of our wholly owned subsidiaries.

Employees

The officers of our General Partner manage our operations and activities. However, neither we, our General Partner nor our subsidiaries have employees. In connection with the closing of our IPO, we entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with certain entities controlled by affiliates of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services for us, including the operation of our properties. Please read “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” As of December 31, 2018, Kimbell Operating has approximately 17 employees performing services for our operations and activities.

Facilities

Our principal executive offices are located at 777 Taylor Street, Suite 810, Fort Worth, Texas 76102. We believe that these leased facilities are adequate for our current operations.

Additional Information

We electronically file various reports with the SEC including annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to such reports. The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our website at www.kimbellrp.com. These reports are accessible at no charge through our website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report.

Item 1A. Risk Factors

There are many factors that could have a material adverse effect on our operating results, financial condition and cash flows. New risks may emerge at any time and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our common units.

Risks Related to Our Business

We may not have sufficient available cash to pay any quarterly distribution on our common units.

We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders. The holders of our Series A Preferred Units (to the extent of a distribution equal to 7.0% per annum plus accrued and unpaid distributions) and Class B Units (to the extent of a distribution equal to 2.0% per quarter on such holder’s Class B Contribution (as defined below)) are entitled to receive quarterly cash distributions prior to distributions to holders of our common units.

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

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow and not solely on profitability, which may prevent us from paying cash distributions during periods when we record net income.

The amount of cash we have available for distribution to holders of our common units depends primarily upon our cash flow and not solely on profitability, which will be affected by non‑cash items. For example, we may have significant capital expenditures in the future. While these items may not affect our profitability in a quarter, they would reduce the amount of cash available for distribution with respect to such quarter. As a result, we may pay cash distributions during periods in which we record net losses for financial accounting purposes and may be unable to pay cash distributions during periods in which we record net income.

Our business is difficult to evaluate because we have a limited financial history.

Kimbell Royalty Partners, LP was formed in October 2015, and we completed our IPO in February 2017. Since our IPO, we have grown our business through seven acquisitions, including the Haymaker Acquisition and the Dropdown, which significantly expanded our portfolio of mineral and royalty interests. We do not have historical financial statements with respect to our mineral and royalty interests for periods prior to their acquisition by our Predecessor, the other Contributing Parties, Haymaker or the Dropdown Sellers, respectively. As a result, with respect to many of our assets, including any assets that we may acquire in the future, there is, or may be, only limited historical financial information available upon which to base an evaluation of our performance.

The amount of our quarterly cash distributions, if any, may vary significantly both quarterly and annually and is directly dependent on the performance of our business. We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time and could pay no distribution with respect to any particular quarter.

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

Our partnership agreement requires that we distribute all of our available cash each quarter. As a result, we will have limited cash available to reinvest in our business or to fund acquisitions, and we may rely upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and growth capital expenditures. To the extent we are unable to finance growth externally, our distribution policy will significantly impair our ability to grow. In addition, the incurrence of commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our common unitholders.

We have funded a significant portion of the consideration paid in connection with our acquisitions with the issuance of equity securities, including common units and securities that are convertible or exchangeable into common units. For example, we issued 10,000,000 common units as partial consideration in connection with the Haymaker Acquisition and 6,500,000 OpCo Common Units and an equal number of Class B Units in connection with the Dropdown, and we expect to issue 9,400,000 OpCo Common Units and an equal number of Class B Units in connection with the closing of the Phillips Acquisition. There are no limitations in our partnership agreement on our ability to issue additional common units. To the extent we issue additional units in connection with any acquisitions or growth capital expenditures or as in‑kind distributions, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

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

The Board of Directors is made up of eight members. Therefore, the vote of three directors would be sufficient to prevent us from undertaking the items discussed above. These restrictions may limit our ability to obtain future financings and acquire additional oil and gas properties. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that these restrictions impose on us. Our inability to execute financings or acquire additional properties may materially adversely affect our results of operations and cash available for distribution.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the posted price for WTI, has ranged from a low of $26.19 per Bbl in February 2016 to a high of $107.95 per Bbl in June 2014, and the Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $8.15 per MMBtu in February 2014. On December 28, 2018, the WTI posted price for crude oil was $45.15 per Bbl and the Henry Hub spot market price of natural gas was $3.25 per MMBtu. Reductions in prices can be caused by many factors, including increases in oil and natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand, as well as actions by the Organization of Petroleum Exporting Countries to maintain or raise production levels. The International Energy Agency forecasts continued low global demand growth in 2019. This environment could cause prices to remain at current levels or to fall to lower levels.

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

In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that can be produced economically by our operators. This may result in our having to make substantial downward adjustments to our estimated proved reserves, which could negatively impact our borrowing base and our ability to fund our operations. If this occurs or if production estimates change or exploration or development results deteriorate, full-cost efforts method of accounting principles may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Our operators could also determine during periods of low commodity prices to shut in or curtail production from wells on our properties. In addition, they could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, they may abandon any well if they reasonably believe that the well can no longer produce oil or natural gas in commercially paying quantities.

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

The substantial majority of our proved oil and natural gas properties that were acquired at the time of the IPO were recorded at fair value as of the IPO. In accordance with SEC guidance, management determined that the fair value of the properties acquired at the closing of the IPO clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received an exemption from the SEC to exclude these acquired properties from the full-cost ceiling test calculation. This exemption was effective beginning with the period ended March 31, 2017 and remained effective through December 31, 2017. A component of the exemption received from the SEC required that we assess the fair value of these properties at each reporting period through the term of the exemption to ensure that the inclusion of these properties in the full-cost ceiling test would not be appropriate.

We recorded an impairment expense on our oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2018 following the expiration of the aforementioned exemption and an impairment expense of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling. As we do not intend to book proved undeveloped reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Additional impairments may be required to be recorded due to our decision to voluntarily and ratably eliminate, over time, our existing PUD reserves. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. No impairment expense was recorded by the Predecessor for the period from January 1, 2017 to February 7, 2017 (the “Predecessor 2017 Period”). During the year ended December 31, 2016, our Predecessor recorded non‑cash impairment charges of approximately $5.0 million primarily due to changes in reserve values resulting from the reduction in commodity prices and other factors. We may incur impairment charges in the future, which could materially adversely affect our results of operations for the periods in which such charges are recorded.

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

Because we depend on our third-party operators for all of the exploration, development and production on our properties, we have no control over the operations related to our properties. As of December 31, 2018, we received revenue from over 1,300 operators and we received approximately 36.1% of revenues from the top ten operators of our properties. During the year ended December 31, 2018, payments we received from one operator accounted for approximately 10.5% of our revenues. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The operators of our properties could determine to drill and complete fewer wells on our acreage than we currently expect. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

As of December 31, 2018, 10.7% of our total estimated proved reserves were proved undeveloped reserves and may not be ultimately developed or produced by the operators of our properties. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations by the operators of our properties. The reserve data included in the reserve report of our independent petroleum engineer assume that substantial capital expenditures by the operators of our properties are required to develop such reserves. We typically do not have access to the estimated costs of development of these reserves or the scheduled development plans of our operators. We take into consideration the estimated costs of development or the scheduled development plans from any development provisions in the relevant lease agreement and the historical drilling activity, rig locations, production data and permit trends, as well as investor presentations and other public statements of our operators. The development of such reserves may take longer and may require higher levels of capital expenditures from the operators than we anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical for the operators of our properties. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

Even if we do make acquisitions that we believe will increase our cash generated from operations, these acquisitions may nevertheless result in a decrease in our cash distributions per unit. Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures and production costs;
•	a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;
•	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;
•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;
•	mistaken assumptions about the overall cost of equity or debt;
•	our inability to obtain satisfactory title to the assets we acquire;
•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and
•	the occurrence of other significant changes, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges.

In addition, we entered into a transition services agreement in connection with the Haymaker Acquisition and, subject to the satisfaction of closing conditions, intend to enter into a transition services agreement in connection with the closing of the Phillips Acquisition. Furthermore, we may enter into transition services agreements with future sellers (or their affiliates) of any mineral and royalty interests that we may acquire. The services to be provided under such transition services agreements may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations.

If we are unable to make acquisitions on economically acceptable terms from our Sponsors, the Contributing Parties or third parties, our future growth will be limited.

Our ability to grow depends in part on our ability to make acquisitions that increase our cash generated from our mineral and royalty interests. The acquisition component of our strategy is based, in large part, on our expectation of ongoing acquisitions from industry participants, including our Sponsors and the Contributing Parties. While we believe the Contributing Parties, including affiliates of our Sponsors, will be incentivized through their direct and indirect ownership of common units to offer us the opportunity to acquire additional mineral and royalty interests, including with respect to certain assets for which certain of the Contributing Parties have granted us a right of first offer for a period of three years after the closing of our IPO.  Although a portion of the mineral and royalty interests acquired in connection with the Dropdown were subject to the right of first offer provided by the Contributing Parties, there can be no assurance that, should they choose to sell any of the remaining subject mineral and royalty interests, any offer will be made to us, and there can be no assurance we will reach agreement on the terms with respect to the assets or any other acquisition opportunities offered to us by any of our Sponsors and the Contributing Parties or be able to obtain financing for such acquisition opportunities. Furthermore, many factors could impair our access to future acquisitions, including a change in control of any of our Sponsors and the Contributing Parties. A material decrease in the sale of oil and natural gas properties by any of our Sponsors and the Contributing Parties or by third parties would limit our opportunities for future acquisitions and could materially adversely affect our business, results of operations, financial condition and ability to pay quarterly cash distributions to our unitholders.

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

Our and our Predecessor’s historical estimates of proved reserves and related valuations as of December 31, 2018, 2017 and 2016 were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well‑by‑well review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. In estimating our reserves, we and our reserve engineers make certain assumptions that may prove to be incorrect, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

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

Our secured revolving credit facility has commitments up to $200.0 million and includes an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. Our secured revolving credit facility is secured by substantially all of our assets. Our secured revolving credit facility contains various covenants and restrictive provisions that limit our ability to, among other things:

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

A failure to comply with the provisions of our secured revolving credit facility could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of our secured revolving credit facility, any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, cash flows from our operations may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Our secured revolving credit facility contains events of default customary for transactions of this nature, including the occurrence of a change of control. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

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

As of December 31, 2018, we had approximately $87.3 million in borrowings outstanding under our senior secured credit facility. Our existing and any future indebtedness could have important consequences to us, including:

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

Producing oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our oil and natural gas reserves and the operators’ production thereof and our cash generated from operations and ability to pay distributions are highly dependent on the successful development and exploitation of our current reserves. As of December 31, 2018, the average estimated yearly five‑year decline rate for our existing proved developed producing reserves is 12.0%. However, the production decline rates of our properties may be significantly higher than currently estimated if the wells on our properties do not produce as expected. We may also not be able to acquire additional reserves to replace the current and future production of our properties at economically acceptable terms, which could materially adversely affect our business, financial condition, results of operations and cash available for distribution.

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

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, and slow economic growth in the United States can contribute to economic uncertainty and diminish expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. With current global economic growth slowing, demand for oil, natural gas and natural gas liquid production has, in turn, softened. An oversupply of crude oil in 2015 led to a severe decline in worldwide oil prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which oil, natural gas and NGLs from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately materially adversely impact our results of operations, financial condition and cash available for distribution.

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

We depend in part on acquisitions to grow our reserves, production and cash generated from operations. We have in the past elected not to, and may in the future not elect to, incur the expense of retaining lawyers to examine the title to acquired mineral interests. Rather, we may rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. The existence of a material title deficiency can render an interest worthless and can materially adversely affect our results of operations, financial condition and cash available for distribution. No assurance can be given that we will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

The Contributing Parties have limited indemnity obligations to us for liabilities arising out of the ownership and operation of our assets prior to the closing of our IPO, including title defects.

In connection with our IPO, we entered into a contribution agreement with the Contributing Parties that governs, among other things, their obligation to indemnify us for certain liabilities associated with the entities and assets contributed to us in connection with our IPO. Under the contribution agreement, the Contributing Parties are required, severally but not jointly, to indemnify us for any federal, state and local income tax liabilities attributable to the ownership and operation of the mineral and royalty interests and the associated entities prior to the closing of our IPO until 30 days after the applicable statute of limitations. In addition, pursuant to the contribution agreement, the Contributing Parties, severally but not jointly, indemnified us indefinitely for losses arising from certain liens and title defects created during their ownership of the entities and assets contributed to us in connection with our IPO.

Except as otherwise described above, the indemnification obligations of the Contributing Parties have expired pursuant to the terms of contribution agreement.  Moreover, the Contributing Parties’ ongoing indemnification obligations are subject to limitations, including indemnity caps, and may not protect us against all liabilities or other problems associated with the entities and assets contributed to us. For example, the existence of a material title deficiency covering a material amount of our assets can render a lease worthless and could materially adversely affect our financial condition, results of operations and cash available for distribution. We do not obtain title insurance covering mineral leaseholds, and our failure to cure any title defects may delay or prevent us from realizing the benefits of ownership of the mineral interest, which may adversely impact our ability in the future to increase production and reserves. Additionally, undeveloped acreage has a  greater risk of title defects than developed acreage. If there are any title defects, or defects in the assignment of leasehold rights in properties in which we hold an interest, our business, results of operations and cash available for distribution may be adversely affected.

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

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities, particularly the disposal of produced water in underground injection wells, and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In some instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma and Texas, have modified their regulations or taken other regulatory actions to curtail injection of produced water to account for induced seismicity. For example, Oklahoma recently issued guidelines to operators for management of anomalous seismicity that may be related to hydraulic fracturing activities in the SCOOP/STACK area. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on the operators of our properties and on their waste disposal activities. Please read “Business—Regulation” for a description of the laws and regulations that affect the operators of our properties and that may affect us.

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

We depend in part on acquisitions to grow our reserves, production and cash generated from operations. In connection with these acquisitions, including the contribution of our initial mineral and royalty interests at the closing of our IPO and in subsequent acquisitions, record title to a significant amount of the acquired mineral and royalty interests was conveyed to us or our subsidiaries by asset assignment, and we or our subsidiaries became the record owner of these interests. Upon such a change in ownership, and at regular intervals pursuant to routine audit procedures at each of our operators otherwise at its discretion, the operator of the underlying property has the right to investigate and verify the title and ownership of mineral and royalty interests with respect to the properties it operates. If any title or ownership issues are not resolved to its reasonable satisfaction in accordance with customary industry standards, the operator may suspend payment of the related royalty. If an operator of our properties is not satisfied with the documentation we provide to validate our ownership, it may place our royalty payment in suspense until such issues are resolved, at which time we would receive in full payments that would have been made during the suspense period, without interest. Certain of our operators impose significant documentation requirements for title transfer and may keep royalty payments in suspense for significant periods of time. During the time that an operator puts our assets in pay suspense, we would not receive the applicable mineral or royalty payment owed to us from sales of the underlying oil or natural gas related to such mineral or royalty interest. If a significant amount of our royalty interests are placed in suspense, our quarterly distribution may be reduced significantly. With each acquisition, we expect the risk of payment suspense to be greatest during the immediately succeeding fiscal quarters due to the number of title transfers that will take place.

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry and related regulations may adversely impact our operations and, if we are unable to obtain and maintain adequate protection for our data, our business may be harmed.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. For example, the oil and natural gas industry depends on digital technology to estimate quantities of oil, natural gas and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with customers, employees and third-party partners. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. We are dependent on our and our operators’ information systems and computer‑based programs. If any of such programs or systems were to fail for any reason, including as a result of a cyber‑attack, or create erroneous information in our or our operators’ hardware or software network infrastructure, possible consequences include loss of communication links and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. In addition to the service providers who provide substantial services to us under our services agreement with Kimbell Operating, we rely on third party service providers to perform some of our data entry, investor relations and other functions. If the programs or systems used by our third-party service providers are not adequately functioning, we could experience loss of important data.

In addition, unauthorized access to our reserves information or other proprietary or commercially sensitive information could lead to data corruption, communication interruption or other disruptions in our operations or planned business transactions, any of which could have a material adverse impact on our results of operations. Our systems for protecting against cyber security risks may not be sufficient. Further, as cyber-attacks continue to evolve, we or our service providers, who we are generally obligated to reimburse for costs incurred in connection with the provision of their services to us, may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

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

The owners of our Sponsors own or control up to an aggregate of approximately 17.4% of our outstanding common units and Class B Units (or approximately 15.0% of our units, including our Series A Preferred Units on an as-converted basis), and our Sponsors indirectly own and control our General Partner. Our General Partner has sole responsibility for conducting our business and managing our operations. Although our General Partner has a duty to manage us in a manner that is in, or not adverse to, the best interests of us and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is beneficial to Kimbell Holdings and its parents, our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including our Sponsors and their respective affiliates, over the interests of our unitholders. These conflicts include, among others, the following situations:

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

•

we have entered into a management services agreement with Kimbell Operating, which has entered into separate services agreements with certain entities controlled by affiliates of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us, and such entities also provide these services to certain other entities, including certain of the Contributing Parties;

•	our General Partner intends to limit its liability regarding our contractual and other obligations;
•

our General Partner may exercise its right to call and purchase all of the common units and Class B Units not owned by it and its affiliates if it and its affiliates own more than 80% of our common units and Class B Units (taken as a single class);

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

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner or any of its affiliates, including its executive officers and directors, our Sponsors and their respective affiliates or the Contributing Parties. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us does not have any duty to communicate or offer such opportunity to us. Any such person or entity is not liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our General Partner and result in less than favorable treatment of us and holders of our units.

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

Neither we, our General Partner nor our subsidiaries have any employees, and we rely solely on Kimbell Operating to manage us and operate our assets. In connection with our IPO, we entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with certain entities controlled by affiliates of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us.

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

Our partnership agreement replaces fiduciary duties applicable to a corporation with contractual duties and restricts the remedies available to our unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.

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

Our partnership agreement replaces our General Partner’s fiduciary duties to our unitholders with contractual standards governing its duties.

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

By acquiring an interest in us, a limited partner agrees to become bound by the provisions in the partnership agreement, including the provisions discussed above.

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors, which could reduce the price at which our common units will trade.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders have no right on an annual or ongoing basis to elect our General Partner or its Board of Directors. The Board of Directors, including the independent directors, is chosen entirely by our Sponsors, as a result of such Sponsors controlling our General Partner, and not by our unitholders. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.” Unlike publicly traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if our unitholders are dissatisfied, they cannot initially remove our General Partner without its consent.

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. Our General Partner may not be removed unless such removal is both (i) for cause and (ii) approved by the vote of the holders of not less than 66 2/3% of all outstanding units (including common units and Class B Units held by the General Partner and its affiliates). The owners of our Sponsors own or control an aggregate of approximately 17.4% of our outstanding common units and Class B Units (or approximately 15.0% of our units, including our Series A Preferred Units on an as-converted basis), and our Sponsors indirectly own and control our General Partner.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of the interests in any class of our securities, subject to certain exceptions.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our General Partner, its affiliates and their transferees, the Contributing Parties and their respective affiliates, persons who acquired such units with the prior approval of the Board of Directors, holders of Series A Preferred Units in connection with any vote, consent or approval of holders of the Series A Preferred Units, voting as a separate class or on an as-converted basis with the holders of common units, and holders who own 20% or more of any class of units as a result of any redemption or purchase of any other holder's units or any conversion of the Series A Preferred Units at our option, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our unitholders to influence the manner or direction of management.

Cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. Our partnership agreement and the limited liability company agreement of the Operating Company do not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. The amount and timing of such reimbursements will be determined by our General Partner.

Prior to paying any distribution on our common units, we will reimburse our General Partner and its affiliates, including Kimbell Operating pursuant to its management services agreement discussed below, for all expenses they incur and payments they make on our behalf. Our partnership agreement and limited liability company agreement of the Operating Company do not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement and the limited liability company agreement of the Operating Company provide that our General Partner will determine the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our General Partner and its affiliates will reduce the amount of cash available for distribution to our unitholders. Please read “Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities— Cash Distribution Policy and Restrictions on Distributions.”

In connection with the closing of our IPO, we entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with certain entities controlled by affiliates of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to our unitholders. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence —Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Management Services Agreements.”

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

Our General Partner has a call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates (including our Sponsors and their respective affiliates) own more than 80% of the sum of the number of our common units then outstanding and the number of Class B Units then outstanding, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units and Class B Units (being treated as a single class of units) held by unaffiliated persons at a price not less than the then‑current market price of the common units, as calculated in accordance with our partnership agreement. As a result, unitholders may be required to sell their common units or Class

B Units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units or Class B Units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units or Class B Units and then exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 6, 2019, the owners of our Sponsors own or control up to an aggregate of approximately 17.4% of our outstanding common units and Class B Units (or approximately 15.0% of our units, including our Series A Preferred Units on an as-converted basis), and our Sponsors indirectly own and control our General Partner.

We may issue additional common units and other equity interests ranking junior to the Series A Preferred Units without unitholder approval, which would dilute existing common unitholder ownership interests.

Under our partnership agreement, we are authorized, without the vote of unitholders, to issue an unlimited number of additional partnership interests that, with respect to distributions on such partnership interests or distributions in respect of such partnership interests upon our liquidation, dissolution and winding up, rank junior to the Series A Preferred Units. The issuance of additional partnership interests that rank equal to or senior to the Series A Preferred Units requires the consent of the holders of 66 2/3% of the outstanding Series A Preferred Units. The terms of our partnership agreement and the limited liability company agreement of the Operating Company also authorize us and it to issue an unlimited number of Class B Units and OpCo Common Units, respectively, which are together exchangeable on a one-for-one basis into common units. The issuance by us of additional common units or other equity interests of equal or senior rank to the common units would have the following effects:

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

The market price of our common units could be materially adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by our Sponsors, the Contributing Parties and other selling unitholders pursuant to any registration rights agreements.

As of December 31, 2018, we had 18,056,487 common units outstanding and 19,453,258 Class B Units outstanding. Our Class B Units are exchangeable on a one-for-one basis, together with an equal number of OpCo Common Units, for common units. In addition, our Series A Preferred Units may be converted into common units at the then-applicable conversion rate at the earlier of (i) July 12, 2020 or (ii) immediately prior to a liquidation of us.

A large percentage of our equity securities, including securities that are convertible or exchangeable into common units, are held by a relatively limited number of investors. Further, we have entered into registration rights agreements with many of such investors, including the Contributing Parties, the Series A Purchasers (as defined below), the Haymaker Holders (as defined below) and the Dropdown Sellers, pursuant to which we have filed registration statements with the

SEC to facilitate potential future sales of such common units by them. Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

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

We have incurred and will continue to incur increased costs as a result of being a publicly traded company.

As a publicly traded company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur prior to our IPO. In addition, the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) and the Dodd‑Frank Act of 2010 (the “Dodd-Frank Act”), as well as rules implemented by the SEC and the New York Stock Exchange (“NYSE”), require, or will require, publicly traded entities to maintain various corporate governance practices that further increase our costs. Before we are able to pay distributions to our unitholders, we must first pay our expenses, including the costs of being a publicly traded company and other operating expenses. As a result, the amount of cash we have available for distribution to our unitholders will be affected by our expenses, including the costs associated with being a publicly traded company.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls are or will be successful, able to maintain adequate controls over our financial processes and reporting in the future or able to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

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

Our partnership agreement includes exclusive forum, venue and jurisdiction provisions. By acquiring an interest in us, a limited partner is irrevocably consenting to these provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts.

Our partnership agreement is governed by Delaware law. Our partnership agreement includes exclusive forum, venue and jurisdiction provisions designating Delaware courts as the exclusive venue for most claims, suits, actions and proceedings involving us or our officers, directors and employees. By acquiring an interest in us, a limited partner is irrevocably consenting to these provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts. These provisions may have the effect of discouraging lawsuits against us and our General Partner’s officers and directors.

If a unitholder is an ineligible holder, the units of such unitholder may be subject to redemption.

We have adopted certain requirements regarding those investors who may own our units. Ineligible holders are limited partners whose nationality, citizenship or other related status would create a substantial risk of cancellation or forfeiture of any property in which we have an interest, as determined by our General Partner with the advice of counsel. If a unitholder is an ineligible holder, in certain circumstances as set forth in our partnership agreement, the units held by such unitholder may be redeemed by us at the then‑current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our General Partner.

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

In addition, until the conversion of the Series A Preferred Units into common units or their redemption, holders of the Series A Preferred Units will receive cumulative quarterly distributions equal to 7.0% per annum plus accrued and unpaid distributions. We have the right, in any four non-consecutive quarters, to elect not to pay such quarterly distribution in cash and instead have the unpaid distribution amount added to the liquidation preference at the rate of 10.0% per annum. If we make such an election in consecutive quarters or otherwise materially breach our obligations to the holders of the Series A Preferred Units, the distribution rate will increase to 20.0% per annum until the accumulated distributions are paid or the breach is cured, as applicable. Each holder of the Series A Preferred Units has the right to share in any special distributions by us of cash, securities or other property pro rata with the common units on an as-converted basis, subject to customary adjustments. Accordingly, we cannot pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions. Our obligation to pay distributions on our Series A Preferred Units could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. Our obligations to the holders of the Series A Preferred Units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

The terms of our Series A Preferred Units contain covenants that may limit our business flexibility.

The terms of our Series A Preferred Units contain covenants preventing us from taking certain actions without the approval of the holders of 66 2/3% of the outstanding Series A Preferred Units, voting separately as a class. The need to obtain the approval of holders of the Series A Preferred Units before taking these actions could impede our ability to take certain actions that management or the Board of Directors of our General Partner may consider to be in the best interests of our unitholders.

The affirmative vote of 66 2/3% of the outstanding Series A Preferred Units, voting separately as a class, is necessary to amend our partnership agreement in any manner that is materially adverse to any of the rights, preferences and privileges of the Series A Preferred Units. The affirmative vote of 66 2/3% of the outstanding Series A Preferred Units voting separately as a class, is necessary to, among other things, (i) issue, authorize or create any additional Series A Preferred Units or any class or series of partnership interests (or any obligation or security convertible into, exchangeable for or evidencing the right to purchase any class or series of partnership interests) that, with respect to distributions on such partnership interests or distributions in respect of such partnership interests upon our liquidation, dissolution and winding up, ranks equal to or senior to the Series A Preferred Units or (ii) under certain circumstances, incur certain indebtedness for borrowed money.

Tax Risks to Common Unitholders

We may incur substantial income tax liabilities on our allocable share of income from the Operating Company.

We are classified as a corporation for United States federal income tax purposes and for state income tax purposes in most states in which we do business. Current law provides that we are subject to federal income tax on our taxable income at the United States corporate tax rate, which is currently 21.0%, and to state income tax at rates that vary from state to state. The amount of cash available for distribution to you will be reduced by the amount of any such income taxes payable by us.

Taxable gain or loss on the sale of our common units could be more or less than expected.

A holder of common units generally will recognize capital gain or loss on a sale, an exchange, certain redemptions, or other taxable dispositions of our common units equal to the difference, if any, between the amount realized upon the disposition of such common units and the holder’s adjusted tax basis in those units. To the extent that the amount of our distributions exceeds our current and accumulated earnings and profits, the distributions will be treated as a tax‑free return of capital and will reduce a holder’s tax basis in the common units. Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in the common units, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the common units.

Our current tax treatment may change, which could affect the value of our common units or reduce our cash available for distribution.

Changes in federal income tax law relating to our tax treatment could result in (i) our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution and (ii) a greater portion of our distributions being treated as taxable dividends. Moreover, we are subject to tax in numerous jurisdictions. Changes in current law in these jurisdictions could result in our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution.

Certain decreases in the price of our common units could adversely affect our amount of cash available for distribution.

Changes in certain market conditions may cause the price of our common units to decrease. If holders of our OpCo Common Units and Class B Units exercise their right to exchange those units for common units at a point in time when the price of our common units is relatively low, the ratio of our income tax deductions to gross income could decline. Any resulting decline in the ratio of our income tax deductions to gross income could result in our being subject to tax sooner than expected, our tax liability being greater than expected or a greater portion of our distributions being treated as taxable dividends.

The Internal Revenue Service (“IRS”) Form 1099‑DIV that you receive from your broker may over‑report your dividend income with respect to our units for United States federal income tax purposes, and failure to report your dividend income in a manner consistent with the IRS Form 1099‑DIV that you receive from your broker may cause the IRS to assert audit adjustments to your United States federal income tax return.

Distributions we pay with respect to our units constitute “dividends” for United States federal income tax purposes to the extent of our current and accumulated earnings and profits. Distributions we pay in excess of our earnings and profits are not be treated as “dividends” for United States federal income tax purposes; instead, they are treated first as a tax‑free return of capital to the extent of your tax basis in your units and then as capital gain realized on the sale or exchange of such units.

If you are a holder of our common units, the IRS Form 1099‑DIV may not be consistent with our determination of the amount that constitutes a “dividend” to you for United States federal income tax purposes or you may receive a corrected IRS Form 1099‑DIV (and you may therefore need to file an amended federal, state or local income tax return). We will attempt to timely notify you of available information to assist you with your income tax reporting (such as posting the correct information on our website). However, the information that we provide to you may be inconsistent with the amounts reported to you by your broker on IRS Form 1099‑DIV, and the IRS may disagree with any such information and may make audit adjustments to your tax return.

If the Operating Company were to become a publicly traded partnership taxable as a corporation for United States federal income tax purposes, we and the Operating Company might be subject to potentially significant tax inefficiencies.

We intend to operate such that the Operating Company does not become a publicly traded partnership taxable as a corporation for United States federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, it is possible that certain exchanges of the OpCo Common Units could cause the Operating Company to be treated as a publicly traded partnership. Applicable United States Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that exchanges of the OpCo Common Units qualify for one or more such safe harbors. If the Operating Company were to become a publicly traded partnership taxable as a corporation for United States federal income tax purposes, significant tax inefficiencies might result for us and for the Operating Company including as a result of our inability to file a consolidated United States federal income tax return with the Operating Company. In addition, we would no longer have the benefit of increases in the tax bases of the Operating Company’s assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The information required by Item 2 is contained in “Item 1. Business,” and such information is incorporated into this Item 2 by reference herein.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “KRP.” As of March 1, 2019, there were 19,495,403 common units outstanding held by 226 holders of record and 18,014,342 Class B Units outstanding held by 11 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record.

Cash Distribution Policy

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. Available cash is defined in our partnership agreement and in the limited liability company agreement of the Operating Company and is generally defined below. We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate. We do not currently intend to maintain reserve cash for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

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

Definition of Available Cash

Our partnership agreement generally defines “available cash” for any quarter as:

•	the sum of:
•	all of our and our subsidiaries’ cash and cash equivalents on hand at the end of that quarter;
•

as determined by our General Partner, all of our and our subsidiaries’ cash or cash equivalents on hand on the date of determination of available cash for that quarter resulting from working capital borrowings (as described below) made after the end of that quarter; and

•

all of our cash and cash equivalents received by us from distributions on OpCo Common Units by the Operating Company made with respect to that quarter subsequent to the end of that quarter and prior to the date of distribution of available cash;

•	less the amount of cash reserves established by our General Partner to:
•	provide for the proper conduct of our business (including reserves for our future capital expenditures and for our future credit needs);

•	comply with applicable law or any debt instrument or other agreement or obligation to which we or our subsidiaries are a party or to which our or our subsidiaries’ assets are subject; or
•	provide funds for distributions to our unitholders and to our General Partner for any one or more of the next four quarters;

The limited liability company agreement of the Operating Company generally defines "available cash" as:

•	the sum of:
•	all cash and cash equivalents of the Operating Company and its subsidiaries on hand at the end of that quarter; and
•

as determined by the managing member of the Operating Company, all cash or cash equivalents of the Operating Company and its subsidiaries on hand on the date of determination of available cash for that quarter resulting from working capital borrowings (as described below) made after the end of that quarter;

•	less the amount of cash reserves established by the managing member of the Operating Company to:
•

provide for the proper conduct of the business of the Operating Company and its subsidiaries (including reserves for future capital expenditures and for future credit needs of the Operating Company and its subsidiaries);

•

comply with applicable law or any debt instrument or other agreement or obligation to which the managing member of the Operating Company, the Operating Company or any of their subsidiaries is a party or to which its assets are subject; and

•	provide funds for distributions to the Operating Company's unitholders for any one or more of the next four quarters.

Working capital borrowings are generally borrowings incurred under a credit facility, commercial paper facility or similar financing arrangement that are used solely for working capital purposes or to pay distributions to unitholders, and with the intent of the borrower to repay such borrowings within 12 months with funds other than additional working capital borrowings.

In addition, the limited liability company agreement of our General Partner contains provisions that prohibit certain actions without a supermajority vote of at least 66 2/3% of the members of the Board of Directors, including: (i) the incurrence of borrowings in excess of 2.5 times our Debt to EBITDAX Ratio for the preceding four quarters; (ii) the reservation of a portion of cash generated from operations to finance acquisitions; (iii) modifications to the definition of “available cash” in our partnership agreement; and (iv) the issuance of any partnership interests that rank senior in right of distributions or liquidation to our common units.

Method of Distributions

Series A Preferred Units

Until the conversion of the Series A Preferred Units into common units or their redemption, holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions equal to 7.0% per annum plus accrued and unpaid distributions. We have the right, in any four non-consecutive quarters, to elect not to pay such quarterly distribution in cash and instead have the unpaid distribution amount added to the liquidation preference at the rate of 10.0% per annum. If we make such an election in consecutive quarters or otherwise materially breach our obligations to the holders of the Series A Preferred Units, the distribution rate will increase to 20.0% per annum until the accumulated distributions are paid or the breach is cured, as applicable. Each holder of Series A Preferred Units has the right to share in any special distributions by us of cash, securities or other property pro rata with the common units on an as-converted basis, subject to customary adjustments. We cannot pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions.

Class B Units

Each holder of Class B Units has paid five cents per Class B Unit to us as an additional capital contribution for the Class B Units (such aggregate amount, the "Class B Contribution") in exchange for Class B Units. Each holder of Class B Units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution subsequent to distributions on the Series A Preferred Units but prior to distributions on our common units.

Common Units

Subject to the distribution preferences of the Series A Preferred Units and the Class B Units, each common unit is entitled to receive cash distributions to the extent we distribute available cash. Common units do not accrue arrearages. Subject to the voting rights of the Series A Preferred Units, our partnership agreement allows us to issue an unlimited number of additional equity interests of equal or senior rank.

General Partner Interest

Our General Partner owns a non-economic general partner interest in us and therefore is not entitled to receive cash distributions. However, it may acquire common units and other partnership interests in the future and will be entitled to receive pro rata distributions in respect of those partnership interests.

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2018.

Unregistered Sales of Securities

As previously disclosed, in connection with the closing of the Haymaker Acquisition and the 2018 Preferred Offering (as defined below), we issued 10,000,000 common units and 110,000 Series A Preferred Units to the Haymaker Holders and to the Series A Purchasers, respectively, on July 12, 2018. The issuances of such securities were described in a Current Report on Form 8-K, filed with the SEC on July 18, 2018. In connection with the Tax Election and the related Restructuring, (i) we issued 10,000,000 Class B Units and 2,953,258 Class B Units, respectively, and (ii) the Operating Company issued 10,000,000 OpCo Common Units and 2,953,258 OpCo Common Units, respectively, in each case, to the Haymaker Holders and the Kimbell Art Foundation, pursuant to the terms of a Recapitalization Agreement in exchange for the delivery and assignment by the Haymaker Holders and the Kimbell Art Foundation of the 10,000,000 common units and 2,953,258 common units they owned, respectively, to us. The issuances of such securities were described in a Current Report on Form 8-K, filed with the SEC on September 25, 2018.

In connection with the closing of the Dropdown, (i) we issued 6,500,000 Class B Units and (ii) the Operating Company issued 6,500,000 OpCo Common Units to the Dropdown Sellers on December 20, 2018. The issuances of such securities were described in a Current Report on Form 8-K, filed with the SEC on December 28, 2018. On January 25, 2019, we issued 1,241,679 common units to Rivercrest Royalties Holdings II, LLC, one of the Dropdown Sellers, in exchange for 1,241,679 Class B Units and an equal number of OpCo Common Units.

The issuance of each of the foregoing securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

Kimbell Royalty Partners, LP was formed in October 2015. On February 8, 2017, we completed our IPO of common units representing limited partner interests. The mineral and royalty interests comprising our initial assets were contributed to us by the Contributing Parties at the closing of our IPO. As a result, as of December 31, 2016, we had not yet acquired any of such assets. Unless otherwise indicated, the financial information presented for periods on or after February 8, 2017 refers to the Partnership as a whole. The financial information presented for the periods on or prior to February 7, 2017, is solely that of our Predecessor, Rivercrest Royalties, LLC, and does not include the results of the Partnership as a whole. At the time of our IPO, the mineral and royalty interests underlying the oil, natural gas and NGL production revenues of our Predecessor represented approximately 11% of our Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott as of December 31, 2016. Additionally, our results of operations may not be comparable from period to period as a result of the Haymaker Acquisition and the Dropdown.

The following table sets forth, as of the dates and for the periods indicated, our selected financial information, which is derived from our audited consolidated financial statements for the respective periods. The information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and our consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data.”

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016	2015	2014
Statement of Operations Data:
Revenue
Oil, natural gas and NGL revenues	$65,713,112	$29,943,920	$318,310	$3,606,659	$4,684,923	$7,219,822
Lease bonus and other income	1,213,550	721,172	—	—	—	—
Gain (loss) on commodity derivative instruments	3,331,548	(318,829)	—	—	—	—
Total revenues	70,258,210	30,346,263	318,310	3,606,659	4,684,923	7,219,822
Cost and expenses
Production and ad valorem taxes	4,399,667	2,452,058	19,651	280,474	426,885	568,327
Depreciation, depletion and accretion expense	25,213,043	15,546,341	113,639	1,604,208	4,008,730	4,044,802
Impairment of oil and natural gas properties	67,311,501	—	—	4,992,897	28,673,166	7,416,747
Marketing and other deductions	4,652,313	1,648,895	110,534	750,792	747,264	526,727
General and administrative expenses	16,847,328	8,191,792	532,035	1,746,218	1,789,884	1,757,377
Total costs and expenses	118,423,852	27,839,086	775,859	9,374,589	35,645,929	14,313,980
Operating (loss) income	(48,165,642)	2,507,177	(457,549)	(5,767,930)	(30,961,006)	(7,094,158)
Other expense
Interest expense	4,091,900	791,437	39,307	424,841	385,119	302,118
(Loss) income before income taxes	(52,257,542)	1,715,740	(496,856)	(6,192,771)	(31,346,125)	(7,396,276)
Provision for income taxes	24,681	—	—	—	—	—
State income taxes	—	—	—	19,848	(32,199)	16,970
Net (loss) income before Series A preferred unit distribution and accretion	(52,282,223)	1,715,740	(496,856)	(6,212,619)	(31,313,926)	(7,413,246)
Distribution and accretion on Series A preferred units	(6,310,040)	—	—	—	—	—
Net (loss) income	(58,592,263)	1,715,740	(496,856)	(6,212,619)	(31,313,926)	(7,413,246)
Net loss attributable to noncontrolling interests	(1,855,681)	—	—	—	—	—
Net (loss) income attributable to Kimbell Royalty Partners LP	(56,736,582)	1,715,740	(496,856)	(6,212,619)	(31,313,926)	(7,413,246)
Distribution on Class B units	(30,967)	—	—	—	—	—
Net (loss) income attributable to common units	$(56,767,549)	$1,715,740	$(496,856)	$(6,212,619)	$(31,313,926)	$(7,413,246)
Net (loss) income attributable to common units
Basic	$(3.08)	$0.11	$(0.82)	$(10.28)	$(51.83)	$(12.27)
Diluted	$(3.08)	$0.10	$(0.82)	$(10.28)	$(51.83)	$(12.27)
Cash distributions declared and paid	1.70	$1.20	*	*	*	*
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$33,202,980	$18,573,481	$186,719	$1,086,603	$2,713,133	$4,038,018
Investing activities	$(200,928,162)	$(125,910,708)	$(523)	$(97,464)	$(538,640)	$(53,463,030)
Financing activities	$177,873,674	$112,962,722	$—	$(863,000)	$(2,062,818)	$39,645,738
Other Financial Data:
Adjusted EBITDA (1)	$44,171,393	$19,170,760	$(293,488)	$1,434,234	$2,325,949	$4,518,656
Selected Balance Sheet Data:
Cash and cash equivalents	$15,773,987	$5,625,495	$692,077	$505,880	$379,741	$268,066
Total assets	$753,285,373	$295,291,004	$19,915,596	$20,538,731	$27,905,790	$58,753,888
Long‑term debt	$87,309,544	$30,843,593	$10,598,860	$10,598,860	$11,448,860	$9,003,860
Total liabilities	$91,109,570	$33,225,570	$11,431,068	$11,906,869	$13,666,368	$10,556,272
Total equity	$592,726,797	$262,065,434	$8,484,528	$8,361,862	$14,239,422	$48,197,616

* Information is not applicable for the periods prior to the initial public offering.

(1)	For more information, please read “—Non‑GAAP Financial Measures.”

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

We define Adjusted EBITDA as net income (loss) before interest expense, net of non‑cash unit‑based compensation, transaction costs, mark-to-market gains and losses on open commodity derivative instruments, impairment of oil and natural gas properties, income taxes and depreciation, depletion and accretion expense. Adjusted EBITDA is not a measure of net income (loss) as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution as Adjusted EBITDA, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016	2015	2014
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income before Series A preferred unit distribution and accretion	$(52,282,223)	$1,715,740	$(496,856)	$(6,212,619)	$(31,313,926)	$(7,413,246)
Depreciation, depletion and accretion expense	25,213,043	15,546,341	113,639	1,604,208	4,008,730	4,044,802
Interest expense	4,091,900	791,437	39,307	424,841	385,119	302,118
Provision for income taxes	24,681	—	—	—	—	—
State income taxes	—	—	—	19,848	(32,199)	16,970
EBITDA	(22,952,599)	18,053,518	(343,910)	(4,163,722)	(26,952,276)	(3,049,356)
Impairment of oil and natural gas properties	67,311,501	—	—	4,992,897	28,673,166	7,416,747
Transaction costs	1,188,967	—	—	—	—	—
Unit‑based compensation	3,170,299	798,413	50,422	605,059	605,059	151,265
Change in fair value of open commodity derivative instruments	(4,546,775)	318,829	—	—	—	—
Consolidated Adjusted EBITDA	44,171,393	19,170,760	(293,488)	1,434,234	2,325,949	4,518,656
Adjusted EBITDA attributable to noncontrolling interest	(8,234,737)	—	—	—	—	—
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	35,936,656	19,170,760	(293,488)	1,434,234	2,325,949	4,518,656
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	2,292,023	455,228	34,505	373,513	333,289	247,921
Cash distributions on Series A preferred units	1,291,843	—	—	—	—	—
Distributions on Class B units	30,967	—	—	—	—	—
Cash available for distribution	$32,321,823	$18,715,532	$(327,993)	$1,060,721	$1,992,660	$4,270,735

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016	2015	2014
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$33,202,980	$18,573,481	$186,719	$1,086,603	$2,713,133	$4,038,018
Interest expense	4,091,900	791,437	39,307	424,841	385,119	302,118
Current income tax expense	24,681	—	—	—	—	—
State income taxes	—	—	—	19,848	(32,199)	16,970
Impairment of oil and natural gas properties	(67,311,501)	—	—	(4,992,897)	(28,673,166)	(7,416,747)
Amortization of loan origination costs	(466,002)	(57,292)	(4,241)	(46,969)	(40,965)	(34,916)
Amortization of tenant improvement allowance	—	—	2,864	34,369	14,321	—
Unit-based compensation	(3,170,299)	(798,413)	(50,422)	(605,059)	(605,059)	(151,265)
Change in fair value of open commodity derivative instruments	4,546,775	(318,829)	—	—	—	—
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	7,041,371	1,689,609	(14,551)	66,455	(464,877)	373,644
Accounts receivable and other current assets	(186,122)	236,673	(333,056)	(1,027,172)	1,365,099	(72,742)
Accounts payable	(985,936)	(316,486)	(247,972)	952,800	(1,604,999)	(77,152)
Other current liabilities	259,554	(1,746,662)	77,442	(76,541)	(8,683)	(27,284)
EBITDA	(22,952,599)	18,053,518	(343,910)	(4,163,722)	(26,952,276)	(3,049,356)
Add:
Impairment of oil and natural gas properties	67,311,501	—	—	4,992,897	28,673,166	7,416,747
Transaction costs	1,188,967	—	—	—	—	—
Unit‑based compensation	3,170,299	798,413	50,422	605,059	605,059	151,265
Change in fair value of open commodity derivative instruments	(4,546,775)	318,829	—	—	—	—
Consolidated Adjusted EBITDA	44,171,393	19,170,760	(293,488)	1,434,234	2,325,949	4,518,656
Adjusted EBITDA attributable to noncontrolling interest	(8,234,737)	—	—	—	—	—
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	$35,936,656	$19,170,760	$(293,488)	$1,434,234	$2,325,949	$4,518,656

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

Overview

We are a Delaware limited partnership formed in 2015 to own and acquire mineral and royalty interests in oil and natural gas properties throughout the United States. Effective as of September 24, 2018, we have elected to be taxed as a corporation for United States federal income tax purposes. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post‑production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, our Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest.

As of December 31, 2018, we owned mineral and royalty interests in approximately 7.8 million gross acres and overriding royalty interests in approximately 4.4 million gross acres, with approximately 48% of our aggregate acres located in the Permian Basin and Mid-Continent. As of December 31, 2018, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in  every major onshore basin across the continental United States and include ownership in over 86,000 gross producing wells, including over 38,000 wells in the Permian Basin.

Recent Developments

Restructuring, Tax Election and Related Transactions

On July 24, 2018, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Haymaker Minerals & Royalties, LLC, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC (collectively, the “Haymaker Holders”), the Kimbell Art Foundation, Haymaker Resources, LP, the General Partner and the Operating Company pursuant to which (a) our equity interest in the Operating Company was recapitalized into 13,886,204 newly issued OpCo Common Units of the Operating Company and 110,000 newly issued Series A Preferred Cumulative Convertible Units of the Operating Company (“OpCo Series A Preferred Units”) and (b) the 10,000,000 and 2,953,258 common units held by the Haymaker Holders and the Kimbell Art Foundation, respectively, were exchanged for (i) 10,000,000 and 2,953,258 newly issued Class B Units, respectively, and (ii) 10,000,000 and 2,953,258 newly issued OpCo Common Units, respectively. The Class B Units and OpCo Common Units are exchangeable together into an equal number of our common units.

In May 2018, the Board of Directors unanimously approved a change of our federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election (the “Tax Election”). The Tax Election became effective on September 24, 2018. In preparation for making this election, on September 23, 2018, we (i) amended and restated our partnership agreement, (ii) amended and restated the limited liability company agreement of the Operating Company and (iii) entered into an exchange agreement with the Haymaker Holders, the Kimbell Art Foundation, the General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, the transactions described in the Recapitalization Agreement were consummated. The transactions contemplated by the Recapitalization Agreement are referred to herein as the “Restructuring.”

Pursuant to the terms of the Recapitalization Agreement, the Haymaker Holders and the Kimbell Art Foundation each paid five cents per Class B Unit to the Partnership as additional consideration with respect to the Class B Units. The Haymaker Holders and the Kimbell Art Foundation, as holders of the Class B Units, are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A Preferred Units but prior to distributions on the common units. Furthermore, in advance of the effectiveness of the Tax Election, Messrs. Fortson, R. Ravnaas, Taylor and Wynne facilitated a total contribution of 30,000 common units to Kimbell Holdings.

Following the effectiveness of the Tax Election and the completion of the related transactions, our royalty and minerals business continues to be conducted through the Operating Company, which is taxed as a partnership for federal and state income tax purposes.

Acquisitions

On July 12, 2018, we completed the acquisition of the equity interests in certain subsidiaries owned by Haymaker for a total of 10,000,000 common units and approximately $208.6 million in cash. The assets acquired in the Haymaker Acquisition consist of approximately 5.4 million gross acres and 43,000 net royalty acres. We funded the cash portion of the purchase price in the Haymaker Acquisition of with the net proceeds from the issuance of $110.0 million of our Series A Preferred Units and with cash from borrowings under our secured revolving credit facility. See “—Series A Preferred Units” below for additional information regarding our Series A Preferred Units.

On December 20, 2018, we completed the acquisition of certain overriding royalty, royalty and other mineral interests from the Dropdown Sellers in exchange for a total of 6,500,000 OpCo Common Units and an equal number of Class B Units. The assets acquired in the Dropdown consist of approximately 1.0 million gross acres and 16,700 net royalty acres.

On February 6, 2019, we agreed to acquire all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC that own oil and natural gas mineral and royalty interests. The proposed aggregate consideration for the Phillips Acquisition consists of 9,400,000 OpCo Common Units and an equal number of Class B Units, with an approximate value of $151.3 million. At the time of the filing of this Annual Report, the Phillips Acquisition has not closed and is expected to close in late March 2019. The closing of the Phillips Acquisition remains subject to the satisfaction of certain closing conditions, and there can be no assurance that it will be completed as planned or at all.

2018 Equity Offering

In October 2018, we completed an underwritten public offering of 3,450,000 common units, including an additional 450,000 common units in connection with the exercise of the underwriters’ option to purchase additional common units, for net proceeds of approximately $61.8 million (the “2018 Equity Offering”). We used the net proceeds from the 2018 Equity Offering to purchase OpCo Common Units. The Operating Company in turn used the net proceeds to repay a portion of the outstanding borrowings under our secured revolving credit facility.

2018 Preferred Offering

In July 2018, in connection with the closing of the Haymaker Acquisition, we completed the private placement of 110,000 Series A Preferred Units to certain affiliates of Apollo Global Management, LLC (the “Series A Purchasers”) for $1,000 per Series A Preferred Unit, resulting in gross proceeds of $110.0 million (the “2018 Preferred Offering”). Until the conversion of the Series A Preferred Units into common units or their redemption, holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions equal to 7.0% per annum plus accrued and unpaid distributions. In connection with the issuance of the Series A Preferred Units, we granted holders of the Series A Preferred Units board observer rights beginning on the third anniversary of the original issuance date, and board appointment rights beginning the fourth anniversary of the original issuance date and in the case of events of default with respect to the Series A Preferred Units.

Fourth Quarter Distributions

On  February 6, 2019,  we paid a quarterly cash distribution on the Series A Preferred Units of $17.27 per Series A Preferred Unit, resulting in a total quarterly distribution of approximately $1.9 million for the quarter ended December 31, 2018.

On January 25, 2019, the Board of Directors declared a quarterly cash distribution of $0.40 per common unit for the quarter ended December 31, 2018. The distribution was paid on February 11, 2019 to common unitholders of record as of the close of business on February 4, 2019. The difference between the declared distribution and the cash available for distribution is primarily attributable to the assets acquired in the Dropdown being effective on October 1, 2018, but only reflected in the consolidated financial statements from December 20, 2018 onward.

On February 6, 2019, we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $18,000 for the quarter ended December 31, 2018.

Business Environment

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility for the periods presented as reported by the EIA.

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	High	Low	High	Low	High	Low
WTI ($/Bbl)	$77.41	$44.48	$60.46	$42.48	$54.01	$26.19
Henry Hub spot market price of natural gas ($/MMBtu)	$6.24	$2.49	$3.71	$2.44	$3.80	$1.49

On March 4, 2019, the WTI posted price for crude oil was $56.60 per Bbl and the Henry Hub spot market price of natural gas was $4.25 per MMBtu.

The following table, as reported by the EIA, sets forth the average prices for oil and natural gas.

	For the Year Ended December 31,
EIA Average Price:	2018	2017	2016
Oil (Bbl)	$65.23	$50.80	$43.14
Natural gas (MMBtu)	$3.15	$2.99	$2.52

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count was 1,083 active rigs at December 31, 2018, a 17% increase from 929 active rigs at December 31, 2017. The 929 active rig count at December 31, 2017 increased 41% from 658 active rigs at December 31, 2016.

We own mineral and royalty interests in 28 states. According to the Baker Hughes United States Rotary Rig count, rig activity in the 28 states in which we own mineral and royalty interests increased 16%  from 924 active rigs at December 31, 2017 to 1,076 active rigs at December 31, 2018. The 924 active rig count at December 31, 2017 increased 42% from 649 active rigs at December 31, 2016.

The active rig count across our acreage at December 31, 2018 increased by 8% from  77 active rigs compared to 71 active rigs at September 30, 2018. The 77 active rig count across our acreage at December 31, 2018 increased significantly compared to the 19 active rigs at December 31, 2017, primarily due to the additional mineral and royalty interests we acquired in connection with the Haymaker Acquisition and the Dropdown.

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

The following table presents the breakdown of our operating income for the following periods:

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Royalty income
Oil sales	53%	59%	55%	60%
Natural gas sales	33%	28%	36%	30%
NGL sales	12%	11%	9%	10%
Lease bonus and other income	2%	2%	-%	-%
	100%	100%	100%	100%

We entered into oil and natural gas commodity derivative agreements with Frost Bank beginning January 1, 2018 which extends through December 2020. Our Predecessor did not enter into hedging arrangements to establish, in advance, a price for the sale of the oil, natural gas and NGLs produced from our mineral and royalty interests. As a result, our Predecessor may have realized the benefit of any short‑term increase in the price of oil, natural gas and NGLs, but was not protected against decreases in price, and if the price of oil, natural gas and NGLs decreased significantly, our Predecessor’s business, results of operations and cash available for distribution may have been materially adversely effected.

Reserves and Pricing

The tables below identify our and our Predecessor’s proved reserves at December 31, 2018, 2017 and 2016, in each case based on the reserve report prepared by Ryder Scott. The prices used to estimate proved reserves for the respective periods were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	Partnership		Predecessor
	December 31,		December 31,
Estimated Net Proved Reserves:	2018	2017	2016
Oil (MBbls)	10,795	7,463	886
Natural gas (MMcf)	127,261	63,916	7,140
Natural gas liquids (MBbls)	5,646	2,838	235
Total (MBoe)(6:1)	37,651	20,954	2,311

	Partnership		Predecessor
	December 31,		December 31,
Unweighted Arithmetic Average First‑Day‑of‑the‑Month Prices	2018	2017	2016
Oil (Bbls)	$65.56	$51.34	$42.75
Natural gas (Mcf)	$3.10	$2.98	$2.49

Factors Affecting the Comparability of Our Results

Our Predecessor’s historical financial condition and results of operations may not be comparable, either from period to period or going forward, to the Partnership’s future financial condition and results of operations, for the reasons described below:

No Effect Given to Formation Transactions in Connection with Initial Public Offering

The historical financial statements of our Predecessor included in this Annual Report do not reflect our financial condition or results of operations. Further, these historical financial statements do not give effect to the transactions that were completed in connection with the closing of our IPO. In connection with our IPO, our Predecessor assigned all of its non‑operated working interests and associated asset retirement obligations to an affiliate that was not contributed to us, and all of the membership interests of our Predecessor were contributed to us in exchange for common units and a portion of the net proceeds from the IPO. As of the closing of our IPO and through the date of this Annual Report, we do not own any working interests and do not have any asset retirement obligations or any lease operating expenses as a working interest owner. In addition, the Contributing Parties directly or indirectly contributed to us the other assets that made up our initial assets in exchange for common units and a portion of the net proceeds from our IPO. The combination of the assets contributed to us by the Contributing Parties was accounted for at fair value as an asset acquisition based upon the fair value of the common units purchased by third-party investors in our IPO.

The historical financial data of our Predecessor included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” does not include the results of the Partnership as a whole and may not provide an accurate indication of what our actual results would have been if the transactions completed in connection with our IPO had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. At the time of our IPO, the mineral and royalty interests of our Predecessor only represented approximately 11% of our total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott as of December 31, 2016.

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

We recorded an impairment expense on our oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2018 following the expiration of the aforementioned exemption and an impairment expense of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling. As we do not intend to book proved undeveloped reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Additional impairments may be required to be recorded due to our decision to voluntarily and ratably eliminate, over time, our existing PUD reserves. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. No impairment expense was recorded by the for the Predecessor 2017 Period. During the year ended December 31, 2016, our Predecessor recorded non-cash impairment charges of approximately $5.0 million, primarily due to changes in reserve values resulting from the reduction in commodity prices and other factors.

Credit Agreement

In connection with our IPO, on January 11, 2017, we entered into a credit agreement (the “2017 Credit Agreement”) with Frost Bank, as administrative agent, and the lenders party thereto, providing for a $50.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased up to $100.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

On July 12, 2018, in connection with the closing of the Haymaker Acquisition, we entered into an amendment (the “Credit Agreement Amendment”) to the 2017 Credit Agreement (the 2017 Credit Agreement as amended by the Credit Agreement Amendment, the “Amended Credit Agreement”), with certain of our subsidiaries,  as guarantors, Frost Bank, as administrative agent, and the other lenders party thereto. The Credit Agreement Amendment increased commitments under the Amended Credit Agreement from $50.0 million to $200.0 million. Under the Amended Credit Agreement, availability under the secured revolving credit facility will equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base under the Amended Credit Agreement was set at $200.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

The Credit Agreement Amendment amended the 2017 Credit Agreement to provide for, among other things, (i) the addition of the subsidiaries we acquired in the Haymaker Acquisition, as well as the Operating Company, as guarantors under the Amended Credit Agreement, (ii) limitations on our ability to incur certain debt or issue preferred equity, (iii) limitations on redemptions of the Series A Preferred Units and our ability and our restricted subsidiaries’ ability to make distributions and other restricted payments, in each case, unless certain conditions are satisfied, (iv) increased limitations on our ability to dispose of certain assets or encumber certain assets, (v) a decrease in the applicable margin under the 2017 Credit Agreement, which varies based upon the level of borrowing base usage, by 0.25% for each applicable level as set forth in the Amended Credit Agreement, such that the applicable margin will range from 1.00% to 2.00% in the case of ABR Loans (as defined in the Amended Credit Agreement) and 2.00% to 3.00% in the case of LIBOR Loans (as defined in the Amended Credit Agreement) and (vi) the addition of certain restrictions on our and the Operating Company’s ability to take certain actions or amend their organizational documents.

As of December 31, 2018, approximately $87.3 million in borrowings outstanding under our senior secured credit facility. For the year ended December 31, 2018 and the period from February 8, 2017 to December 31, 2017, we incurred $4.1 million and $0.8 million, respectively, in interest expense.

For the Predecessor 2017 Period, our Predecessor’s interest expense was de minimis and for the year ended December 31, 2016, our Predecessor incurred $0.4 million in interest expense. We did not assume any indebtedness of our Predecessor in connection with the IPO.

Ongoing Acquisition Opportunities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as "auction" processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions in the year ended December 31, 2018 that would impact the comparability of our results include both the Haymaker Acquisition and the Dropdown.

Further, the affiliates of our Sponsors and Contributing Parties have no obligation to sell any assets to us or to accept any offer that we may make for such assets, and we may decide not to acquire such assets even if such parties offer them to us. We may decide to fund any acquisition, including any potential dropdowns, with cash, common units, other equity securities, proceeds from borrowings under our secured revolving credit facility or the issuance of debt securities, or any combination thereof. In addition to acquisitions, we also consider from time to time divestitures that may benefit us and our unitholders.

We typically do not announce a transaction until after we have executed a definitive agreement. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future acquisition or investment efforts will be successful or that our strategic asset divestitures will be completed. Although we expect the acquisitions and investments we make to be accretive in the long term, we can provide no assurance that our expectations will ultimately be realized. We will not know the immediate results of any acquisition until after the acquisition closes, and we will not know the long term results for some time thereafter.

Management Services Agreements

In connection with our IPO, we entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with certain entities controlled by affiliates of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. In addition, under each of their respective services agreements, affiliates of our Sponsors identify, evaluate and recommend to us acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to our unitholders. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Management Services Agreements.”

Transition Services Agreement

On July 12, 2018, pursuant to the Haymaker Acquisition, we entered into a Transition Services Agreement (the “Transition Services Agreement”) with Haymaker Services, LLC (“Haymaker Services”). Pursuant to the Transition Services Agreement, Haymaker Services provided certain administrative services and accounting assistance on a transitional basis for total compensation of approximately $2.3 million through December 31, 2018, at which point, the Transition Services Agreement terminated. Such costs are included in general and administrative expense in our consolidated statement of operations.

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

Depreciation and Depletion

We follow the full cost method of accounting for costs related to our oil, natural gas and NGL mineral and royalty properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit‑of‑production method. The capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil, natural gas and NGL reserves discounted at 10%, including the effect of income taxes. The full cost ceiling is evaluated at the end of each fiscal quarter and additionally when events indicate possible impairment. Costs associated with unevaluated properties are excluded from the full-cost pool until a  determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within five years.

General and Administrative Expense

General and administrative expenses are costs not directly associated with the production of oil, natural gas and NGLs and include the cost of executives and employees and related benefits, office expenses and fees for professional services. In connection with our IPO, we entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with certain entities controlled by affiliates of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. In addition, under each of their respective services agreements, affiliates of our Sponsors will identify, evaluate and recommend to us acquisition opportunities and negotiate the terms of such acquisitions.

Income Tax Expense

Prior to the Tax Election, which became effective on September 24, 2018, we were organized as a pass-through partnership for income tax purposes. As a result of the Tax Election, we are subject to federal income tax on our taxable income at the United States corporate tax rate, which is currently 21.0%.

Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. A significant portion of our mineral and royalty interests are located in Texas basins and producing regions.

Results of Operations

The table below summarizes our and our Predecessor’s revenue and expenses and production data for the periods indicated.

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$65,713,112	$29,943,920	$318,310	$3,606,659
Lease bonus and other income	1,213,550	721,172	—	—
Gain (loss) on commodity derivative instruments	3,331,548	(318,829)	—	—
Total revenues	70,258,210	30,346,263	318,310	3,606,659
Costs and expenses
Production and ad valorem taxes	4,399,667	2,452,058	19,651	280,474
Depreciation, depletion and accretion expense	25,213,043	15,546,341	113,639	1,604,208
Impairment of oil and natural gas properties	67,311,501	—	—	4,992,897
Marketing and other deductions	4,652,313	1,648,895	110,534	750,792
General and administrative expenses	16,847,328	8,191,792	532,035	1,746,218
Total costs and expenses	118,423,852	27,839,086	775,859	9,374,589
Operating (loss) income	(48,165,642)	2,507,177	(457,549)	(5,767,930)
Other expense
Interest expense	4,091,900	791,437	39,307	424,841
Net (loss) income before income taxes	(52,257,542)	1,715,740	(496,856)	(6,192,771)
Provision for income taxes	24,681	—	—	—
State income taxes	—	—	—	19,848
Net (loss) income before Series A preferred unit distribution and accretion	(52,282,223)	1,715,740	(496,856)	(6,212,619)
Distribution and accretion on Series A preferred units	(6,310,040)	—	—	—
Net (loss) income	(58,592,263)	1,715,740	(496,856)	(6,212,619)
Net loss attributable to noncontrolling interests	(1,855,681)	—	—	—
Net (loss) income attributable to Kimbell Royalty Partners LP	(56,736,582)	1,715,740	(496,856)	(6,212,619)
Distribution on Class B units	(30,967)	—	—	—
Net (loss) income attributable to common units	$(56,767,549)	$1,715,740	$(496,856)	$(6,212,619)
Production Data:
Oil (Bbls)	591,072	379,182	3,696	55,587
Natural gas (Mcf)	7,873,694	3,184,861	32,961	496,778
Natural gas liquids (Bbls)	310,361	157,177	1,220	22,360
Combined volumes (Boe) (6:1)	2,213,715	1,067,169	10,410	160,743

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017 and the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The period presented for the year ended December 31, 2017 includes the results of operations of our Predecessor for the Predecessor 2017 Period and our results of operations for the period from February 8, 2017 to December 31, 2017.

Oil, Natural Gas and Natural Gas Liquids Revenues

For the year ended December 31, 2018, our oil, natural gas and NGL revenues were $65.7 million, an increase of $35.4 million, from $30.3 million for the year ended December 31, 2017. The increase in revenues was partially attributable to the revenues associated with the Haymaker Acquisition, which represents $22.2 million of the overall increase in oil, natural gas and NGL revenues, and to a lesser extent, the revenues associated with the Dropdown. The increase in revenues was also attributable to the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our

Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period, and the year ended December 31, 2018 includes the relevant production and approximately $2.2 million of revenues from those acquired interests.

Our revenues for the year ended December 31, 2017 increased by $26.7 million, from $3.6 million for the year ended December 31, 2016. The increase in revenues was primarily due to the $247.8 million acquisition of various mineral and royalty interests from the Contributing Parties at the closing of our IPO, the $29.3 million acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production and revenues from those acquired interests.

Our and our Predecessor’s revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,213,715 Boe or 15,159 Boe/d, for the year ended December 31, 2018, an increase of 1,136,136 Boe or 12,207 Boe/d, from 1,077,579 Boe or 2,952 Boe/d, for the year ended December 31, 2017. The increase in production was primarily attributable to the Haymaker Acquisition, which represents 884,963 Boe or 5,115 Boe/d. The increase in production volumes was also attributable to the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the year ended December 31, 2018 includes the relevant production from those acquired interests.

Our production volumes for the year ended December 31, 2017 increased by 916,836 Boe or 2,512 Boe/d, from 160,743 Boe or 440 Boe/d, for the year ended December 31, 2016.

Our operators received an average of $60.17 per Bbl of oil, $2.84 per Mcf of natural gas and $25.14 per Bbl of NGL for the volumes sold during the year ended December 31, 2018 and $47.08 per Bbl of oil, $2.74 per Mcf of natural gas and $21.52 per Bbl of NGL for the year ended December 31, 2017. The average prices received by our operators during the year ended December 31, 2018 increased 27.8% or $13.09 per Bbl of oil and 3.6% or $0.10 per Mcf of natural gas as compared to the year ended December 31, 2017. These changes are consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 28.4% or $14.43 per Bbl of oil and 5.4% or $0.16 per Mcf of natural gas for the comparable periods.

Average prices received by our operators during the year ended December 31, 2017 increased 21.7% or $8.39 per Bbl of oil and 24.0% or $0.53 per Mcf of natural gas as compared to our Predecessor’s operators which received an average of $38.69 per Bbl of oil, $2.21 per Mcf of natural gas and $15.99 per Bbl of NGL for the volumes sold during the year ended December 31, 2016. These increases in the average prices received by our and our Predecessor’s operators are consistent with prices experienced in the market, specifically when compared to the EIA average price increases of 17.8% or $7.66 per Bbl of oil and 18.7% or $0.47 per Mcf of natural gas for the comparable periods.

Loss on Commodity Derivative Instruments

Gain on commodity derivative instruments for the year ended December 31, 2018 includes $4.5 million of mark-to-market gains and $1.2 million of losses on the settlement of commodity derivative instruments compared to $0.3 million of mark-to-market losses for the year ended December 31, 2017. Our Predecessor did not have any commodity derivative instruments for the year ended December 31, 2016.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the year ended December 31, 2018 were $4.4 million, an increase of $1.9 million from $2.5 million for the year ended December 31, 2017. Of the increase in production and ad valorem taxes, $0.3 million was attributable to the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Also, partially contributing to the increase was $0.9 million in production and ad valorem taxes related to the properties acquired in the Haymaker Acquisition. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period, and the year ended December 31, 2018 includes $0.1 million of production and ad valorem taxes from those acquired interests. Overall, production and ad valorem taxes decreased as a percentage of total revenue for the year ended December 31, 2018 as compared to the year ended December 31, 2017 as a result of the assets acquired through the Haymaker Acquisition being located in states with lower production tax rates.

For the year ended December 31, 2017, production and ad valorem taxes increased by $2.2 million from $0.3 million for year ended December 31, 2016. The increase in production and ad valorem taxes was attributable to the $247.8 million acquisition of various mineral and royalty interests from the Contributing Parties at the closing of our IPO, the $29.3 million acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production and revenues from those acquired interests.

Depreciation, Depletion and Accretion Expense

Depreciation, depletion and accretion expense for the year ended December 31, 2018 was $25.2 million, an increase of $9.6 million from $15.6 million for the year ended December 31, 2017. The increase in the depreciation, depletion and accretion expense was primarily attributable to the Haymaker Acquisition in the third quarter of 2018 and the Dropdown in the fourth quarter of 2018, which together added approximately $251.3 million of depletable costs to the full-cost pool. Also contributing to the increase was a full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.

For the year ended December 31, 2017, depreciation, depletion and accretion expense increased by $14.0 million from $1.6 million for the year ended December 31, 2016. The increase in the depreciation, depletion and accretion expense was primarily attributable to the $247.8 million acquisition of various mineral and royalty interests from the Contributing Parties at the closing of our IPO, the $29.3 million acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production from those acquired properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $11.33 for the year ended December 31, 2018, a decrease of $3.06 per barrel from $14.39 average depletion rate per barrel for the year ended December 31, 2017. The decrease was primarily attributable to the $67.3 million of impairment recorded on our oil and natural gas properties during the year ended December 31, 2018.

For the year ended December 31, 2017, our average depletion rate per barrel increased by $4.53 per barrel from an average depletion rate of $9.86 per barrel for the year ended December 31, 2016. The increase in the average depletion rate per barrel was primarily attributable to the $247.8 million acquisition of various mineral and royalty interests from the Contributing Parties at the closing of our IPO, the $29.3 million acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production from those acquired properties.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

We recorded an impairment expense on our oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2018 following the expiration of the aforementioned exemption and an impairment expense of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling. As we do not intend to book proved undeveloped reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Additional impairments may be required to be recorded due to our decision to voluntarily and ratably eliminate, over time, our existing PUD reserves. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

No impairment expense was recorded for the year ended December 31, 2017. See “Factors Affecting the Comparability of Our Results to the Historical Results of Our Predecessor―Impairment of Oil and Natural Gas Properties”

for a discussion regarding the exemption of impairment of oil and natural gas properties for the Partnership for the period from February 8, 2017 to December 31, 2017.

Impairment for our Predecessor totaled $5.0 million for the year ended December 31, 2016, primarily due to the impact that declines in commodity prices had on the value of reserve estimates.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post‑production expense, and our Predecessor’s marketing and other deductions also include lease operating expenses related to its non‑operated working interests. Marketing and other deductions for the year ended December 31, 2018 were $4.7 million, an increase of $3.0 million from $1.7 million for the year ended December 31, 2017. The increase in marketing and other deductions was primarily attributable to the Haymaker Acquisition, which represents $2.2 million of the overall increase. Also contributing to the increase in marketing and other deductions was the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period, and the year ended December 31, 2018 includes approximately $0.5 million of marketing and other deductions from those acquired interests.

Marketing and other deductions for the year ended December 31, 2017 increased by $0.9 million from $0.8 million for the year ended December 31, 2016. The increase in marketing and other deductions was attributable to the $247.8 million acquisition of various mineral and royalty interests from the Contributing Parties at the closing of our IPO, the $29.3 million acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production and revenues from those acquired interests.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2018 were $16.8 million, an increase of $8.1 million from $8.7 million for the year ended December 31, 2017. The increase in general and administrative expenses was attributable to costs incurred related to our conversion to a corporation for income tax purposes and a $2.4 million increase in unit-based compensation expense during the year ended December 31, 2018. We  also incurred $2.3 million in general and administrative expense directly related to the Transition Services Agreement with Haymaker Services.  Additionally, the year ended December 31, 2018 includes the Partnership as a whole compared to the year ended December 31, 2017, when costs prior to February 8, 2017 only include the results of our Predecessor and do not include the results of the Partnership as a whole.

General and administrative expenses for the year ended December 31, 2017 increased by $7.0 million from our Predecessor’s general and administrative expenses of $1.7 million for year ended December 31, 2016. The increase in general and administrative expenses was attributable to the increased costs related to operating the Partnership as a publicly traded entity.

Interest Expense

Interest expense for the year ended December 31, 2018 was $4.1 million as compared to interest expense of $0.8 million for the year ended December 31, 2017. This increase was due to debt incurred to fund acquisitions in 2017 and 2018.

Interest expense for the year ended December 31, 2017 increased by $0.4 million as compared to our Predecessor’s interest expense of $0.4 million for the year ended December 31, 2016.

Provision for Income Taxes

Our provision for income taxes was de minimis for the year ended December 31, 2018. We recorded a provision for income taxes due to the change in our income tax status. Prior to the third quarter of 2018, we had no provision for or benefit from income taxes. Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. See Note 12—Income Taxes for further discussion.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings and our primary uses of cash are distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. On July 12, 2018, we entered into an amendment to the 2017 Credit Agreement, increasing commitments under the secured revolving credit facility from $50.0 million to $200.0 million, with an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million (subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders), to be used for general partnership purposes, including working capital and acquisitions, among other things. The first redetermination date under the Amended Credit Agreement was November 1, 2018, and the borrowing base was re-affirmed at $200.0 million. The next redetermination date under the Amended Credit Agreement is May 1, 2019. As of March 1, 2019, we had an outstanding balance of $87.3 million under our secured revolving credit facility.

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. Available cash is defined in the limited liability company agreement of the Operating Company, our partnership agreement and in “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Definition of Available Cash.” We expect that the Operating Company's available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate. We do not currently intend to maintain reserve cash for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we completed the Haymaker Acquisition by providing equity consideration for the transaction in the form of 10,000,000 common units and funding the cash consideration of the transaction through the net proceeds from the 2018 Preferred Offering and borrowings of $124.0 million under the Amended Credit Agreement, while the Dropdown was financed by providing equity consideration for the transaction in the form of 6,500,000 OpCo Common Units and an equal number of Class B Units. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted.

On  February 6, 2019,  we paid a quarterly cash distribution on the Series A Preferred Units of $17.27 per Series A Preferred Unit, resulting in a total quarterly distribution of approximately $1.9 million for the quarter ended December 31, 2018.

On January 25, 2019, the Board of Directors declared a quarterly cash distribution of $0.40 per common unit for the quarter ended December 31, 2018. The distribution was paid on February 11, 2019 to common unitholders of record as of the close of business on February 4, 2019. The difference between the declared distribution and the cash available for distribution is primarily attributable to the assets acquired in the Dropdown being effective on October 1, 2018, but only reflected in the condensed consolidated financial statements from December 20, 2018 onward.

On February 6, 2019, we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $18,000 for the quarter ended December 31, 2018.

2018 Equity Offering

In October 2018, we completed an underwritten public offering of 3,450,000 common units, including an additional 450,000 common units in connection with the exercise of the underwriters’ option to purchase additional common units pursuant to the offering. We received net proceeds from the 2018 Equity Offering of approximately $61.8 million, net of the underwriting discount and offering expenses. We used the net proceeds to purchase OpCo Common Units. The Operating Company in turn used the net proceeds to repay a portion of the outstanding borrowings under our secured revolving credit facility.

Cash Flows

The following table presents our and our Predecessor’s cash flows for the periods indicated.

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Cash Flow Data:
Cash flows provided by operating activities	$33,202,980	$18,573,481	$186,719	$1,086,603
Cash flows used in investing activities	(200,928,162)	(125,910,708)	(523)	(97,464)
Cash flows provided (used in) by financing activities	177,873,674	112,962,722	—	(863,000)
Net increase in cash	$10,148,492	$5,625,495	$186,196	$126,139

Operating Activities

Our and our Predecessor’s operating cash flow is impacted by many variables, the most significant of which is the change in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our and our Predecessor’s control and are difficult to predict. Cash flows provided by operating activities for the year ended December31, 2018 were $33.2 million, an increase of $14.4 million compared to $18.8 million for the year ended December 31, 2017. The increase in cash flows provided by operating activities was primarily attributable to the Haymaker Acquisition and to the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the year ended December 31, 2018 includes approximately $1.6 million in cash flows provided by operating activities from those acquired interests. To a lesser extent, an increase in the price received for oil, natural gas and NGL production also contributed to the increase in cash flow provided by operating activities.

Cash flows provided by operating activities for the year ended December 31, 2017 increased by $17.7 million compared to our Predecessor’s cash flows provided by operating activities of $1.1 million for the year ended December 31, 2016. The increase was largely attributable to the $247.8 million acquisition of various mineral and royalty interests from the Contributing Parties at the closing of our IPO, the $29.3 million acquisition of various mineral and royalty interests throughout the 2017 period and the relevant production and revenues from those acquired interests.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2018 increased by $75.0 million compared to the year ended December 31, 2017. For the year ended December 31, 2018 we used $211.1 million primarily to fund the Haymaker Acquisition and $0.4 million to fund the remodel of office space, partially offset by $10.6 million in proceeds received from the sale of oil and natural gas properties. For the year ended December 31, 2017, we used the $96.2 million in proceeds received from our IPO to pay the cash portion of our acquisition of oil and natural gas properties at the IPO and we used $29.3 million to fund the acquisition of various mineral and royalty interests.

Cash flows used in investing activities for the year ended December 31, 2017 increased by $125.8 million compared to our Predecessor’s cash flows used in investing activities for the year ended December 31, 2016 of $0.1 million. The purchase of interests in producing oil and gas properties and office equipment accounted for our Predecessor’s cash outlays for investing activities.

Financing Activities

Cash flows provided by financing activities were $177.9 million for the year ended December 31, 2018, an increase of $64.9 million compared to $113.0 million for the year ended December 31, 2017. Cash flows provided by financing activities for the year ended December 31, 2018 consist of $124.4 million of additional borrowings under our secured revolving credit facility, $103.4 million in net proceeds from the 2018 Preferred Offering, $61.8 million in net proceeds from the 2018 Equity Offering and $1.0 million in contributions from our Class B unitholders, partially offset by $41.0 million of distributions paid to holders of common units, Series A Preferred Units and Class B Units,  $67.9 million of repayments on our secured revolving credit facility and $3.4 million paid in loan origination costs. During the year ended December 31, 2017, we received $96.2 million in proceeds from our IPO, borrowed $30.8 million, paid a distribution to holders of common units of $13.8 million and paid loan origination costs of $0.3 million.

Cash flows used in financing activities were $0.9 million for the year ended December 31, 2016, which includes the repayment of long-term debt.

Capital Expenditures

During the year ended December 31, 2018, we paid approximately $211.1 million for the acquisition of oil and gas mineral and royalty properties, primarily in connection with the Haymaker Acquisition. During the period from February 8, 2017 to December 31, 2017, we acquired mineral and royalty interests from the Contributing Parties for common units with a total value at the IPO of $169.1 million and $96.2 million in cash. Additionally, we spent an aggregate amount of $29.3 million for the acquisition of various mineral and royalty interests. During the year ended December 31, 2016, our Predecessor spent $0.1 million on lease and well equipment related to our working interests and office equipment.

Indebtedness

In connection with our IPO, on January 11, 2017, we entered into the 2017 Credit Agreement providing for a $50.0 million secured revolving credit facility secured by substantially all of our assets and the assets of our wholly owned subsidiaries. In connection with the Haymaker Acquisition, we entered into the Credit Agreement Amendment. Under the Amended Credit Agreement, availability under our secured revolving credit facility will continue to equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The secured revolving credit facility will mature on February 8, 2022.

Pursuant to the Credit Agreement Amendment, aggregate commitments under the Amended Credit Agreement were increased to $200.0 million providing for maximum availability of $200.0 million. The borrowing base will be redetermined semiannually on November 1 and May 1 of each year based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries; the borrowing base was reaffirmed at $200.0 million in connection with the November 1, 2018 redetermination date. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of December 31, 2018, we had outstanding borrowings of $87.3 million under the secured revolving credit facility and $112.7 million of available capacity.

For additional information on our Amended Credit Agreement, please read Note 8―Long-Term Debt to the consolidated financial statements included in Item 8 of this Annual Report.

Off-Balance Sheet Arrangements

As of December 31, 2018, neither we nor our Predecessor had any off-balance sheet arrangements other than operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

		Less than			More than 5
	Total	1 year	1‑3 years	3‑5 years	years
Long-term debt	$87,309,544	$—	$87,309,544	$—	$—
Operating leases	5,122,005	369,079	1,011,157	980,489	2,761,280
Total	$92,431,549	369,079	$88,320,701	$980,489	$2,761,280

New and Revised Financial Accounting Standards

The effects of new accounting pronouncements are discussed in Note 2—Summary of Significant Accounting Policies within the financial statements included elsewhere in this Annual Report.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Certain of our accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. The following discussions of critical accounting estimates, including any related discussion of contingencies, address all important accounting areas where the nature of accounting estimates or assumptions could be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. Below, we have provided expanded discussion of our more significant accounting policies.

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

Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We assess all items classified as unevaluated property on an annual basis for possible impairment. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: the operators’ intent to drill; remaining lease term; geological and geophysical evaluations; the operators’ drilling results and activity; the assignment of proved reserves; and the economic viability of operator development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

Derivatives and Financial Instruments

Our ongoing operations expose us to changes in the market price for oil and natural gas. To mitigate the given commodity price risk associated with its operations, we entered into oil and natural gas derivative contracts. Entrance into such contracts is dependent upon prevailing or anticipated market conditions. From time to time, such contracts may include fixed-price contracts, variable to fixed price swaps, costless collars, and other contractual arrangements. The impact of these derivative instruments could affect the amount of revenue we ultimately record.

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

Impairment

The net capitalized costs of proved oil, natural gas and NGL properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. Estimated future net revenues are calculated as estimated future revenues from oil, natural gas and NGL properties less production taxes, ad valorem taxes and gas marketing expenses. To the extent capitalized costs of evaluated oil, natural gas and properties, net of accumulated depreciation, depletion, amortization, impairment and deferred income taxes exceed the discounted future net revenues of proved oil, natural gas and NGL reserves, less any related income tax effects, the excess capitalized costs are charged to expense. In calculating future net revenues, prices are calculated as the average oil, natural gas and NGL prices during the preceding 12‑month period prior to the end of the current reporting period, determined as the unweighted arithmetic average first‑day‑of‑the‑month prices for the prior 12‑month period and costs used are those as of the end of the reporting period.

Accounting for Unit‑Based Compensation

We measure unit‑based compensation grants at their grant date fair value and related compensation expense is recognized over the vesting period of the grant. The fair value of our restricted units issued under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (“LTIP”) to our employees and directors is determined by utilizing the market value of our common units on the respective grant date. The LTIP and related accounting policies are defined and described more fully in Note 11—Unit-Based Compensation in our audited consolidation financial statements included elsewhere in this Annual Report.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on results of operations for the period from January 1, 2016 through December 31, 2018.

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

Our commodity derivative contracts consist of fixed price swaps, under which we receive a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

Because we have not designated any of our derivative contracts as hedges for accounting purposes, changes in fair values of our derivative contracts will be recognized as gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on future prices as of period-end compared to the contract price. See Note 4—Derivatives to the consolidated financial statements in Item 8 of this Annual Report for additional information regarding our commodity derivatives.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2018, we had one counterparty, which is also a lender under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. During the year ended December 31, 2018, our top purchaser accounted for approximately 10% of our oil, natural gas and NGL revenues. During the period from February 8, 2017 to December 31, 2017, one purchaser accounted for approximately 14% of our oil, natural gas and NGL revenues. During the year ended December 31, 2016, three purchasers accounted for approximately 20%, 13% and 10% of our Predecessor’s oil, natural gas and NGL revenues. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of December 31, 2018, we had total borrowings outstanding under our secured revolving credit facility of $87.3 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.9 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

Item 8. Financial Statements and Supplementary Data

The Partnership’s consolidated financial statements required by this item are included in this Annual Report beginning on page F‑1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that, as of December 31, 2018,  our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for the executive officers, directors and director nominees of our General Partner as of December 31, 2018. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board of Directors. Messrs. R. Ravnaas and D. Ravnaas are father and son, respectively, and Messrs. Fortson and Wynne are father‑in‑law and son‑in‑law, respectively.

Name	Age	Position With Our General Partner
Robert D. Ravnaas	61	Chief Executive Officer and Chairman of the Board of Directors
R. Davis Ravnaas	33	President and Chief Financial Officer
Matthew S. Daly	46	Chief Operating Officer
Jeff McInnis	42	Chief Commercial Officer
R. Blayne Rhynsburger	32	Controller
Brett G. Taylor	58	Executive Vice Chairman of the Board of Directors
Ben J. Fortson	86	Director
T. Scott Martin	68	Director
Mitch S. Wynne	60	Director
William H. Adams III	60	Independent Director
Craig Stone	55	Independent Director
Erik B. Daugbjerg	49	Independent Director

Robert D. Ravnaas. Robert D. Ravnaas was appointed Chief Executive Officer of our General Partner and Chairman of the Board of Directors in November 2015. Mr. R. Ravnaas served as President of Cawley, Gillespie & Associates, Inc., a petroleum engineering firm, from 2011 until February 2017. He also served as President and director of Rivercrest Royalties II, LLC from 2014 until December 2017, and as President and director of our Predecessor from 2013 until our IPO, and he is a partial owner of certain of the Contributing Parties. Prior to joining Cawley, Gillespie & Associates, Inc. in 1983, he worked as a Production Engineer for Amoco Production Company from 1981 to 1983. Mr. R. Ravnaas received a Bachelor of Science degree with special honors in Chemical Engineering from the University of Colorado at Boulder and a Master of Science degree in Petroleum Engineering from the University of Texas at Austin. He is a registered professional engineer in Texas and a member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers and the American Association of Petroleum Geologists. Mr. R. Ravnaas was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

R. Davis Ravnaas. R. Davis Ravnaas was appointed President and Chief Financial Officer of our General Partner in November 2015. Mr. D. Ravnaas co‑founded our Predecessor in October 2013, served as Vice President and Chief Financial Officer from November 2013 to October 2015 and has served as President and Chief Financial Officer of our Predecessor from October 2015 until our IPO. He has also served as Vice President and Chief Financial Officer of Rivercrest Royalties Holdings II, LLC and/or its predecessor, Rivercrest Royalties II, LLC, since August 2014, and he is a partial owner of certain of the Contributing Parties. From 2010 to 2012, Mr. D. Ravnaas was responsible for sourcing, evaluating and monitoring investments in energy and industrials companies as an associate investment professional with Crestview Partners, a New York based private equity fund with $6.0 billion under management. Mr. D. Ravnaas left Crestview Partners in 2012 to attend the Stanford Graduate School of Business, where he earned his Master in Business Administration in 2014. Mr. D. Ravnaas also has an AB in Economics from Princeton University and a MSc in Finance and Economics from the London School of Economics.

Matthew S. Daly. Matthew S. Daly was appointed Chief Operating Officer of our General Partner in May 2017. Mr. Daly has served as Senior Vice President—Corporate Development of our General Partner since September 2016. Mr. Daly served as Senior Vice President—Corporate Development of our Predecessor from August 2016 until our IPO. From 2014 to 2016, Mr. Daly served as Senior Analyst—Energy at Hirzel Capital Management LLC, a Dallas‑based hedge fund, where he managed public energy investments. From 2004 to 2013, he served as Senior Analyst—Energy at Kleinheinz Capital Partners, Inc., where he managed public and private energy investments and assisted with macro hedging trades. From 2002 to 2004, Mr. Daly was a Vice President—Mergers and Acquisitions at Lazard Frères & Co. in

New York City. Mr. Daly has a Bachelor of Business Administration from the University of Texas at Austin and a Master of Business Administration from the University of Chicago Booth School of Business and is a certified public accountant.

Jeff McInnis.  Jeff McInnis was appointed Chief Commercial Officer of our General Partner in November 2018. Previously Mr. McInnis served as Chief Accounting Officer of our General Partner from November 2015 until November 2018. Mr. McInnis served as Chief Accounting Officer of our Predecessor from May 2015 until our IPO. From June 2014 until May 2015, Mr. McInnis worked as an independent consultant, advising oil and gas companies on accounting and financial reporting matters. Previously, he was Director of Financial Reporting at JP Energy Partners LP, a midstream master limited partnership, from 2012 to June 2014. From 2010 to 2012, Mr. McInnis was Controller at Hill & Hill Production, a suite of private, family‑run entities concentrated on exploration and production oil and gas ventures. Additionally, he held positions at PricewaterhouseCoopers LLP in their Assurance group from 2003 to 2006 and again from 2009 to 2010 and as a Transaction Services Manager from 2006 to 2009, during which time he specialized in providing services to a variety of public and private clients. From 2001 to 2003, he was an International Accounting Analyst at Triton Energy Limited. Mr. McInnis has a Bachelor of Business Administration degree in Accounting and Finance and a Master of Accounting degree from Texas Christian University and is a certified public accountant.

R. Blayne Rhynsburger. R. Blayne Rhynsburger has served as the Controller of the General Partner since February 2017.  Mr. Rhynsburger previously served as the Controller of our Predecessor from November 2015 until our IPO. Prior to that time, Mr. Rhynsburger served as audit manager from July 2014 to November 2015, audit senior from July 2011 to June 2014, and audit staff from September 2009 to June 2011 at Whitley Penn LLP, where he specialized in assurance and advisory services for clients in multiple industries, primarily energy clients in the public and private sectors. Mr. Rhynsburger also has served as an adjunct professor of petroleum accounting in the graduate school of Texas Christian University’s Neeley School of Business since 2015. Mr. Rhynsburger holds a Bachelor of Business Administration degree in Accounting and Finance and a Master of Accounting degree from Texas Christian University. He is also a member of the Texas Society of Certified Public Accountants.

Brett G. Taylor. Brett G. Taylor was appointed as Executive Vice Chairman of the Board of Directors in November 2015. Mr. Taylor has over 33 years of experience in the oil and gas industry as a petroleum landman. He began his career at Texas Oil and Gas Corporation from 1982 to 1985. He then spent thirteen years at Fortson Oil Company, where he served as Land Manager and Vice President—Land from 1985 to 1998. In 1998, Mr. Taylor co‑founded, with Joe B. Neuhoff, Neuhoff‑Taylor Royalty Company and began acquiring producing royalties and minerals. He has also served as President and Chief Executive Officer of various private companies since 1998, and certain of such companies are Contributing Parties. Mr. Taylor has a Bachelor of Business Administration—Petroleum Land Management degree from the University of Texas at Austin and is a member of the American Association of Professional Landmen. Mr. Taylor was selected to serve as a director because of his broad knowledge of land management, oil and gas title, due diligence and related matters.

Ben J. Fortson. Ben J. Fortson was appointed as a director of our General Partner in November 2015. He has nearly 60 years of experience in the oil and gas industry. Mr. Fortson has served as President and Chief Executive Officer of Fortson Oil Company since 1986 and has been Chief Investment Officer and an Executive Vice President or Vice President of the Kimbell Art Foundation, a Contributing Party, since 1975. Mr. Fortson has served on the Board of Trustees of the Kimbell Art Foundation since 1964.  He is also a member of the Exchange Club of Fort Worth, a Trustee Emeritus of Texas Christian University and an Emeritus Member of the All‑American Wildcatters. Mr. Fortson has a Bachelor of Arts degree from the Texas Christian University. Mr. Fortson was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

T. Scott Martin. T. Scott Martin was appointed as a director of our General Partner in November 2015. Mr. Martin served as Chief Executive Officer of our Predecessor since July 2014 until our IPO. Mr. Martin has served as Chief Executive Officer and Chairman of EE3 LLC since 2013. He has also served as Chairman of the board of directors of Rivercrest Royalties Holdings II, LLC and/or its predecessor, Rivercrest Royalties II, LLC, since July 2015. He has over 35 years of experience in the oil and gas industry. Mr. Martin founded Ellora Energy LLC in 1995 and was Chairman and Chief Executive Officer of Ellora Energy Inc. from 2002 to 2010. Before that, he was Chief Operating Officer of Alta Energy Corporation from 1992 to 1994, Chief Executive Officer of TPEX Exploration, Inc. from 1990 to 1992 and a consulting engineer at BWAB, Inc. from 1985 to 1990. Mr. Martin began his career in the oil and gas industry in 1979 at Amoco Production Company. Mr. Martin has a Bachelor of Arts degree in Biology from Colorado College and a degree in Chemical Engineering from the University of Colorado at Boulder. He is a member of the Society of Petroleum Engineers and the Independent Petroleum Association of America. Mr. Martin was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

William H. Adams III. William H. Adams III was appointed as a director of our General Partner effective as of the date that our common units were first listed on the NYSE. Since 2007, Mr. Adams has served as Chairman and Principal Owner of Texas Appliance Supply, Inc., a wholesale and retail appliance distribution company. From 1981 to 2006, Mr. Adams held a variety of positions in the commercial and energy banking sector, including as Executive Regional President of Texas Bank in Fort Worth and as President of Frost Bank—Arlington. From 2001 to 2010, Mr. Adams served as a member of the board of directors of XTO Energy, Inc. Mr. Adams currently serves as a member of the board of directors of Morningstar Partners, a private oil and gas production company, and as a member of the board of directors of Graham Savings and Loan, SSB, a privately owned savings bank. Mr. Adams has a Bachelor of Business Administration in Finance from Texas Tech University. Mr. Adams was selected to serve as a director because of his extensive experience in the energy banking sector and as a former director of a public oil and gas company.

Craig Stone. Craig Stone was appointed as a director of our General Partner effective as of the date that our common units were first listed on the NYSE. Mr. Stone concluded a 30‑year career with Ernst & Young LLP when he retired effective September 2015. Prior to his retirement from Ernst & Young LLP, Mr. Stone was an audit partner and the Fort Worth Managing Partner at Ernst & Young LLP. Over the course of his career, he has served many public oil and gas clients and assisted in numerous mergers, acquisitions and public offerings, including initial public offerings, secondary offerings and public debt transactions. In February 2017, Mr. Stone accepted a ministry position with the Hills Church where he oversees and manages campus construction and enhancement plans and other strategic expansion initiatives. He has a Bachelor of Sciences in Accounting from Abilene Christian University and is a certified public accountant. Mr. Stone was selected to serve as a director because of his extensive financial experience with public oil and gas companies.

Erik Daugbjerg. Erik Daugbjerg was appointed as a director of our General Partner in April 2018. Mr. Daugbjerg has more than twenty years of experience in upstream and midstream energy companies, including founding roles at two oil and gas operators based in the Permian Basin. Prior to Concho Resources, Inc.’s acquisition of RSP Permian, Inc. in July 2018, Mr. Daugbjerg served as the Executive Vice President of Land and Business Development of RSP Permian, Inc., a role to which he was appointed in March 2017. Starting in 2010, Mr. Daugbjerg served in various other roles for RSP Permian, Inc. and its affiliates, including Vice President of Business Development and Vice President of Marketing. Mr. Daugbjerg has a Bachelor in Business Administration degree from Southern Methodist University and is active with several Texas energy industry organizations. Mr. Daugbjerg was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

Director Independence

Because we are a limited partnership, we rely on an exemption from the provisions of the NYSE Listed Company Manual that would otherwise require our Board of Directors to be composed of a majority of independent directors. We are not required to have a compensation committee or a nominating and governance committee, although we have elected to confer matters related to the compensation of the executive officers and directors of our General Partner to the conflicts and compensation committee. In addition, we are required to have an audit committee composed of at least three members who meet the independence and experience tests established by the NYSE and the Exchange Act. Our Board of Directors has determined that William H. Adams III, Craig Stone and Erik B. Daugbjerg, each of whom serves on our audit committee (the “Audit Committee”) and our conflicts and compensation committee (the “Conflicts and Compensation Committee”), are independent under the independence standards of the NYSE and the Exchange Act.

Board Role in Risk Oversight

Our corporate governance guidelines (“Governance Guidelines”) provide that the Board of Directors is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is largely satisfied by the Audit Committee, which is responsible for reviewing and discussing with management and our registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies. Our Governance Guidelines are available on our website at www.kimbellrp.com under “Investor Relations—Corporate Governance.”

Committees of the Board of Directors

The Board of Directors has an audit committee and a conflicts and compensation committee. The Board of Directors may also have such other committees as it determines from time to time.

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and Rule 10A‑3 promulgated under the Exchange Act. The Audit Committee is composed of William H. Adams III,  Craig Stone and Erik B. Daugbjerg. The Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approves all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and pre‑approves any non‑audit services and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee and our management, as necessary.

Each of Messrs. Adams,  Stone and Daugbjerg is deemed to be “financially literate” as defined by the listing standards of NYSE, and Mr. Stone is deemed an “audit committee financial expert,” as defined in SEC regulations. Each of the members of the Audit Committee is independent under the independence standards of the NYSE. Our Audit Committee charter is available on our website at www.kimbellrp.com under “Investor Relations—Corporate Governance.”

Conflicts and Compensation Committee

In accordance with the terms of our partnership agreement, at least two members of the Board of Directors will serve on our Conflicts and Compensation Committee to review specific matters that may involve conflicts of interest. The Conflicts and Compensation Committee is also responsible for the oversight, and periodic review of, the General Partner’s compensation philosophy and the effectiveness of the various elements of the General Partner’s compensation program. The Conflicts and Compensation Committee is currently composed of William H. Adams III,  Craig Stone and Erik B. Daugbjerg. The members of our Conflicts and Compensation Committee cannot be officers or employees of our General Partner or directors, officers or employees of its affiliates or the Contributing Parties and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors.

In addition, the members of our Conflicts and Compensation Committee cannot own any interest in our General Partner, its affiliates or the Contributing Parties or any interest in us or our subsidiaries other than common units and awards, if any, under our long‑term incentive plan. Our Conflicts and Compensation Committee charter is available on our website at www.kimbellrp.com under “Investor Relations—Corporate Governance.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during fiscal year 2018 all our directors,  executive officers and persons who beneficially own more than 10 percent of a registered class of our equity securities complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except that a Form 4 transaction was reported late on a Form 5 filed jointly by Kimbell Holdings and our General Partner and on Forms 5 filed by each of BGT Investments, LLC, Double Eagle Interests, LLC and Rochelle Royalties, LLC, each a member of Kimbell Holdings, in each case to report transactions relating to our previously disclosed Restructuring.

 Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, directors and officers. Our Code of Business Conduct and Ethics covers topics including, but not limited to, conflicts of interest, insider dealing, competition, discrimination and harassment, confidentiality, bribery and corruption, sanctions and compliance procedures. Our Code of Business Conduct and Ethics covers topics including, but not limited to, conflicts of interest, gifts and disclosure controls. Our Code of Business Conduct and Ethics is posted on the “Corporate Governance” section of our website at www.kimbellrp.com under “Investor Relations—Corporate Governance.”

Corporate Governance Information

Interested parties may communicate directly with the independent members of the Board of Directors by submitting correspondence in an envelope marked “Confidential” addressed to the “Independent Members of the Board” in care of the secretary of the General Partner at the following address:

Kimbell Royalty Partners, LP

777 Taylor Street, Suite 810

Fort Worth, Texas 76102

Our Governance Guidelines, which contain our definition of director independence, provide that the non-management directors of the Board of Directors will meet periodically in executive sessions without management participation. Additionally, all of the independent directors of the Board of Directors meet in executive sessions without management participation or participation by non-independent directors at least once a year. Currently, the chairman of the Audit Committee of the Board of Directors, Craig Stone, presides at the executive sessions of the non-management directors and the executive sessions of the independent directors.  This information is also available on our website at www.kimbellrp.com under “Investor Relations—Corporate Governance.”

Item 11. Executive Compensation and Other Information

Compensation Discussion and Analysis

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act. This Compensation Discussion and Analysis (“CD&A”) describes the rationale and policies with regard to the compensation of our named executive officers (“Named Executive Officers” or “NEOs”) for the year ended December 31, 2018. As an emerging growth company, our NEOs include the Chief Executive Officer and our other two most highly compensated officers. Our Named Executive Officers for the year ended December 31, 2018 include:

Name	Principal Position
Robert D. Ravnaas	Chairman and Chief Executive Officer
R. Davis Ravnaas	President and Chief Financial Officer
Matthew S. Daly	Chief Operating Officer

This CD&A is intended to provide context for the tabular disclosure provided in the executive compensation tables below and to provide investors with the material information necessary to understanding our executive compensation program.

Overview of Our Executive Compensation Program

Our General Partner has the sole responsibility for conducting our business and for managing our operations, and its executive officers and the Board of Directors make decisions on our behalf. We do not directly employ any of the persons responsible for managing our business. Our General  Partner’s executive officers manage and operate our business as part of the services provided by Kimbell Operating to our General Partner under a management services agreement. All of our General Partner’s executive officers and other employees necessary to operate our business are employed and compensated by Kimbell Operating or an entity with which Kimbell Operating arranges for the provision of services. The compensation for all our executive officers is indirectly paid by us pursuant to the management services agreement with Kimbell Operating as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.”

The Partnership’s Conflicts and Compensation Committee adopted an annual review process for our executive compensation program. The most recent review of our executive compensation program was conducted in December 2018. This annual review process allows us to adjust our position based on market conditions and our business strategy to provide continual alignment between our compensation philosophy and corporate objectives.

Use of an Independent Compensation Advisory Firm

In October of 2018 we engaged Pearl Meyer LLC (“Pearl Meyer”) to review our compensation practices against the norms of its competitive markets.

Pearl Meyer also provided the Conflicts and Compensation Committee with an Independence Letter consistent with and confirming their independence with the rules under the Dodd-Frank Act, and corresponding regulations issued by the SEC and the NYSE requiring certification of their compliance as our independent compensation advisor to the Conflicts and Compensation Committee.

The Benchmarking and Market Evaluation Process

Pearl Meyer went through a formal process to identify peers in and surrounding our operations and revenue scope. This process was completed in late November 2018, and Pearl Meyer provided the Conflicts and Compensation Committee with its findings after such time. The findings indicated that the overall compensation of each of the three NEOs was at or slightly below the market median.

Later in the year and into 2019 Pearl Meyer worked with management of the General Partner and the Conflicts and Compensation Committee, including outside counsel to assist in the development of formal measures for our long-

term plan and reviewed both the long and the short-term incentive plans and assisted in certain modifications to the long-term incentive program. Both plans have quantitative measures directly linked to the desired financial and operational goals to the NEOs pay opportunities.

Key Components of Our Executive Compensation Program and Compensation Mix

Our executive compensation program is a traditional structure that has been customized to align with our business and organizational objectives. We annually evaluate the various components of our compensation program relative to the competitive market. Our compensation and benefit programs for the year ended December 31, 2018 consisted of the following key components, which are described in greater detail below:

•	Base salary;
•	Short-term incentive cash bonuses (“STI Bonuses”);
•	Long-term incentive restricted units;
•	Other compensation, consisting of distributions received and stock vesting from the awarded restricted units; and
•	Broad-based retirement, health, and welfare benefits.

In allocating compensation among the various components, we emphasize performance-based, at-risk compensation while also providing competitive levels of fixed compensation. Long-term incentives constitute the largest portion of total compensation and provide an important connection to common unitholder interests. We do not target a specific percentage for each element of compensation relative to total compensation. We evaluate each element against the competitive market within the parameters of our compensation strategy. Therefore, the relative weighting of each element of our total pay mix may change over time as the competitive market moves or other market conditions that affect us change. Our resulting compensation mix reflects alignment with our compensation strategy of competitively targeting the market for all elements of compensation. Below expected performance against the goals in our short or long-term plans will generally yield below market total pay but performance above our operational and financial targets can yield pay above market median into the upper third quartile of the market.

The charts below show our 2018 compensation mix for Mr. Ravnaas, our Chief Executive Officer, and the average 2018 compensation mix of our other NEOs for the year ended December 31, 2018.

The table below presents the annual compensation of our Named Executive Officers for the years ended December 31, 2018 and 2017.

		Short-Term	Long-Term	Other
Name and Principal Position	Salary (1)	Incentive Bonus	Restricted Units (2)(3)	Compensation (4)	Total

December 31, 2018
Robert D. Ravnaas	$300,000	$300,000	$4,221,724	$303,048	$5,124,772
Chairman and Chief Executive Officer
R. Davis Ravnaas	$275,000	$275,000	$2,826,549	$104,145	$3,480,694
President and Chief Financial Officer
Matthew S. Daly	$250,000	$220,000	$1,652,896	$26,720	$2,149,616
Chief Operating Officer

December 31, 2017
Robert D. Ravnaas	$275,562	$125,000	$423,765	$123,809	$948,136
Chairman and Chief Executive Officer
R. Davis Ravnaas	$253,355	$120,000	$423,765	$13,809	$810,929
President and Chief Financial Officer
Matthew S. Daly	$159,359	$75,000	$53,502	$1,743	$289,604
Chief Operating Officer

(1)

Each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly began to receive compensation from our General Partner following the consummation of our IPO on February 8, 2017. Therefore, the amounts shown for the year ended December 31, 2017 represent the salary earned by each NEO for his partial year of service.

(2)

Amounts for 2018 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the January 29, 2018 grant date and the December 7, 2018 grant date at $19.10 and $17.43, respectively, per common unit. The January 29, 2018 grant reflects restricted units granted in connection with the 2017 year end, whereas the December 7, 2018 grants reflect restricted units granted in connection with the 2018 year end. Although grants in 2018 were made in January and December, in future years it is expected that NEOs will receive a single long-term incentive grant in the first quarter each year.

(3)	Amounts for 2017 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the grant date at $18.72 per common unit.
(4)	Amounts reflected in other compensation are presented in the table below:

	Management	Distributions
	Services	on Long-Term	401(k) Matching	Total Other
Name	Agreement	Restricted Units	Contributions	Compensation

December 31, 2018
Robert D. Ravnaas	$130,000	$163,048	$10,000	$303,048
R. Davis Ravnaas	$—	$94,812	$9,333	$104,145
Matthew S. Daly	$—	$18,797	$7,923	$26,720

December 31, 2017
Robert D. Ravnaas	$110,000	$13,809	$—	$123,809
R. Davis Ravnaas	$—	$13,809	$—	$13,809
Matthew S. Daly	$—	$1,743	$—	$1,743

(i) Amounts reflect Mr. Ravnaas’ compensation as part of the service agreement with Steward Royalties. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.”

Elements of the Executive Compensation Program

Base Salary

Each NEO’s base salary is a fixed component of compensation based on the position, the incumbent’s experience and demonstrated level of expertise. Base pay, once set each year, does not vary depending on the level of performance achieved. As a result, our philosophy is to set base salary at a sufficient level necessary to attract and retain individuals with superior talent,  expertise and experience. We review the base salaries for each NEO annually as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review, we consider individual and company performance over the course of that year.

Short-Term Incentive Bonuses

The STI Bonuses provide our NEOs with an incentive in the form of an annual cash bonus to achieve our overall qualitative business goals. For the 2018 fiscal year, Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly had an annual target bonus amount of $300,000, $275,000 and $220,000, respectively. The actual amounts of Messrs. Robert D. Ravnaas’, R. Davis Ravnaas’ and Matthew Daly’s annual bonuses are determined by the Conflicts and Compensation Committee in its sole discretion and may be higher or lower than their target amounts.

The 2018 bonuses for each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly were based on their target bonus, qualitative performance and other discretionary factors, including achievement of strategic objectives, goals in compliance and ethics and teamwork within the Partnership. A variety of qualitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor being determinative to the overall bonus decision. The factors considered by the Conflicts and Compensation Committee in connection with Messrs. Robert D. Ravnaas’, R. Davis Ravnaas’ and Matthew S. Daly’s year ended December 31, 2018 bonuses are discussed in more detail below.

In making the bonus determinations for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, other post-performance evaluation criteria taken into account included performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure and investment and cost-savings initiatives. Non-financial factors considered also included, among other items, providing strategic leadership and direction for the Partnership, including corporate governance matters, managing the strategic direction of the Partnership, increasing operational efficiency, expanding our asset base and communicating to investors and other important constituencies.

For the year ended December 31, 2018, after considering the factors described above and management’s recommendations, the Conflicts and Compensation Committee determined that the bonuses for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be set at amounts equal to 100% of their annual target bonus amounts. This is reflected in the Conflicts and Compensation Committee’s and management’s assessment that overall corporate performance and discretionary factors justified payment of such bonus to each of them based on their and the Partnership’s performance during the fiscal year. Specifically, the Conflicts and Compensation Committee set the amount of Mr. Robert D. Ravnaas’ bonus after considering the quality of his individual performance in managing the overall operations and resources of the Partnership, the amount of Mr. R. Davis Ravnaas’ bonus after considering the quality of his individual performance in running the partnership-wide finance function and the amount of Mr. Matthew S. Daly’s bonus after considering the quality of his individual performance in running the ongoing business operations as well as the performance of the Partnership.

Long-Term Incentive Awards

The Board of Directors granted awards under the LTIP  to our NEOs on January 29, 2018 and December 7, 2018 consisting of 127,035 and 360,000, respectively, restricted units of the Partnership or, “restricted units”. Each award is subject to the terms and conditions of the award agreement that we entered into with the applicable NEO. The restricted units vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through each applicable vesting date. Upon a grantee’s termination of service for any reason other than death or disability, all unvested restricted units will be immediately forfeited as of the date of termination. In the case of termination resulting from death or disability, all unvested restricted units will become fully vested as of the date of termination.

Although the Board of Directors made a second grant in 2018 in connection with the benchmarking process with Pearl Meyer discussed above, it is expected that no annual long-term incentive awards will be made to our executive officers in 2019 and that beginning in 2020 and subsequent years, long-term incentive awards will be made once annually in the first quarter of each year.

The following table reflects information regarding outstanding unvested restricted units held by our NEOs as of December 31, 2018.

	Unit Awards
	Number of	Market Value of
	Restricted Units that	Restricted Units that
Name	have not vested (1)	have not vested (2)
Robert D. Ravnaas	249,676	$3,390,600
R. Davis Ravnaas	173,570	$2,357,081
Matthew S. Daly	95,876	$1,301,996

(1)

The NEO’s outstanding restricted units will generally vest in accordance with the schedule set forth above under “Long-Term Incentive Awards” so long as the NEO remains employed by the Partnership or one of its affiliates through such dates.

(2)	Reflects the market value of our common units computed based on the closing price, $13.58, of our common units on December 31, 2018.

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

Retirement Benefits

We currently maintain a 401(k) Plan, which permits all eligible employees, including the NEOs, to make voluntary pre-tax or after-tax (Roth) contributions to the plan. In addition, we are permitted to make discretionary matching contributions under the plan. Company matching contributions vest immediately. All contributions under the plan are subject to certain annual dollar limitations, which are periodically adjusted for changes in the cost of living.

Long‑Term Incentive Plan

In order to incentivize our management and directors to continue to grow our business, the Board of Directors adopted a LTIP for employees, officers, consultants and directors of our General Partner, Kimbell Operating and their respective affiliates, who perform services for us. Our General Partner implemented the LTIP prior to the completion of our IPO to provide maximum flexibility with respect to the design of compensatory arrangements for individuals providing services to us. We filed a registration statement on Form S‑8 on May 12, 2017 for units issued pursuant to the LTIP.

The description set forth below is a summary of the material features of the LTIP. This summary, however, does not purport to be a complete description of all the provisions of the LTIP. This summary is qualified in its entirety by reference to the LTIP, which has been filed as an exhibit to a Form 8‑K we filed on May 11, 2017.

The purpose of the LTIP is to provide a means to attract and retain individuals who are essential to our growth and profitability and to encourage them to devote their best efforts to advancing our business by affording such individuals a means to acquire ownership and, consistent with stock price performance accumulate capital as a retentive force. Also our objectives for participants is to have them build up and retain ownership of our equity interests.

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

Administration

The Board of Directors appointed the Conflicts and Compensation Committee to administer the LTIP, which we refer to as the “committee” for purposes of this summary. The committee administers the LTIP pursuant to its terms and all applicable state, federal, or other rules or laws. The committee has the power to determine to whom and when awards will be granted, determine the number of awards (measured in cash or our common units), proscribe and interpret the terms and provisions of each award agreement (the terms of which may vary), accelerate the vesting provisions associated with an award, delegate duties under the LTIP and execute all other responsibilities permitted or required under the LTIP. In the event that the committee is not comprised of “non‑employee directors” within the meaning of Rule 16b‑3 under the Exchange Act, we expect that the full Board of Directors or a subcommittee of two or more non‑employee directors will administer all awards granted to individuals that are subject to Section 16 of the Exchange Act.

Securities to be Offered

The maximum aggregate number of common units that may be issued pursuant to any and all awards under the LTIP will not exceed 4,541,600 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or expiration of awards, as provided under the LTIP. Under the LTIP, the maximum aggregate grant date fair value of awards granted to a non‑employee director of our General Partner, in such individual’s capacity as a non‑employee director, during any calendar year will not exceed $500,000 (or $600,000 in the first year in which an individual becomes a non‑employee director).

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

Anti‑Dilution Adjustments

In the event that any distribution, recapitalization, split, reverse split, reorganization, merger, consolidation, split‑up, spin‑off, combination, repurchase or exchange of our common units, issuance of warrants or other rights to purchase our common units or other similar transaction or event affects our common units, then a corresponding and proportionate adjustment will be made in accordance with the terms of the LTIP, as appropriate, with respect to the maximum number of units available under the LTIP, the number of units that may be acquired with respect to an award, and, if applicable, the exercise price of an award, in order to prevent dilution or enlargement of awards as a result of such events.

Change of Control

Notwithstanding the foregoing, if the Participant remains in Continuous Service as of the date of a Change in Control, any unvested restricted units will be vested as of the date of such Change in Control.  For this purpose, “Change in Control” means, and will be deemed to have occurred upon the occurrence of one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than Kimbell GP Holdings, LLC or their respective Affiliates, will become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Partnership; (ii) the limited partners of the Partnership approve, in one or a series of transactions, a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by either the Partnership of all or substantially all of its assets in one or more transactions to any Person other than the Partnership or an Affiliate of the Partnership; or (iv) a transaction resulting in a Person other than the Partnership or an Affiliate of the Partnership being the general partner of the Partnership.

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

Director Compensation

Officers or employees of the Partnership who also serve as directors of our General Partner will not receive additional compensation for such service. Each director of our General Partner who is not employed by Kimbell Operating or engaged by Kimbell Operating through a Master Service Agreement (a “non-employee director”) receives the following cash compensation:

•	(i) for a non-independent director, an annual base retainer fee of $60,000 per year or (ii) for an independent director, an annual base retainer fee of $80,000 per year, and
•	an additional retainer of $15,000 per year for an independent director who serves as a member of the Audit Committee or the Conflicts and Compensation Committee.

In addition to cash compensation, our non-employee directors receive annual equity-based compensation under the LTIP. Annual equity-based compensation under the LTIP in 2018 was granted to our non-employee directors, in respect of their service as a non-employee director, in restricted unit awards vesting ratably over three years from the respective grant dates.

All retainers are paid in cash on a quarterly basis in arrears. Our non-employee directors do not receive any meeting fees, but each director is reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board of Directors or its committees.

The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2018.

			All Other
Name	Fees Earned	Unit Awards	Compensation	Total
William H. Adams III (1)	$83,333	$251,115	$—	$334,448
C.O. Ted Collins (2)	$5,000	$76,400	$—	$81,400
Erik Daugbjerg (3)	$53,333	$243,681	$—	$297,014
Benny D. Duncan (4)	$—	$68,416	$878,818	$947,234
Ben J. Fortson (5)	$—	$1,490,095	$—	$1,490,095
T. Scott Martin (6)	$60,000	$190,426	$—	$250,426
Craig Stone (1)	$83,333	$251,115	$—	$334,448
Brett G. Taylor (7)	$—	$3,156,928	$526,855	$3,683,783
Mitch S. Wynne (8)	$—	$1,490,095	$120,000	$1,610,095

(1)

Mr. Adams’ and Mr. Stone’s Fees Earned include the annual cash retainer fee and committee member fees for each non-employee director, as more fully explained above. Unit Awards reflect the grant date fair value of our common units, computed based on the January 29, 2018 grant date and the December 7, 2018 grant date at $19.10 and $17.43, respectively, per common unit. Mr. Adams and Mr. Stone each have 13,978 restricted units outstanding as of December 31, 2018.

(2)

Mr. Collins’ Fees Earned includes the annual cash retainer fee for each non-employee director, as more fully explained above.  Unit Awards reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the January 29, 2018 grant date at $19.10 per common unit. Mr. Collins passed away on January 27, 2018,  at which time his outstanding shares became fully vested. Mr. Collins was an independent director and a member of the Audit Committee of our General Partner.

(3)

Mr. Daugbjerg became a member of the Board of Directors effective April 2, 2018. Mr. Daugbjerg’s Fees Earned includes the annual cash retainer fee for each non-employee director, as more fully explained above. Unit Awards reflect the grant date fair value of our common units, computed based on the May 9, 2018 grant date and the December 7, 2018 grant date at $17.44 and $17.43, respectively, per common unit. Mr. Daugbjerg has 13,978 restricted units outstanding as of December 31, 2018.

(4)

Mr. Duncan’s Unit Awards reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the January 29, 2018 grant date at $19.10 per common unit. Mr. Duncan’s All Other Compensation consists of payments in the amount of $521,981 and $356,837 made to Duncan Management, LLC (“Duncan Management”) and Nail Bay Royalties, LLC (“Nail Bay Royalties”), respectively, as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Duncan has 3,582 restricted units outstanding as of December 31, 2018.

(5)

Mr. Fortson’s Unit Awards reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the January 29, 2018 grant date and the December 7, 2018 grant date at $19.10 and $17.43, respectively, per common unit. Mr. Fortson has 96,673 restricted units outstanding as of December 31, 2018.

(6)

Mr. Martin’s Fees Earned includes the annual cash retainer fee for each non-employee director, as more fully explained above. Unit Awards reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the January 29, 2018 grant date and the December 7, 2018 grant date at $19.10 and $17.43, respectively, per common unit. Mr. Martin has 10,582 restricted units outstanding as of December 31, 2018.

(7)

Mr. Taylor’s Unit Awards reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the January 29, 2018 grant date and the December 7, 2018 grant date at $19.10 and $17.43, respectively, per common unit. Mr. Taylor’s All Other Compensation consists of the payments made to Taylor Companies as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Taylor has 189,794 restricted units outstanding as of December 31, 2018.

(8)

Mr. Wynne’s Unit Awards reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the January 29, 2018 grant date and the December 7, 2018 grant date at $19.10 and $17.43, respectively, per common unit. Mr. Wynne’s All Other Compensation consists of payments made to K3 Royalties, LLC (“K3 Royalties”) as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Wynne has 96,673 restricted units outstanding as of December 31, 2018.

The January 29, 2018 grants reflect restricted units granted in connection with the 2017 year end, whereas the December 7, 2018 grants reflect restricted units granted in connection with the 2018 year end Although grants in 2018 were made in January and December, in future years it is expected that non-employee directors will receive a single long-term incentive grant in the first quarter each year. In addition, each of Messrs. Taylor, Fortson and Wynne received long-term incentive grants in 2018 as consideration for additional services provided to us outside of their capacity as non-employee directors.

Conflicts and Compensation Committee Report

The Conflicts and Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Conflicts and Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee Interlocks and Insider Participation

The Conflicts and Compensation Committee includes the following members: Mr. William H. Adams III, as Chairman, Mr. Craig Stone and Mr. Erik B. Daugbjerg.

None of our officers or employees has been or will be members of the Conflicts and Compensation Committee. None of our executive officers currently serve, or has served during the last year, on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Conflicts and Compensation Committee. No member of our Board of Directors is an executive officer of a company in which one of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of that company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding the beneficial ownership of our common units and Class B Units as of March 6, 2019 by:

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

				Percentage of
			Common Units	Common Units
	Common	Class B	Beneficially	Beneficially
Name of Beneficial Owner	Units	Units	Owned (1)	Owned (1)
Kimbell Art Foundation (2)	—	5,135,020	5,135,020	13.7%
EIGF Aggregator III LLC (3)	—	4,599,554	4,599,554	12.3%
Haymaker Minerals & Royalties, LLC (4)	—	4,000,000	4,000,000	10.7%
Rivercrest Capital Partners LP (5)	—	2,813,179	2,813,179	7.5%
Directors and Officers
Robert D. Ravnaas (6)	493,011	263,380	756,391	2.0%
R. Davis Ravnaas (7)	181,116	263,380	444,496	1.2%
Matthew S. Daly (8)	96,829	—	96,829	* %
Jeff McInnis (9)	28,408	—	28,408	* %
Blayne Rhynsburger (10)	20,604	—	20,604	* %
Brett G. Taylor (11)	368,616	—	368,616	1.0%
Ben J. Fortson (12)	162,301	5,135,020	5,297,321	14.1%
Mitch S. Wynne (13)	176,460	—	176,460	* %
T. Scott Martin (14)	21,087	263,380	284,467	* %
William H. Adams III (15)	32,154	—	32,154	* %
Craig Stone	15,882	—	15,882	* %
Erik B. Daugbjerg	26,478	—	26,478	* %
All directors and executive officers as a group (12 persons)	1,622,946	5,925,160	7,548,106	20.1%

*Less than 1%

(1)	Assumes the full exchange of all outstanding OpCo Common Units and Class B Units for common units.
(2)

The principal business address of the Kimbell Art Foundation is 301 Commerce Street, Suite 2300, Fort Worth, Texas 76102. Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Mr. Fortson was delegated authority to manage the investment assets of the Kimbell Art Foundation and, therefore, may be deemed to have voting or investment power over the securities owned by the Kimbell Art Foundation. Mr. Fortson disclaims beneficial ownership of such securities. 218,176 or 10% of the 2,181,762 common units beneficially owned are subject to an escrow agreement, dated as of December 20, 2018 (the "Dropdown Escrow Agreement"), among us, the Operating Company, the Dropdown Sellers and Citibank, N.A., as escrow agent, and will be released over a one year period assuming the Kimbell Art Foundation will have no indemnification claims against it under the purchase and sale agreement, dated as of November 20, 2018 (the “Dropdown Purchase Agreement”), by and among the

Partnership, the Operating Company, Rivercrest Capital Partners LP, the Kimbell Art Foundation, Cupola Royalty Direct, LLC and Rivercrest Royalties Holdings II, LLC.
(3)

EIGF Aggregator LLC ("EIGF Aggregator") is the managing member of EIGF Aggregator III LLC ("EIGF Aggregator III"). KKR Energy Income and Growth Fund I L.P. ("KKR Energy Income") is the managing member of EIGF Aggregator. KKR Energy Income and Growth Fund I TE L.P. ("KKR Energy Income TE") is the sole member of TE Drilling Aggregator LLC ("TE Drilling Aggregator"), and KKR Associates EIGF TE L.P. ("KKR Associates TE") is the general partner of KKR Energy Income TE. KKR Associates EIGF L.P. ("KKR Associates") is the general partner of KKR Energy Income. KKR EIGF LLC ("KKR EIGF") is the general partner of KKR Associates and the general partner of KKR Associates TE. KKR Upstream Associates LLC ("KKR Upstream Associates") is the sole member of KKR EIGF. KKR Fund Holdings L.P. ("KKR Fund Holdings") and KKR Upstream LLC ("KKR Upstream") are the members of KKR Upstream Associates. KKR Fund Holdings is the sole member of KKR Upstream. KKR Fund Holdings GP Limited ("KKR Fund Holdings GP") is a general partner of KKR Fund Holdings. KKR Group Holdings Corp. ("KKR Group Holdings") is the sole shareholder of KKR Fund Holdings GP and a general partner of KKR Fund Holdings. KKR & Co. Inc. ("KKR & Co.") is the sole shareholder of KKR Group Holdings. KKR Management LLC ("KKR Management") is the controlling shareholder of KKR & Co. Messrs. Kravis and Roberts are the designated members of KKR Management. As such, each of the above may be deemed the beneficial owners having shared voting and investment power with respect to all or a portion of the securities held by EIGF Aggregator III and TE Drilling Aggregator. The principal business address of each of the entities and persons identified in this paragraph, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019. The principal business address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025. 491,355.90 or 10% of the 4,913,559 common units beneficially owned by EIGF Aggregator III and TE Drilling Aggregator are subject to an Escrow Agreement, dated May 28, 2018 among Haymaker Resources, LP, us and Citibank, N.A. as escrow agent and will be released at the end of the one year escrow period assuming Haymaker Resources, LP will have no indemnification obligations under the purchase agreement, dated as of May 28, 2018, by and among us, Haymaker Resources, LP and Haymaker Services.

(4)

The principal business office address of Haymaker Minerals & Royalties, LLC (“Haymaker Minerals”) is 811 Main Street, 14th Floor, Houston, Texas 77002. The 4,000,000 common units are owned directly by Haymaker Minerals. Kayne Anderson Capital Advisors, L.P. ("KACALP") is the managing member of the general partner of Kayne Anderson Energy Fund VI LP ("KAEF VI"), a member of Haymaker Minerals holding the right to appoint four of the seven representatives to the board of managers of Haymaker Minerals. The four representatives to the board of managers of Haymaker Minerals appointed by KAEF VI possess the majority vote of the board of managers of Haymaker Minerals. As a result, KACALP may be deemed to have the power to vote or direct the vote or to dispose or direct the disposition of the common units owned by Haymaker Minerals. Richard A. Kayne is the controlling shareholder of Kayne Anderson Investment Management, Inc., the general partner of KACALP. Mr. Kayne is also a limited partner of KAEF VI. KACALP disclaims beneficial ownership of the securities owned by Haymaker Minerals in excess of its pecuniary interest therein and this statement shall not be deemed an admission that KACALP is the beneficial owner of the reported common units for the purposes of Section 13(d) of the Exchange Act or any other purpose. Mr. Kayne disclaims beneficial ownership of the common units reported, except those common units held by him or attributable to him by virtue of his limited partner interest in KAEF VI and his indirect interest in the interest of KACALP in KAEF VI. 400,000 or 10% of the 4,000,000 common units beneficially owned by Haymaker Minerals are subject to an Escrow Agreement, dated May 28, 2018, among Haymaker Minerals, us and Citibank, N.A. as escrow agent and will be released at the end of the one year escrow period assuming Haymaker Minerals will have no indemnification obligations under the purchase agreement, dated as of May 28, 2018, by and among us, Haymaker Minerals and Haymaker Services.

(5)

Rivercrest Capital Partners LP (the "Fund") directly owns the reported securities. Rivercrest Capital Management LLC ("RCM") is the manager of the Fund pursuant to a management agreement with the Fund. Rivercrest Holding LP ("RHLP") is the sole member of RCM. Rivercrest Capital GP ("RCGP") is the general partner of the Fund and RHLP. Through these relationships, each of RCM, RHLP and RCGP may be deemed to have the power to vote or direct the vote or to dispose or direct the disposition of the securities owned by the Fund. The principal business address for each of the Fund, RCM, RHLP and RCGP is 777 Taylor Street, Suite 810, Fort Worth, TX 76102. Messrs. T. Scott Martin, Robert D. Ravnaas, and R. Davis Ravnaas are the managing members of RCGP. Mr. Martin is also a member of the Board of Directors. Mr. R. Ravnaas is also the Chief Executive Officer and Chairman of the Board of

Directors. Mr. D. Ravnaas is also the President and Chief Financial Officer of the General Partner. None of Messrs. R. Ravnaas, D. Ravnaas or Martin has voting or investment power with respect to the reported securities. Each of Messrs. R. Ravnaas, D. Ravnaas and Martin disclaims beneficial ownership of any common units issuable upon exchange by the Fund of its OpCo Common Units and Class B Units, except to the extent of his pecuniary interest therein. 281,318 or 10% of the 2,813,179 common units are subject to the Dropdown Escrow Agreement, among us, the Operating Company, the Dropdown Sellers and Citibank, N.A., as escrow agent, and will be released over a one year period assuming the Fund will have no indemnification obligations under the Dropdown Purchase Agreement.

(6)

Robert D. Ravnaas is a partner or member in certain entities that directly or indirectly hold, in the aggregate, approximately 1,511,364 common units and 3,076,559 Class B Units. Mr. R. Ravnaas may be deemed to have voting or investment power with respect to 151,560 common units and 263,380 Class B Units held by such entities. Mr. R. Ravnaas has a pecuniary interest in an aggregate of approximately 125,754 common units and 15,110 Class B Units based on his ownership interest in such entities, and Mr. R. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(7)

R. Davis Ravnaas is a partner or member in certain entities that hold, directly or indirectly, in the aggregate, approximately 1,334,306 common units and 3,076,559 Class B Units. Mr. D. Ravnaas may be deemed to have voting or investment power with respect to 263,380 Class B Units held by such entities. Mr. D. Ravnaas has a pecuniary interest in an aggregate of approximately 21,787 common units and 15,110 Class B Units based on his ownership interest in such entities, and Mr. D. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(8)

Matthew Daly is a member of Rivercrest Capital Investors LP, a member of the Fund, which holds 2,813,179 Class B Units. Mr. Daly does not have voting or investment power with respect to the Class B Units held by the Fund. Mr. Daly has a pecuniary interest in approximately 3,376 Class B Units owned by the Fund based on his ownership interest in the Fund, and Mr. Daly disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.

(9)

Jeff McInnis is a member of Rivercrest Capital Investors LP, a member of the Fund, which holds 2,813,179 common units. Mr. McInnis does not have voting or investment power with respect to the Class B Units held by the Fund. Mr. McInnis has a pecuniary interest in approximately 563 Class B Units owned by the Fund based on his ownership interest in the Fund, and Mr. McInnis disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.

(10)

Blayne Rhynsburger is a member of Rivercrest Capital Investors LP, a member of the Fund, which holds 2,813,179 common units. Mr. Rhynsburger does not have voting or investment power with respect to the Class B Units held by the Fund. Mr. Rhynsburger has a pecuniary interest in approximately 563 Class B Units owned by the Fund based on his ownership interest in the Fund, and Mr. Rhynsburger disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.

(11)

Brett G. Taylor is a partner in, member of or sole trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 156,589 common units, and Mr. Taylor may be deemed to have voting or investment power with respect to such common units. Mr. Taylor has a pecuniary interest in an aggregate of approximately 121,405 common units based on his ownership interest in such entities, and Mr. Taylor disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(12)

Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Mr. Fortson was delegated authority to manage the investment assets of the Kimbell Art Foundation and, therefore, may be deemed to have voting or investment power over 5,135,020 Class B Units owned by the Kimbell Art Foundation. Furthermore, Mr. Fortson is a member, sole shareholder or trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 63,082 common units, and Mr. Fortson may be deemed to have voting or investment power with respect to such common units. Mr. Fortson has a pecuniary interest in an aggregate of approximately 38,082 common units based on his ownership interest in such entities, and Mr. Fortson disclaims beneficial ownership of all of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(13)

Mitch S. Wynne is a member of or trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 71,455 common units, and Mr. Wynne may be deemed to have voting or investment power with respect to all of such common units. Mr. Wynne has a pecuniary interest in an aggregate of approximately 34,539 common units based on his ownership interest in such entities, and Mr. Wynne disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein. 27,539 common units owned by a trust for which Mr. Wynne serves as trustee are subject to a negative pledge under a loan agreement with a bank.

(14)

T. Scott Martin is a member in certain entities that directly or indirectly hold, in the aggregate, approximately 1,245,947 common units and 3,076,559 Class B Units. Mr. Martin has voting or investment power with respect to 4,268 common units and 263,380 Class B Units held by such entities. Mr. Martin has a pecuniary interest in approximately 4,269 common units and 15,110 Class B Units based on his ownership interest in such entities, and Mr. Martin disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(15)	Bill Adams has pledged approximately 18,176 common units as collateral for a margin account with a bank.

The below table sets forth the beneficial ownership of our Series A Preferred Units as of March 6, 2019 by each unitholder known by us to beneficially hold 5% or more of our Series A Preferred Units. The Series A Purchasers collectively hold all of the Series A Preferred Units.

	Series A	Percentage of
	Preferred Units	Series A
	Beneficially	Preferred Units
Name of Beneficial Owner (1)	Owned	Owned
AHVF Intermediate Holdings, L.P.	60,280	54.8%
AP KRP Credit Intermediate, LLC	13,310	12.1%
ATCF SPV, LLC	13,310	12.1%

(1)The address for each beneficial owner in this table is 9 West 57th Street, 37th Floor, New York, New York 10019. We have been advised that Joseph D. Glatt, as vice president of one or more affiliates and/or funds or separate accounts managed by Apollo Credit Management, LLC and/or its affiliates, has power to vote or dispose of the securities.

The below table sets forth the beneficial ownership of the equity interests in our General Partner as of March 6, 2019:

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

Equity Compensation Plan Information

In connection with the consummation of our IPO on February 3, 2017, the Board of Directors adopted the LTIP.  On September 23, 2018, the General Partner entered into the First Amendment to the LTIP (the “LTIP Amendment”), which increased the number of common units eligible for issuance under the LTIP by 2,500,000 common units for a total of 4,541,600 common units. The following table provides certain information with respect to this plan as of December 31, 2018:

Number of
	Securities to be	Weighted	Number of Securities
	Issued Upon	-Average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants	Warrants and	Securities Reflected in
	and Rights(1)	Rights	Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	—	3,314,563
Equity compensation plans not approved by unitholders	—	—	—
Total	—	—	3,314,563

(1)

The long-term incentive plan currently permits the grant of awards covering an aggregate of 4,541,600 units of which, 1,227,037 restricted and common units have been granted. Because these awards have already resulted in the issuance of common units (whether or not restricted), they are not included in column (a).

Director Independence

Because we are a publicly traded partnership, the NYSE does not require our Board of Directors to have a majority of independent directors. For a discussion of the independence of our Board of Directors, please read “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Kimbell Holdings owns 30,000 common units, representing 0.07% of our limited partner interests outstanding. In addition, Kimbell Holdings owns a 100.0% membership interest in the General Partner, which owns a non-economic general partner interest in us. Messrs. R. Ravnaas and Taylor each own a 33.33% interest in Kimbell Holdings, and Messrs. Wynne and Fortson each own a 16.67% interest in Kimbell Holdings. Kimbell Holdings and each of the Sponsors may be deemed to be a “parent” by virtue of their control over the General Partner. Please read “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for more information relating to each Sponsor’s beneficial ownership in us and the General Partner.

Restructuring, Tax Election and Related Transactions

On July 24, 2018, we entered into the Recapitalization Agreement with the Haymaker Holders, the Kimbell Art Foundation, Haymaker Resources, LP, the General Partner and the Operating Company pursuant to which (a) our equity interest in the Operating Company was recapitalized into 13,886,204 newly issued OpCo Common Units of the Operating Company and 110,000 newly issued OpCo Series A Preferred Units and (b) the 10,000,000 and 2,953,258 common units held by the Haymaker Holders and the Kimbell Art Foundation, respectively, were exchanged for (i) 10,000,000 and 2,953,258 newly issued Class B Units, respectively, and (ii) 10,000,000 and 2,953,258 newly issued OpCo Common Units, respectively. The Class B Units and OpCo Common Units are exchangeable together into an equal number of our common units.

In May 2018, the Board of Directors unanimously approved a change of our federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. The Tax Election became effective on September 24, 2018. In preparation for making this election, on September 23, 2018, we (i) amended and restated our partnership agreement, (ii) amended and restated the limited liability company agreement of the Operating Company and (iii) entered into an exchange agreement with the Haymaker Holders, the Kimbell Art Foundation, the General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, the transactions described in the Recapitalization Agreement were consummated.

Pursuant to the terms of the Recapitalization Agreement, the Haymaker Holders and the Kimbell Art Foundation each paid five cents per Class B Unit to the Partnership as additional consideration with respect to the Class B Units. The Haymaker Holders and the Kimbell Art Foundation, as holders of the Class B Units, are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A Preferred Units but prior to distributions on the common units. Furthermore, in advance of the effectiveness of the Tax

Election, Messrs. Fortson, R. Ravnaas, Taylor and Wynne facilitated a total contribution of 30,000 common units to Kimbell Holdings.

Following the effectiveness of the Tax Election and the completion of the related transactions, our royalty and minerals business continues to be conducted through the Operating Company, which is taxed as a partnership for federal and state income tax purposes.

Haymaker Registration Rights Agreement

On July 12, 2018, in connection with the closing of the Haymaker Acquisition and the issuance of the Series A Preferred Units, we entered into a registration rights agreement (the “Haymaker Registration Rights Agreement”) with the Haymaker Holders and the Series A Purchasers, pursuant to which, among other things, we agreed to (i) prepare, file with the SEC and use our reasonable best efforts to cause to become effective within 160 days of the execution of the Haymaker Registration Rights Agreement, a shelf registration statement with respect to the resale of the common units issued or issuable to the Haymaker Holders and the Series A Purchasers, (ii) use our reasonable best efforts to maintain the effectiveness of a shelf registration statement while the Haymaker Holders, the Series A Purchasers and each of their transferees are in possession of such securities and (iii) under certain circumstances, initiate underwritten offerings for such securities.

On July 30, 2018, we filed a registration statement on Form S-3 (the “Haymaker Form S-3”) to satisfy, in part, certain rights and obligations under the Haymaker Registration Rights Agreement. The Haymaker Form S-3 had was declared effective by the SEC on September 21, 2018.

Dropdown

On December 20, 2018, we completed the acquisition of (i) certain overriding royalty, royalty and other mineral interests from Rivercrest Capital Partners LP, the Kimbell Art Foundation and Cupola Royalty Direct, LLC and (ii) all of the equity interests of a subsidiary of Rivercrest Royalties Holdings II, LLC in exchange for a total of 6,500,000 OpCo Common Units and an equal number of Class B Units. Certain of the Dropdown Sellers are affiliates of the General Partner, and the entities that control the General Partner, as well as members of the Board of Directors and our Chief Executive Officer and President and Chief Financial Officer. The Kimbell Art Foundation, which is one of our affiliates, received 2,181,762 OpCo Common Units and an equal number of Class B Units in connection with the Dropdown.

Also on December 20, 2018, in connection with the Dropdown, we entered into a registration rights agreement (the “Dropdown Registration Rights Agreement”) with the Dropdown Sellers, pursuant to which, among other things, we agreed to (i) prepare a shelf registration statement or an amendment to our existing shelf registration statement, in either event, with respect to the resale of the common units issued or issuable to the Dropdown Sellers, (ii) file a shelf registration statement satisfying the requirements of clause (i) with the SEC within 30 days of the execution of the Dropdown Registration Rights Agreement and use our reasonable best efforts to cause such shelf registration statement to become effective as soon as reasonably practicable following such filing, but in any event within 180 days of the execution of the Dropdown Registration Rights Agreement, and (iii) use our reasonable best efforts to maintain the effectiveness of such shelf registration statement while the Dropdown Sellers and each of their transferees are in possession of such securities.

On January 29, 2019, we filed a registration statement on Form S-3 (the “Dropdown Form S-3”) to satisfy, in part, certain rights and obligations under the Dropdown Registration Rights Agreement. The Dropdown Form S-3 has not yet been declared effective by the SEC.

Distributions and Payments to our General Partner and its Affiliates

Distributions

We generally make cash distributions to our unitholders pro rata. Our General Partner owns a non-economic general partner interest in us and therefore is not entitled to receive cash distributions. However, it may acquire common units and other partnership interests in the future and will be entitled to receive pro rata distributions in respect of those partnership interests.

Following the Restructuring, Kimbell Holdings is entitled to receive its pro rata portion of the distributions we make on our common units.

The Dropdown Sellers are entitled to receive their pro rata portion of the distributions the Operating Company makes on the OpCo Common Units, and, as the holder of Class B Units, they are also entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution. Certain of the Haymaker Holders, which may be deemed to be affiliates by virtue of their significant beneficial ownership of an interest in us, are entitled to receive their pro rata portion of the distributions the Operating Company makes on the OpCo Common Units, and, as holders of Class B Units, they are also entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contributions.

The Series A Purchasers, which may be deemed to be affiliates by virtue of their significant beneficial ownership of an interest in us and certain rights afforded to the Series A Purchasers under our partnership agreement, are entitled to receive cumulative quarterly distributions equal to 7.0% per annum plus any accrued and unpaid distributions.

Payments

We will reimburse our General Partner and its affiliates, including Kimbell Operating pursuant to its management services agreement discussed below, for all expenses they incur and payments they make on our behalf. Our partnership agreement and the limited liability company agreement of the Operating Company provide that our General Partner will determine the expenses that are allocable to us, but do not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates.

Agreements and Transactions with Affiliates in Connection with our Initial Public Offering

In connection with our IPO, we entered into certain agreements and transactions with our Sponsors, the Contributing Parties and their respective affiliates, as described in more detail below. These agreements and transactions were not the result of arm’s‑length negotiations and they, or any of the transactions that they provide for, were not effected on terms at least as favorable to the parties to these agreements as could have been obtained from unaffiliated third parties. Because some of these agreements related to formation transactions that, by their nature, would not occur in a third‑party situation, it is not possible to determine what the differences would be in the terms of these transactions when compared to the terms of transactions with an unaffiliated third party. We believe the terms of these agreements to be comparable to the terms of agreements used in similarly structured transactions.

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

Indemnification. The Contributing Parties made representations and warranties to us regarding their respective mineral and royalty interests and the associated entities. In addition, the Contributing Parties are, severally but not jointly, obligated to indemnify us for any federal, state and local income tax liabilities attributable to the ownership and operation of the mineral and royalty interests and the associated entities prior to the closing of our IPO until 30 days after the applicable statute of limitations. This indemnification obligation is capped at ten percent of the net proceeds received by any such Contributing Party with respect to the entity or asset that is subject to such claim for indemnification. The Contributing Parties are not required to indemnify us for breaches of any other representations and warranties under the contribution agreement, including breaches related to other title matters, consents and permits or compliance with environmental laws, and such other representations and warranties did not survive the closing of our IPO.

In addition, the Contributing Parties will indemnify us indefinitely against losses arising from certain liens created during their ownership of the entities and breaches of special warranty of title relating to the assets contributed to us in connection with our IPO. This indemnification obligation is capped at the net proceeds received by any such Contributing Party with respect to the entity or asset that is subject to such claim for indemnification.

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

Management Services Agreements

Management Services Agreement with Kimbell Operating

In connection with the closing of our IPO, we entered into a management services agreement with Kimbell Operating, pursuant to which Kimbell Operating provides management, administrative, operational and acquisition services to us, including via the services agreements with the Sponsor Managers and the Non‑Sponsor Managers (each as defined below). The management services agreement with Kimbell Operating is under terms and conditions similar to those described below in “—Services Agreements with Our Sponsors” and “—Other Services Agreements,” except that neither party to the agreement may terminate unless all of the services agreements with the Sponsor Managers and the Non‑Sponsor Managers have terminated. During the years ended December 31, 2018 and 2017, we paid to Kimbell Operating a monthly services fee equal to $1.7 million and $327,667, respectively, which amounts represent an estimated allocation of all projected costs to be incurred by Kimbell Operating in providing such services to us for the respective year, including pursuant to the services agreements with the Sponsor Managers and the Non-Sponsor Managers.

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

Service Fees and Reimbursement. Under the services agreements with the Sponsor Managers, Kimbell Operating paid to Steward Royalties, Taylor Companies and K3 Royalties a monthly services fee of approximately $10,800, $43,900 and $10,000, respectively, for the year ended December 31, 2018.  The amounts paid under such services agreements were approximately $10,417, $33,333 and $10,000, respectively, for the period from February 8, 2017 to December 31, 2017.

These amounts represent an estimated allocation of all projected costs to be incurred by such Sponsor Manager in providing services to Kimbell Operating for the respective year.  Upon the approval of the Board of Directors, the services agreements of Taylor Companies and K3 Royalties were amended on December 10, 2018 to provide that Kimbell Operating will pay a monthly services fee of approximately $43,900 and $10,000 to Taylor Companies and K3 Royalties, respectively, for the period from January 1, 2019 through December 31, 2019. No monthly services fee will be paid to Stewart Royalties for the period from January 1, 2019 to December 31, 2019. Additionally, BJF Royalties will continue to not receive a monthly services fee in connection with providing its services. Subject to the approval of the Board of Directors, the monthly services fee will be adjusted (i) annually, (ii) in the event of any sale of serviced properties or (iii) in the event of the provision of any additional management services (including with respect to acquisitions of new properties). In addition, Kimbell Operating is required to reimburse each Sponsor Manager for all other reasonable costs and expenses (including, but not limited to, third‑party expenses and expenditures) that such Sponsor Manager incurs on behalf of Kimbell Operating in providing services. If Kimbell Operating terminates a services agreement for any reason other than the Sponsor Manager’s default (as described below), then Kimbell Operating will also reimburse the applicable Sponsor Manager for its reasonable costs and expenses incurred in connection with such termination.

Term and Termination. The initial term of the services agreement with the Sponsor Managers is five years, after which date they will continue on a year‑to‑year basis unless terminated by Kimbell Operating or by the applicable Sponsor Manager upon 90 days’ notice, except as otherwise stated below:

•	The applicable Sponsor Manager may terminate its services agreement, or the provision of any service thereunder, upon at least 180 days’ notice to Kimbell Operating.
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

Other Services Agreements

Management Services. In connection with the closing of our IPO, Kimbell Operating entered into services agreements with Nail Bay Royalties and Duncan Management (collectively, the “Non‑Sponsor Managers”), which are entities controlled by Benny D. Duncan, who served on the Board of Directors during the year ended December 31, 2017 and a portion of the year ended December 31, 2018. Pursuant to these agreements, the Non‑Sponsor Managers provide management, administrative and operational services to Kimbell Operating. These services include, with respect to the serviced properties: negotiating and executing leases, right of way agreements, pooling orders and similar agreements and orders; providing certain recordkeeping services; resolving title issues; collecting and disbursing payments and rendering related accounting and bookkeeping services; monitoring drilling and production activities; assisting in preparing certain federal and state tax forms; and providing certain additional accounting, title, human resources, regulatory compliance and other services.

Service Fees and Reimbursement. Under the services agreements with the Non‑Sponsor Managers, Kimbell Operating paid to Nail Bay Royalties and Duncan Management a monthly services fee of approximately $29,736 and $43,500, respectively, for the year ended December 31, 2018.  The amounts paid under such service agreements were $41,960 and $54,870, respectively, for the period from February 8, 2017 to December 31, 2017. The services agreements were amended on December 10, 2018, to provide that Kimbell Operating will pay to Nail Bay Royalties and Duncan Management a monthly services fee of approximately $27,306 and $41,525, respectively, for the period from January 1, 2019 to December 31, 2019. These amounts represent an estimated allocation of all projected costs to be incurred by such Non‑Sponsor Manager in providing services to Kimbell Operating for the respective year. Subject to the approval of the Board of Directors, the monthly services fee will be adjusted (i) annually, (ii) in the event of any sale of serviced properties or (iii) in the event of the provision of any additional services by the Non‑Sponsor Manager. In addition, Kimbell Operating is required to reimburse each Non‑Sponsor Manager for all other reasonable costs and expenses (including, but not limited to, third‑party expenses and expenditures) that such Non‑Sponsor Manager incurs on behalf of Kimbell Operating in providing services. If Kimbell Operating terminates a services agreement for any reason other than the Non‑Sponsor Manager’s default (as described below), then Kimbell Operating will also reimburse the applicable Non‑Sponsor Manager for its reasonable costs and expenses incurred in connection with such termination.

Term and Termination. The initial term of the services agreements with the Non‑Sponsor Managers is be five years, after which date they will continue on a year‑to‑year basis unless terminated by us or by the applicable Non‑Sponsor Manager upon 90 days’ notice, except as otherwise stated below:

•	The applicable Non‑Sponsor Manager may terminate its services agreement, or the provision of any service thereunder, upon at least 180 days’ notice to Kimbell Operating.
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

Robert D. Ravnaas served as President of Cawley, Gillespie & Associates, Inc. from 2011 until February 2017. Cawley, Gillespie & Associates, Inc. performed certain petroleum engineering services for the benefit of the Partnership. Compensation for such services totaled $123,393 for the Predecessor 2017 Period.

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $18,900 for both years ended December 31, 2018 and 2017 for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $320,000 and $314,000 for the years ended December 31, 2018 and 2017, respectively.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The Board of Directors has adopted policies for the review, approval and ratification of transactions with related persons. The Board of Directors has adopted a written code of business conduct and ethics, under which a director is expected to bring to the attention of our chief executive officer or the Board of Directors any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our General Partner on the other. The resolution of any conflict or potential conflict should, at the discretion of the Board of Directors in light of the circumstances, be determined by a majority of the disinterested directors.

If a conflict or potential conflict of interest arises between our General Partner or its affiliates, including our Sponsors or their respective affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the Board of Directors in accordance with the provisions of our partnership agreement. At the discretion of the Board of Directors in light of the circumstances, the resolution may be determined by the Board  of Directors in its entirety or by the conflicts committee.

Under our code of business conduct and ethics, executive officers are required to avoid conflicts of interest unless approved by the Board of Directors.

The code of business conduct and ethics described above was adopted in connection with the closing of our IPO, and as a result, certain of the transactions described above were not reviewed according to such procedures.

Director Independence

Because we are a publicly traded partnership, the NYSE does not require our Board of Directors to have a majority of independent directors. For a discussion of the independence of our Board of Directors, please read “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by Grant Thornton LLP. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2018, 2017 and 2016 were approved by the Audit Committee. The following table sets forth audit and non-audit fees we have paid to Grant Thornton LLP for the periods indicated (in thousands).

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Audit Fees (1)	$514,181	$294,775	$98,050	$737,684
Audit-Related Fees (2)	69,765	37,100	—	—
Tax Fees (3)	—	—	—	—
All Other Fees (4)	—	—	—	—
Total	$583,946	$331,875	$98,050	$737,684

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

(a)(3) List of Exhibits

EXHIBIT INDEX

Exhibit Number		Description
2.1 ††	—

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

2.2 ††	—

Securities Purchase Agreement, dated as of May 28, 2018, by and among Kimbell Royalty Partners, LP, Haymaker Minerals & Royalties, LLC and Haymaker Services, LLC (incorporated by reference to Exhibit 2.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 1, 2018)

2.3 ††	—

Securities Purchase Agreement, dated as of May 28, 2018, by and among Kimbell Royalty Partners, LP, Haymaker Resources, LP and Haymaker Services, LLC (incorporated by reference to Exhibit 2.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 1, 2018)

2.4 ††	—

Securities Purchase Agreement, dated as of February 6, 2019, by and among PEP I Holdings, LLC, PEP II Holdings, LLC, PEP III Holdings, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 2.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on February 12, 2019)

3.1	—

Certificate of Limited Partnership of Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 3.1 to Kimbell Royalty Partners, LP’s Registration Statement on Form S‑1 (File No. 333‑215458) filed on January 6, 2017)

3.2	—

Third Amended and Restated Agreement of Limited Partnership of Kimbell Royalty Partners, LP, dated as of September 23, 2018 (incorporated by reference to Exhibit 3.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on September 25, 2018)

3.3	—

Certificate of Formation of Kimbell Royalty GP, LLC (incorporated by reference to Exhibit 3.3 to Kimbell Royalty Partners, LP’s Registration Statement on Form S‑1 (File No. 333‑215458) filed on January 6, 2017)

3.4	—

First Amended and Restated Limited Liability Company Agreement of Kimbell Royalty GP, LLC, dated as of February 8, 2017 (incorporated by reference to Exhibit 3.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8‑K filed on February 14, 2017)

3.5	—

First Amended and Restated Limited Liability Company Agreement of Kimbell Royalty Operating, LLC, dated as of September 23, 2018 (incorporated by reference to Exhibit 3.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on September 25, 2018)

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

4.2	—

Registration Rights Agreement, dated as of December 20, 2018, by and among Kimbell Royalty Partners, LP, Rivercrest Capital Partners LP, Kimbell Art Foundation, Cupola Royalty Direct, LLC and Rivercrest Royalties Holdings II, LLC (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on December 28, 2018)

10.1†	—	Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8‑K filed on February 7, 2017)
10.2†	—

First Amendment to the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on September 25, 2018)

10.3†	—	Form of Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Form 8-K filed on May 11, 2017)

10.4†	—	Form of Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Form 10-Q filed on August 14, 2017)
10.5†	—

Form of Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan 2018 Restricted Unit Agreement (incorporated by reference to Exhibit 10.4 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2018)

10.6	—

Credit Agreement, dated as of January 11, 2017, among Kimbell Royalty Partners, LP, the several lenders from time to time parties thereto and Frost Bank, as administrative agent and sole arranger (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Amendment No. 1 to Registration Statement on Form S‑1 (File No. 333‑215458) filed on January 17, 2017)

10.7	—

Commitment Letter, dated as of May 28, 2018, by and between Kimbell Royalty Partners, LP and Frost Bank, Wells Fargo Bank, National Association, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Securities, LLC and Credit Suisse Loan Funding LLC (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 1, 2018)

10.8	—

Amendment No. 1 to Credit Agreement, dated as of July 12, 2018, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Frost Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

10.9†	—	Kimbell Royalty Partners, LP’s Current Report on Form 8‑K filed on February 14, 2017)
10.10*†	—

Amendment No. 1 to Management Services Agreement, dated December 10, 2018, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC

10.11†	—

Management Services Agreement, dated February 8, 2017, by and between BJF Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Form 8‑K filed on February 14, 2017)

10.12†	—

Management Services Agreement, dated February 8, 2017, by and between Duncan Management, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.3 to Kimbell Royalty Partners, LP’s Current Report on Form 8‑K filed on February 14, 2017)

10.13†	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between Duncan Management, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.9 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2019)

10.14*†	—	Amendment No. 2 to Management Services Agreement, dated December 10, 2018, by and between Duncan Management, LLC and Kimbell Operating Company, LLC
10.15†	—

Management Services Agreement, dated February 8, 2017, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.4 to Kimbell Royalty Partners, LP’s Form 8‑K filed on February 14, 2017)

10.16†	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.11 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2019)

10.17*†	—	Amendment No. 2 to Management Services Agreement, dated December 10, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC
10.18†	—

Management Services Agreement, dated February 8, 2017, by and between Nail Bay Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.5 to Kimbell Royalty Partners, LP’s Current Report on Form 8‑K filed on February 14, 2017)

10.19†	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2017, by and between Nail Bay Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.13 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2019)

10.20*†	—	Amendment No. 2 to Management Services Agreement, dated December 10, 2018, by and between Nail Bay Royalties, LLC and Kimbell Operating Company, LLC

10.21†	—

Management Services Agreement, dated February 8, 2017, by and between Steward Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.6 to Kimbell Royalty Partners, LP’s Form 8‑K filed on February 14, 2017)

10.22†	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between Steward Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.15 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2019)

10.23*†	—	Amendment No. 2 to Management Services Agreement, dated December 10, 2018, by and between Steward Royalties, LLC and Kimbell Operating Company, LLC
10.24†	—

Management Services Agreement, dated February 8, 2017, by and between Taylor Companies Mineral Management, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.7 to Kimbell Royalty Partners, LP’s Form 8‑K filed on February 14, 2017)

10.25†	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between Taylor Companies Mineral Management, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.17 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2019)

10.26*†	—	Amendment No. 2 to Management Services Agreement, dated December 10, 2018, by and between Taylor Companies Mineral Management, LLC and Kimbell Operating Company, LLC
10.27	—

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

10.28	—

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

10.29	—

Voting Agreement, dated as of July 12, 2018, by and between Haymaker Minerals & Royalties, LLC and Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 10.3 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

10.30	—

Voting Agreement, dated as of July 12, 2018, by and among EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC and Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 10.4 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

10.31	—

Transition Services Agreement, dated as of July 12, 2018, by and between Kimbell Royalty Partners, LP and Haymaker Services, LLC (incorporated by reference to Exhibit 10.5 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 18, 2018)

10.32	—

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

10.33	—

First Amendment to the Securities Purchase Agreements, dated as of July 11, 2018, by and among Haymaker Resources, LP, Haymaker Minerals & Royalties, LLC, Haymaker Services, LLC and Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 10.9 to Kimbell Royalty Partners, LP’s Quarterly Report on Form 10-Q filed on August 10, 2018)

10.34	—

Exchange Agreement, dated as of September 23, 2018, by and among Haymaker Minerals & Royalties, LLC, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC, the Kimbell Art Foundation, Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on September 25, 2018)

10.35	—

Purchase and Sale Agreement, dated as of November 20, 2018, by and among Rivercrest Capital Partners LP, Kimbell Art Foundation, Cupola Royalty Direct, LLC, Rivercrest Royalties Holdings II, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on November 23, 2018)

21.1*	—	List of Subsidiaries of Kimbell Royalty Partners, LP
23.1*	—	Consent of Grant Thornton LLP
23.2*	—	Consent of Ryder Scott Company, L.P.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350
99.1*	—	Report of Ryder Scott Company, L.P. as of December 31, 2018
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*      —Filed herewith.

**    —Furnished herewith.

†      —Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report pursuant to Item 15(b).

††—Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary

The Partnership has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: March 12, 2019	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Ravnaas	Chairman of the Board of Directors and Chief
Robert D. Ravnaas	Executive Officer (Principal Executive Officer)	March 12, 2019

/s/ R. Davis Ravnaas	President and Chief Financial Officer (Principal
R. Davis Ravnaas	Financial Officer)	March 12, 2019

/s/ R. Blayne Rhynsburger
R. Blayne Rhynsburger	Controller (Principal Accounting Officer)	March 12, 2019

/s/ William H. Adams III
William H. Adams III	Director	March 12, 2019

/s/ Erik B. Daugbjerg
Erik B. Daugbjerg	Director	March 12, 2019

/s/ Ben J. Fortson
Ben J. Fortson	Director	March 12, 2019

/s/ T. Scott Martin
T. Scott Martin	Director	March 12, 2019

/s/ Craig Stone
Craig Stone	Director	March 12, 2019

/s/ Brett G. Taylor
Brett G. Taylor	Director	March 12, 2019

/s/ Mitch S. Wynne
Mitch S. Wynne	Director	March 12, 2019

INDEX TO FINANCIAL STATEMENTS

2018
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2018 and 2017	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2018, the Period from February 8, 2017 through December 31, 2017, the Period from January 1, 2017 through February 7, 2017 and the Year Ended December 31, 2016

F-4

Consolidated Statements of Changes in Unitholders’ Equity for the Year Ended December 31, 2018 and the Period from February 8, 2017 through December 31, 2017 and Members’ Equity for the Period from January 1, 2017 through February 7, 2017 and the Year Ended December 31, 2016

F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2018, the Period from February 8, 2017 through December 31, 2017, the Period from January 1, 2017 through February 7, 2017 and the Year Ended December 31, 2016

F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in unitholders’ equity and predecessor members’ equity, and cash flows for the year ended December 31, 2018 (Partnership), the period from February 8, 2017 to December 31, 2017 (Partnership), January 1, 2017 to February 7, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 (Partnership), the period from February 8, 2017 to December 31, 2017 (Partnership), January 1, 2017 to February 7, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 12, 2019

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$15,773,987	$5,625,495
Oil, natural gas and NGL receivables	18,809,170	6,792,837
Commodity derivative assets	2,981,117	—
Accounts receivable and other current assets	50,551	236,673
Total current assets	37,614,825	12,655,005
Property and equipment, net	429,602	165,232
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($280,304,353 and $0 excluded from depletion at December 31, 2018 and December 31, 2017, respectively)	818,594,943	297,609,797
Less: accumulated depreciation, depletion, accretion and impairment	(107,779,453)	(15,394,238)
Total oil and natural gas properties	710,815,490	282,215,559
Commodity derivative assets	1,246,829	—
Loan origination costs, net	3,178,627	255,208
Total assets	$753,285,373	$295,291,004

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,331,081	$316,486
Other current liabilities	2,468,945	1,746,662
Commodity derivative liabilities	—	183,957
Total current liabilities	3,800,026	2,247,105
Commodity derivative liabilities	—	134,872
Long-term debt	87,309,544	30,843,593
Total liabilities	91,109,570	33,225,570
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A preferred units (110,000 units issued and outstanding as of December 31, 2018 and 0 units issued and outstanding as of December 31, 2017)	69,449,006	—
Unitholders' equity:
Common units (18,056,487 units issued and outstanding as of December 31, 2018 and 16,509,799 units issued and outstanding as of December 31, 2017)	293,992,935	262,065,434
Class B units (19,453,258 units issued and outstanding as of December 31, 2018 and 0 units issued and outstanding as of December 31, 2017)	972,663	—
Total unitholders' equity	294,965,598	262,065,434
Noncontrolling interest	297,761,199	—
Total equity	592,726,797	262,065,434
Total liabilities, mezzanine equity and unitholders' equity	$753,285,373	$295,291,004

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Revenue
Oil, natural gas and NGL revenues	$65,713,112	$29,943,920	$318,310	$3,606,659
Lease bonus and other income	1,213,550	721,172	—	—
Gain (loss) on commodity derivative instruments	3,331,548	(318,829)	—	—
Total revenues	70,258,210	30,346,263	318,310	3,606,659
Costs and expenses
Production and ad valorem taxes	4,399,667	2,452,058	19,651	280,474
Depreciation, depletion and accretion expense	25,213,043	15,546,341	113,639	1,604,208
Impairment of oil and natural gas properties	67,311,501	—	—	4,992,897
Marketing and other deductions	4,652,313	1,648,895	110,534	750,792
General and administrative expense	16,847,328	8,191,792	532,035	1,746,218
Total costs and expenses	118,423,852	27,839,086	775,859	9,374,589
Operating (loss) income	(48,165,642)	2,507,177	(457,549)	(5,767,930)
Other expense
Interest expense	4,091,900	791,437	39,307	424,841
Net (loss) income before income taxes	(52,257,542)	1,715,740	(496,856)	(6,192,771)
Provision for income taxes	24,681	—	—	—
State income taxes	—	—	—	19,848
Net (loss) income before Series A preferred unit distribution and accretion	(52,282,223)	1,715,740	(496,856)	(6,212,619)
Distribution and accretion on Series A preferred units	(6,310,040)	—	—	—
Net (loss) income	(58,592,263)	1,715,740	(496,856)	(6,212,619)
Net loss attributable to noncontrolling interests	(1,855,681)	—	—	—
Net (loss) income attributable to Kimbell Royalty Partners LP	(56,736,582)	1,715,740	(496,856)	(6,212,619)
Distribution on Class B units	(30,967)	—	—	—
Net (loss) income attributable to common units	$(56,767,549)	$1,715,740	$(496,856)	$(6,212,619)

Net (loss) income attributable to common units
Basic	$(3.08)	$0.11	$(0.82)	$(10.28)
Diluted	$(3.08)	$0.10	$(0.82)	$(10.28)
Weighted average number of common units outstanding
Basic	18,442,234	16,336,871	604,137	604,137
Diluted	18,442,234	16,455,602	604,137	604,137

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY AND PREDECESSOR MEMBERS’ EQUITY

					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at January 1, 2016 - Predecessor	604,137	$14,239,422	—	$—	$—	$14,239,422
Unit-based compensation	—	605,059	—	—	—	605,059
Net loss	—	(6,212,619)	—	—	—	(6,212,619)
Balance at December 31, 2016 - Predecessor	604,137	8,631,862	—	—	—	8,631,862
Unit-based compensation	—	50,422	—	—	—	50,422
Net loss	—	(496,856)	—	—	—	(496,856)
Transfer of membership units to Rivercrest Royalties Holdings, LLC	(604,137)	(98,988)	—	—	—	(98,988)

Balance at February 8, 2017 - Partnership	—	8,086,440	—	—	—	8,086,440
Common units issued to Predecessor in exchange for oil and natural gas properties	1,191,974	—	—	—	—	—
Common units issued to contributors in exchange for oil and natural gas properties	9,390,734	169,033,212	—	—	—	169,033,212
Common units sold to public	5,750,000	103,500,000	—	—	—	103,500,000
Underwriting discount and structuring fee incurred at initial public offering	—	(7,245,000)	—	—	—	(7,245,000)
Distributions to unitholders	—	(13,823,371)	—	—	—	(13,823,371)
Unit-based compensation	177,091	798,413	—	—	—	798,413
Net income	—	1,715,740	—	—	—	1,715,740
Balance at December 31, 2017 - Partnership	16,509,799	262,065,434	—	—	—	262,065,434
Common units issued for acquisition	10,000,000	235,400,000	—	—	—	235,400,000
Common units issued for equity offering	3,450,000	61,411,708	—	—	—	61,411,708
Class B units issued for Drop Down acquisition	—	—	6,500,000	325,000	90,025,000	90,350,000
Recapitalization related to tax conversion	(12,953,258)	(209,591,880)	12,953,258	647,663	209,591,880	647,663
Unit-based compensation	1,049,946	3,170,299	—	—	—	3,170,299
Distributions to unitholders	—	(38,303,043)	—	—	—	(38,303,043)
Issuance of Series A preferred units	—	36,607,966	—	—	—	36,607,966
Distribution and accretion on Series A preferred units	—	(4,510,648)	—	—	(1,799,392)	(6,310,040)
Distribution on Class B units	—	(30,967)	—	—	—	(30,967)
Net loss before Series A preferred unit distribution and accretion	—	(52,225,934)	—	—	(56,289)	(52,282,223)
Balance at December 31, 2018 - Partnership	18,056,487	$293,992,935	19,453,258	$972,663	$297,761,199	$592,726,797

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income before Series A preferred unit distribution and accretion	$(52,282,223)	$1,715,740	$(496,856)	$(6,212,619)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and accretion expense	25,213,043	15,546,341	113,639	1,604,208
Impairment of oil and natural gas properties	67,311,501	—	—	4,992,897
Amortization of loan origination costs	466,002	57,292	4,241	46,969
Amortization of tenant improvement allowance	—	—	(2,864)	(34,369)
Unit-based compensation	3,170,299	798,413	50,422	605,059
(Gain) loss on commodity derivative instruments	(4,546,775)	318,829	—	—
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(7,041,371)	(1,689,609)	14,551	(66,455)
Accounts receivable and other current assets	186,122	(236,673)	333,056	1,027,172
Accounts payable	985,936	316,486	247,972	(952,800)
Other current liabilities	(259,554)	1,746,662	(77,442)	76,541
Net cash provided by operating activities	33,202,980	18,573,481	186,719	1,086,603
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(403,699)	(61,932)	—	(19,305)
Proceeds from sale of oil and natural gas properties	10,576,595	—	—	—
Purchase of oil and natural gas properties	(211,101,058)	(125,848,776)	(523)	(78,159)
Net cash used in investing activities	(200,928,162)	(125,910,708)	(523)	(97,464)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Series A preferred units, net of issuance costs	103,359,603	—	—	—
Contributions from Class B unitholders	972,663	—	—	—
Proceeds from equity offering	61,411,708
Proceeds from initial public offering	—	96,255,000	—	—
Distributions to unitholders	(38,303,043)	(13,823,371)	—	—
Distributions on Series A preferred units	(2,630,834)	—	—	—
Distributions to Class B unitholders	(12,953)	—	—	—
Borrowings on long-term debt	124,336,547	30,843,593	—	—
Repayments on long-term debt	(67,870,596)	—	—	(850,000)
Payment of loan origination costs	(3,389,421)	(312,500)	—	(13,000)
Net cash provided by financing activities	177,873,674	112,962,722	—	(863,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,148,492	5,625,495	186,196	126,139
CASH AND CASH EQUIVALENTS, beginning of period	5,625,495	—	505,880	379,741
CASH AND CASH EQUIVALENTS, end of period	$15,773,987	$5,625,495	$692,076	$505,880
Supplemental cash flow information:
Cash paid for interest	$3,285,387	$455,228	$34,505	$373,513
Cash paid for taxes	$—	$—	$5,355	$25,892
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$325,425,000	$—	$—	$—
Distribution to Class B unitholders in accounts payable	$18,014	$—	$—	$—
Distribution to Series A preferred unitholders in accounts payable	$981,837	$—	$—	$—
Non-cash deemed distribution to Series A preferred units	$2,697,369	$—	$—	$—
Capital expenditures and consideration payable included in accounts payable and other liabilities	$10,645	$—	$—	$(37)

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARNTERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” “the Partnership,” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” refer to Kimbell Royalty Operating, LLC. References to “the General Partner” refer to Kimbell Royalty GP, LLC. References to “the Sponsors” refer to affiliates of the Partnership’s founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including certain affiliates of the Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to the Partnership. References to “the Predecessor,” or “Rivercrest” refer to Rivercrest Royalties, LLC, the predecessor for accounting and financial reporting purposes. References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of the General Partner.

On February 8, 2017, the Partnership completed its initial public offering (“IPO”) of common units representing limited partner interests. The mineral and royalty interests comprising the Partnership’s initial assets were contributed to it by the Contributing Parties at the closing of its IPO. As a result, as of December 31, 2016, the Partnership had not yet acquired any of such assets. Unless otherwise indicated, the financial information presented for periods on or after February 8, 2017 refers to the Partnership as a whole. The financial information presented for periods on or prior to February 7, 2017 refers only to the Partnership’s Predecessor for accounting and financial reporting purposes and does not include the results of the Partnership as a whole. At the time of the Partnership’s IPO, the interests underlying the oil, natural gas and natural gas liquids (“NGLs”) production revenues of the Partnership’s Predecessor represented approximately 11% of the Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”) as of December 31, 2016.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

Kimbell Royalty Partners, LP is a Delaware limited partnership formed in 2015 to own and acquire mineral and royalty interests in oil and natural gas properties throughout the United States. Effective as of September 24, 2018, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. As an owner of mineral and royalty interests, the Partnership is entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying its interests, net of post-production expenses and taxes. The Partnership is not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. The Partnership’s primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, its Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which it owns an interest.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring, Tax Election and Related Transactions

On July 24, 2018, the Partnership entered into a Recapitalization Agreement (the "Recapitalization Agreement"), Haymaker Minerals & Royalties, LLC, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC (collectively, the “Haymaker Holders”), the Kimbell Art Foundation, Haymaker Resources, LP, the General Partner and the Operating Company pursuant to which (a) the Partnership's equity interest in the Operating Company was recapitalized into 13,886,204 newly issued common units of the Operating Company ("OpCo Common Units") and 110,000 newly issued Series A Cumulative Convertible Preferred Units in the Operating Company and (b) the 10,000,000 and 2,953,258 common units held by the Haymaker Holders and the Kimbell Art Foundation, respectively, were exchanged for (i) 10,000,000 and 2,953,258 newly issued Class B common units representing limited partner interests of the Partnership ("Class B Units"), respectively, and (ii) 10,000,000 and 2,953,258 newly issued OpCo Common Units, respectively. The Class B Units and OpCo Common Units are exchangeable together into an equal number of common units of the Partnership.

In May 2018, the General Partner’s Board of Directors (the “Board of Directors”) unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election (the “Tax Election”).  The Tax Election became effective on September 24, 2018. In preparation for making this election, on September 23, 2018, the Partnership (i) amended and restated its Second Amended and Restated Limited Partnership Agreement, (ii) amended and restated the Limited Liability Company Agreement of the Operating Company and (iii) entered into an exchange agreement with the Haymaker Holders, the Kimbell Art Foundation, the General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, the transactions described in the Recapitalization Agreement were consummated. The transactions contemplated by the Recapitalization Agreement are referred to herein as the “Restructuring.”

Pursuant to the terms of the Recapitalization Agreement, the Haymaker Holders and the Kimbell Art Foundation each paid five cents per Class B Unit to the Partnership as additional consideration with respect to the Class B Units (the “Class B Contribution”). The Haymaker Holders and the Kimbell Art Foundation, as holders of the Class B Units, are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A Preferred Units (as defined in Note 8—Preferred Units) but prior to distributions on the common units.

Following the effectiveness of the Tax Election and the completion of the related transactions, the Partnership’s royalty and minerals business continues to be conducted through the Operating Company, which is taxed as a partnership for federal and state income tax purposes. The Operating Company passes income to the noncontrolling interest and the Partnership, which is treated as a corporation for federal and state income tax purposes.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Oil, natural gas and NGL receivables consists of revenue payments due to the Partnership from its mineral and royalty interests. Under the terms of the contribution agreement entered into by and among the Partnership and the Contributing Parties prior to the IPO, the Partnership is entitled to receive royalty payments with respect to the acquired properties on and after February 1, 2017. The Partnership estimates and records an allowance for doubtful accounts when failure to collect the receivable is considered probable based on the relevant facts and circumstances surrounding the receivable. As of December 31, 2018, and 2017, no allowance for doubtful accounts is deemed necessary based upon a review of current receivables and the lack of historical write offs.

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

The capitalized costs are subject to a ceiling test, which limits capitalized costs to the aggregate of the present value of future net revenues attributable to proved oil, natural gas and NGL reserves discounted at 10% plus the lower of cost or market value of unproved properties. Costs associated with unevaluated properties are excluded from the full-cost pool until a  determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within five years.

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

The substantial majority of the Partnership’s proved oil and natural gas properties that were acquired at the time of the IPO were recorded at fair value as of the IPO. The fair value of these acquired assets was based on the common units issued to the Contributing Parties, other than the Predecessor, multiplied by the IPO price per common unit plus the net proceeds of the IPO that were distributed to the Contributing Parties, excluding the value of any common units or net proceeds distributed to the Predecessor. In accordance with SEC guidance, management determined the fair value of the acquired properties clearly exceeded the related full-cost ceiling limitation beyond a reasonable doubt and received an exemption from the SEC to exclude the properties acquired at the closing of the IPO from the ceiling test calculation. This exemption was effective beginning with the period ended March 31, 2017 and remained effective through all financial reporting periods through December 31, 2017. A component of the exemption received from the SEC is that the Partnership was required to assess the fair value of the acquired assets at each reporting period through the term of the exemption to ensure that the inclusion of the acquired assets in the full-cost ceiling test would not be appropriate.

The Partnership recorded an impairment expense on its oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of the Partnership’s quarterly full-cost ceiling analysis for the three months ended March 31, 2018 following the expiration of the aforementioned exemption and an impairment expense booking proved of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown (as defined in Note 3—Acquisitions and Divestitures) purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling. As the Partnership does not intend to book proved undeveloped reserves going forward, additional impairment charges could be recorded in  connection with future acquisitions. Additional impairments may be required to be recorded due to the Partnership’s decision to voluntarily and ratably eliminate, over time, our existing PUD reserves. Further, if the price of oil, natural gas and NGLs decreases in future periods, the Partnership may be required to record additional impairments as a result of the full-cost ceiling limitation. No impairment expense was recorded by the Predecessor for the period from January 1, 2017 to February 7, 2017 (the “Predecessor 2017 Period”). During the year ended December 31, 2016, the Predecessor recorded non-cash impairment charges of approximately $5.0 million, primarily due to changes in reserve values resulting from the reduction in commodity prices and other factors.

The Partnership’s oil and natural gas properties are depleted on the unit-of-production method using estimates of proved oil, natural gas and NGL reserves. Sales or other dispositions of oil and gas properties are accounted for as

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change. No gains or losses were recorded for the year ended December 31, 2018, the period from February 8, 2017 to December 31, 2017, the Predecessor 2017 Period, or the year ended December 31, 2016.

Due to the nature of the Partnership’s and the Predecessor’s mineral and royalty interests, there are no exploratory activities pending determination, and no exploratory costs were charged to expense for the year ended December 31, 2018, the period from February 8, 2017 to December 31, 2017, the Predecessor 2017 Period, or the year ended December 31, 2016.

Other Current Liabilities

Other current liabilities consist primarily of Series A Preferred Unit and Class B Unit distributions, accrued interest, revenue payable, accrued tax liability and ad valorem taxes.

Income Taxes

As discussed further in Note 1—Organization and Basis of Presentation, on May 28, 2018, the Partnership announced that the Board of Directors had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which became effective on September 24, 2018.

Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Predecessor incurred de minimis amounts of state income taxes during the year ended December 31, 2016.

Uncertain tax positions are recognized in the financial statements only if that position is more-likely-than-not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Partnership and the Predecessor had no uncertain tax positions at December 31, 2018 and 2017.

The Partnership and Predecessor recognize interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2018, the period from February 8, 2017 to December 31, 2017, the Predecessor 2017 Period, and the year ended December 31, 2016 and 2015, the Partnership and the Predecessor did not recognize any interest or penalty expense related to uncertain tax positions.

The Partnership has filed all tax returns to date that are currently due. For the Predecessor, tax years after December 31, 2013 remain subject to possible examination by taxing authorities although no such examination has been requested.

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

During the year ended December 31, 2018, the Partnership’s top purchaser accounted for approximately 10% of oil, natural gas and NGL sales revenue. During the period from February 8, 2017 to December 31, 2017, one purchaser accounted for approximately 14% of oil, natural gas and NGL sales revenue. During the year ended December 31, 2016, three purchasers accounted for approximately 20%,  13% and 10% of oil, natural gas and NGL sales revenue.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from Contracts with Customers

Royalty income represents the right to receive revenues from oil, natural gas and natural gas liquids sales obtained by the operator of the wells in which the Partnership owns a royalty interest. Royalty income is recognized at the point control of the product is transferred to the operator. Virtually all of the pricing provisions in the Partnership’s contracts are tied to a market index.

Royalty income from oil, natural gas and natural gas liquids sales

The Partnership’s oil, natural gas and natural gas liquids sales contracts are generally structured whereby the producer of the properties in which the Partnership owns a royalty interest sells the Partnership’s proportionate share of oil, natural gas and natural gas liquids production to the purchaser and the Partnership collects its percentage royalty based on the revenue generated by the sale of the oil, natural gas and natural gas liquids. In this scenario, the Partnership recognizes revenue when control transfers to the operator at the wellhead or at the gas processing facility based on the Partnership’s percentage ownership share of the revenue, net of any deductions for gathering and transportation.

Transaction price allocated to remaining performance obligations

The Partnership’s right to royalty income does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligation under any of the Partnership’s royalty income contracts.

Contract balances

Under the Partnership’s royalty income contracts, it would have the right to receive royalty income from the producer once production has occurred, at which point payment is unconditional. Accordingly, the Partnership’s royalty income contracts do not give rise to contract assets or liabilities.

Prior-period performance obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for one to four months after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. Identified differences between the Partnership’s revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

Fair Value Measurements

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. The carrying amount reported for long-term debt represents fair value as the interest rates approximate current market rates. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized or that will be realized in the future. See Note 5—Fair Value Measurements for further discussion of the Partnership’s fair value measurements.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New Accounting Pronouncements

Recently Adopted Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” an ASU on a comprehensive new revenue recognition standard that supersedes Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” The new accounting guidance creates a framework under which an entity allocates the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities are required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation, and determining when an entity satisfies its performance obligations. The standard allows for either ‘‘full retrospective’’ adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or ‘‘modified retrospective’’ adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations—Clarifying the Definition of a Business.” This update apples to all entities that must determine whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should not be accounted for as a business. The Partnership adopted this update prospectively effective January 1, 2018. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Partnership early adopted ASU 2018-07 effective January 1, 2018.  This standard substantially aligned the accounting for share based payments to employees and nonemployees. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations.

Accounting Pronouncements Not Yet Adopted

In July 2018, the FASB issued 2018-09, “Codification Improvements.” This update provides clarification and corrects unintended application of the guidance in various sections. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership is currently evaluating the impact of the adoption of this update but does not believe it will have a material impact on its financial position, results of operations or liquidity. The Partnership is still evaluating the impact of this standard.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” This update provides clarification and corrects unintended application of certain sections in the new lease guidance. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

within that fiscal year. The Partnership believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity.

In July 2018, the FASB issued ASU 2018-11, “Lease (Topic 842): Targeted Improvements.” This update provides another transition method of allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Partnership believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016‑02, "Leases." ASU 2016‑02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Partnership believes the adoption of this update will have a $3.4 million to $4.2 million impact on its financial position, results of operations or liquidity.

NOTE 3—ACQUISITIONS AND DIVESTITURES

2018 Activity

In May 2018, the Partnership executed two purchase and sale agreements to sell a small portion of its Delaware Basin acreage for $10.6 million, which was recorded as a reduction in the full-cost pool, with no gain or loss recorded on the sale. At the time of the divestiture, the sales represented approximately 29 barrels of equivalent (“Boe”) per day of production, less than 0.8% of total production and 59 net royalty acres, approximately 0.08% of total net royalty acres.

On July 12, 2018, the Partnership completed the acquisition (the “Haymaker Acquisition”)  of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Properties, LP (together, “Haymaker”). The purchase price for the Haymaker Acquisition was comprised of (i) cash consideration of approximately $216.8 million, which was reduced by approximately $6.4 million of cash acquired and by approximately $9.3 million for net cash received or receivable by the Partnership for oil and natural gas production revenue occurring prior to the closing date of July 12, 2018 and increased by approximately $7.5 million in capitalized transaction costs for a net amount of approximately $208.6 million (the “Cash Consideration”), and (ii) 10,000,000 common units of the Partnership, valued at approximately $235.4 million based on the closing price of $23.54 on July 12, 2018. The Partnership funded the Cash Consideration with borrowings under the Amended Credit Agreement (as defined in Note 7—Long Term Debt) and net proceeds from the Preferred Unit Transaction (as defined in Note 8—Preferred Units). The assets acquired in the Haymaker Acquisition consist of approximately 5.4 million gross acres and 43,000 net royalty acres.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following unaudited pro forma results of operations reflect the Partnership’s results as if the Haymaker Acquisition had occurred on January 1, 2017. In the Partnership’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Total revenues	$70,258,210	$80,292,349
Net (loss) income attributable to common units	$(56,767,549)	$922,095

Net (loss) income attributable to common units
Basic	$(3.08)	$0.04
Diluted	$(3.08)	$0.03

On December 20, 2018, the Partnership completed the acquisition (the “Dropdown”) of (i) certain overriding royalty, royalty and other mineral interests from Rivercrest Capital Partners LP, the Kimbell Art Foundation, and Cupola Royalty Direct, LLC,  as well as all of the interests of a subsidiary of Rivercrest Royalties Holdings II, LLC in exchange for a total of 6,500,000 OpCo Common Units and an equal number of Class B Units. The assets acquired in the Dropdown consist of approximately 1.0 million gross acres and 16,700 net royalty acres.

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

At December 31, 2018, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value. This amount constitutes approximately 24% of daily oil and natural gas production.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. The Partnership records all derivative contracts at fair value. Changes in the fair values of the Partnership’s derivative instruments are presented on a net basis in the accompanying consolidated statement of operations and consisted of the following:

	Year Ended December 31,	Period from February 8, 2017 to December 31,
	2018	2017
Beginning fair value of commodity derivative instruments	$(318,829)	$—
Gain (loss) on commodity derivative instruments	3,331,548	(318,829)
Net cash paid on settlements of derivative instruments	1,215,227	—
Ending fair value of commodity derivative instruments	$4,227,946	$(318,829)

The following table presents the fair value of the Partnership’s derivative contracts as of December 31, 2018 and 2017:

		December 31,	December 31,
Classification	Balance Sheet Location	2018	2017
Assets:
Current asset	Commodity derivative assets	$2,981,117	$—
Long-term asset	Commodity derivative assets	1,246,829	—
Liabilities:
Current liability	Commodity derivative liabilities	—	(183,957)
Long-term liability	Commodity derivative liabilities	—	(134,872)
		$4,227,946	$(318,829)

At December 31, 2018, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
December 2018	19,034	$64.28	$56.00	$66.25
January 2019 - December 2019	224,110	$61.47	$53.07	$63.47
January 2020 - December 2020	224,356	$55.48	$50.45	$61.43

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
January 2019 - December 2019	3,859,145	$2.74	$2.74	$2.76
January 2020 - December 2020	3,582,862	$2.64	$2.51	$2.94

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the consolidated balance sheets approximated fair value at December 31, 2018 and 2017. As a result, these financial assets and liabilities are not discussed below.

•	Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets.
•

Level 2—Quoted prices for similar assets or liabilities in non-active markets, or inputs that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3— Measurement based on prices or valuations models that require inputs that are both unobservable and significant to the fair value measurement (including the Partnership’s own assumptions in determining fair value).

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2018 and 2017.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consists of the following:

	December 31,	December 31,
	2018	2017
Oil and natural gas properties
Proved properties	$538,290,590	$297,609,797
Unevaluated properties	280,304,353	—
Less: accumulated depreciation, depletion and impairment	(107,779,453)	(15,394,238)
Total oil and natural gas properties	$710,815,490	$282,215,559

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within five years.

Costs associated with unevaluated properties are excluded from the full cost pool until the Partnership has made a determination as to the existence of proved reserves. The Partnership assesses all items classified as unevaluated property on an annual basis for possible impairment. The Partnership assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: operators’ intent to drill; remaining lease term; geological and geophysical evaluations; operators’ drilling results and activity; the assignment of proved reserves; and the economic viability of operator development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

The Partnership recorded an impairment expense on its oil and natural gas properties of $67.3 million during the year ended December 31, 2018, as a result of its quarterly full cost ceiling analysis during the three months ended March 31, 2018 and December 31, 2018. No impairment expense was recorded for the period from February 8, 2017 to December 31, 2017 or for the Predecessor 2017 Period. During the year ended December 31, 2016, the Predecessor recorded a non-cash impairment charge of $5.0 million primarily due to changes in reserve values resulting from the decline in commodity prices and other factors.

NOTE 7—LONG-TERM DEBT

In connection with its IPO, on January 11, 2017, the Partnership entered into a credit agreement (the “2017 Credit Agreement”) with Frost Bank, as administrative agent, and the lenders party thereto, providing for a  $50.0 million secured revolving credit facility secured by substantially all of its assets and the assets of its wholly owned subsidiaries. The secured revolving credit facility permitted aggregate commitments under the secured revolving credit facility to be increased up to $100.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

On July 12, 2018, in connection with the Haymaker Acquisition, the Partnership entered into an amendment (the “Credit Agreement Amendment”) to the Partnership’s 2017 Credit Agreement (the 2017 Credit Agreement as amended by the Credit Agreement Amendment, the “Amended Credit Agreement”), by and among the Partnership, certain subsidiaries of the Partnership as guarantors, Frost Bank, as administrative agent, and the other lenders party thereto. The Credit Agreement Amendment increased commitments under the Amended Credit Agreement from $50.0 million to $200.0 million. Under the Amended Credit Agreement, availability under the secured revolving credit facility will equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base under the Amended Credit Agreement was set at $200.0 million and was reaffirmed at $200.0 million in connection with the November 1, 2018 redetermination date. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowing base will be redetermined semiannually on November 1 and May 1 of each year based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries and the next redetermination date will be May 1, 2019. The secured revolving credit facility matures on February 8, 2022.

The Credit Agreement Amendment amended the 2017 Credit Agreement to provide for, among other things, (i) the addition of the subsidiaries the Partnership acquired in the Haymaker Acquisition, as well as the Operating Company, as guarantors under the Amended Credit Agreement, (ii) limitations on the Partnership’s ability to incur certain debt or issue preferred equity, (iii) limitations on redemptions of the Series A Preferred Units and the ability of the Partnership and the restricted subsidiaries of the Partnership to make distributions and other restricted payments, in each case, unless certain conditions are satisfied, (iv) increased limitations on the Partnership’s ability to dispose of certain assets or encumber certain assets, (v) a decrease in the applicable margin under the 2017 Credit Agreement, which varies based upon the level of borrowing base usage, by 0.25% for each applicable level as set forth in the Amended Credit Agreement, such that the applicable margin will range from 1.00% to 2.00% in the case of ABR Loans (as defined in the Amended Credit Agreement) and 2.00% to 3.00% in the case of LIBOR Loans (as defined in the Amended Credit Agreement) and (vi) the addition of certain restrictions on the Partnership’s and the Operating Company’s ability to take certain actions or amend their organizational documents.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit the Partnership’s ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring the

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Partnership to maintain the following financial ratios or to reduce the Partnership’s indebtedness if the Partnership is unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control.

During the year ended December 31, 2018, the Partnership borrowed an additional $124.4 million under the secured revolving credit facility and repaid $67.9 million of the total outstanding borrowings. As of December 31, 2018, the Partnership’s outstanding balance was $87.3 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of December 31, 2018.

As of December 31, 2018, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 2.25% or Prime Rate (as defined in the secured revolving credit facility) plus a margin of 1.25%. For the year ended December 31, 2018, the weighted average interest rate on the Partnership’s outstanding borrowings was 4.61%.

NOTE 8—PREFERRED UNITS

Preferred Purchase Agreement

In July 2018, in connection with the closing of the Haymaker Acquisition, the Partnership completed the private placement of 110,000 Series A Preferred Units to certain affiliates of Apollo Capital Management, L.P. (the “Series A Purchasers”) for $1,000 per Series A Preferred Unit,  resulting in gross proceeds to the Partnership of $110.0 million. Until the conversion of the Series A Preferred Units into common units or their redemption, holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions equal to 7.0% per annum plus accrued and unpaid distributions. In connection with the issuance of the Series A Preferred Units, the Partnership granted holders of the Series A Preferred Units board observer rights beginning on the third anniversary of the original issuance date, and board appointment rights beginning the fourth anniversary of the original issuance date and in the case of events of default with respect to the Series A Preferred Units.

The following table summarizes the changes in the number of the Series A Preferred Units:

Series A
Preferred Units
Balance at December 31, 2017	—
Series A Preferred Units issued	110,000
Balance at December 31, 2018	110,000

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has limited partner units. At December 31, 2018, the Partnership had a total of 18,056,487 common units issued and outstanding and 19,453,258 Class B Units outstanding.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2017	16,509,799
Common units issued under the LTIP (1)	1,049,946
Common units issued for acquisition	10,000,000
Common units issued for equity offering (2)	3,450,000
Unit exchange related to tax conversion	(12,953,258)
Balance at December 31, 2018	18,056,487

(1)

Includes  720,283 and 326,654 restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as amended, the “LTIP”) on December 7, 2018 and January 29, 2018, respectively, 4,478 of restricted units granted to a new director under the LTIP on May 9, 2018, and the forfeiture of 1,469 units.

(2)

On October 1, 2018, the Partnership completed an underwritten public offering of 3,450,000 common units, including an additional 450,000 common units in connection with the exercise of the underwriters’ option to purchase additional common units, for net proceeds of approximately $61.8 million. The Partnership used the net proceeds to purchase OpCo Common Units. The Operating Company in turn used the net proceeds to repay a portion of the outstanding borrowings under the Partnership’s secured revolving credit facility.

The following table presents information regarding the common unit cash distributions approved by the Board of Directors for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2018	$0.42	April 27, 2018	May 7, 2018	May 14, 2018
Q2 2018	$0.43	July 27, 2018	August 6, 2018	August 13, 2018
Q3 2018	$0.45	October 26, 2018	November 5, 2018	November 12, 2018
Q4 2018	$0.40	January 25, 2019	February 4, 2019	February 11, 2019

Q1 2017 (1)	$0.23	May 2, 2017	May 8, 2017	May 15, 2017
Q2 2017	$0.30	July 28, 2017	August 7, 2017	August 14, 2017
Q3 2017	$0.31	October 27, 2017	November 6, 2017	November 13, 2017
Q4 2017	$0.36	January 26, 2018	February 7, 2018	February 14, 2018

(1)	The amount of the first quarter 2017 distribution was adjusted for the period from the date of the closing of the Partnership’s IPO through March 31, 2017.

The Predecessor made no distributions during the year ended December 31, 2016.

The following table summarizes the changes in the number of the Partnership’s Class B Units:

Class B Units
Balance at December 31, 2017	—
Unit exchange related to Tax Election	12,953,258
Class B Units issued for Dropdown (1)	6,500,000
Balance at December 31, 2018	19,453,258

(1)	See Note 3—Acquisition and Divestitures for discussion regarding the Dropdown.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pursuant to the terms of the Recapitalization Agreement, the Haymaker Holders and the Kimbell Art Foundation, as holders of the Class B Units, are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A Preferred Units but prior to distributions on the common units.

The Class B Units and OpCo Common Units are exchangeable together into an equal number of common units of the Partnership. See Recapitalization Agreement in Note 1 for further detail.

NOTE 10—EARNINGS (LOSS) PER UNIT

Basic earnings (loss) per unit (“EPU”) is calculated by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested common units granted under the Partnership’s LTIP for its employees, directors and consultants, potential conversion of Class B Units and unvested options granted under the Predecessor’s long-term incentive plan as described in Note 11—Unit-Based Compensation.

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Net (loss) income attributable to common units	$(56,767,549)	$1,715,740	$(496,856)	$(6,212,619)

Weighted average number of common units outstanding:
Basic	18,442,234	16,336,871	604,137	604,137
Effect of dilutive securities:
Restricted stock units	—	118,731	—	—
Class B units	—	—	—	—
Diluted	18,442,234	16,455,602	604,137	604,137

Net (loss) income attributable to common units
Basic	$(3.08)	$0.11	$(0.82)	$(10.28)
Diluted	$(3.08)	$0.10	$(0.82)	$(10.28)

The calculation of diluted net loss per share for the year ended December 31, 2018 excludes the conversion of the Class B Units to common units and 1,157,924 of non-vested shares of restricted stock units issuable upon vesting, because their inclusion in the calculation would be anti-dilutive. For the Predecessor 2017 period and the year ended December 31, 2016, the effect of the 110,000 options issued under the Predecessor’s long-term incentive plan were anti-dilutive. Therefore, the options issued under the Predecessor’s long-term incentive plan were not included in the diluted EPU calculation on the consolidated statements of operations for those periods.

NOTE 11—UNIT-BASED COMPENSATION

On September 23, 2018, the General Partner entered into the First Amendment to the LTIP, which increased the number of common units eligible for issuance under the LTIP by 2,500,000 common units for a total of 4,541,600 common units. The Partnership’s LTIP authorizes grants to its employees, directors and consultants. The restricted units issued under the Partnership’s LTIP generally vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through the applicable vesting date. Compensation expense for such awards will be recognized over the term of the service period on a straight-line basis over the requisite service period for the entire award. Management elects not to estimate forfeiture rates and to account for forfeitures in compensation cost

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

when they occur. After the adoption of ASU 2018-07, compensation expense for consultants will be treated in the same manner as that of the employees and directors.

Distributions related to the restricted units are paid concurrently with the Partnership’s distributions for common units. The fair value of the Partnership’s restricted units issued under the LTIP to the Partnership’s employees, directors and consultants is determined by utilizing the market value of the Partnership’s common units on the respective grant date.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2017	167,571	$18.655	1.364 years
Granted - service condition employees	622,212	17.894	—
Granted - service condition consultants	31,238	17.588	—
Granted - non-employee directors	397,965	18.183	—
Forfeited	(1,469)	(17.610)	—
Vested	(59,593)	(18.695)	—
Unvested at December 31, 2018	1,157,924	$18.054	2.696 years

Prior to the IPO, the Predecessor had a long-term incentive plan that provided for the issuance of up to 110,000 membership units in the form of options as compensation for services performed for the Predecessor. For the Predecessor 2017 Period and the year ended December 31, 2016, total compensation expense for awards under the long-term incentive plan was $0.05 million and $0.6 million respectively, and is included general and administrative expenses in the consolidated statements of operations. In connection with the transactions that were completed at the closing of the Partnership’s IPO, the outstanding options to purchase membership units under the Predecessor’s long-term incentive plan expired and were not converted to units in the Partnership.

NOTE 12—INCOME TAXES

As discussed further in Note 1, on May 28, 2018, the Partnership announced that the Board of Directors had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which became effective on September 24, 2018. Subsequent to the Partnership’s change in tax status, the Partnership’s provision for income taxes for the year ended December 31, 2018 was based on the estimated annual effective tax rate plus discrete items.

The Partnership’s effective income tax rate was (0.5)% for the year ended December 31, 2018. The Partnership incurred a tax loss for the current year and thus, no current income taxes will be due. This tax loss results in a net operating loss carryforward at December 31, 2018 for federal and state purposes of $0.6 million and $0.07 million, respectively. Prior to September 24, 2018, the effective date of the Partnership’s change in income tax status, the Partnership was organized as a pass-through entity for income tax purposes. As a result, the Partnership’s partners were responsible for federal income taxes on their share of the Partnership’s taxable income with the exception of any entity-level income taxes such as the Texas margin tax.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Current
Federal	$—	$—	$—	$—
State	24,681	—	—	19,848
Total Current	24,681	—	—	19,848
Deferred
Federal	—	—	—	—
State	—	—	—	—
Total Deferred	—	—	—	—
Provision for income taxes	$24,681	$—	$—	$19,848

The Partnership’s income tax expense differs from the amount derived by applying the statutory federal rate to pretax loss principally due the effect of the following items:

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016

Net (loss) income before taxes	$(52,257,542)	$1,715,740	$(496,856)	$(6,192,771)
Statutory rate	21%	35%	35%	35%
Income tax expense computed at statutory rate	(10,974,084)	600,509	(173,900)	(2,167,470)
Reconciling items:
State income taxes	(70,441)	—	—	—
Texas margin tax	24,681	—	—	19,848
Change in tax status	(20,038,820)	—	—	—
Noncontrolling interest	(360,082)	—	—	—
Income (loss) not subject to corporate tax	10,598,375	(600,509)	173,900	2,167,470
Change in valuation allowance - federal	20,771,214	—	—	—
Change in valuation allowance - state	70,441	—	—	—
Other, net	3,397	—	—	—
Provision for income taxes	$24,681	$—	$—	$19,848

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Partnership’s deferred taxes are detailed in the table below.

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Deferred tax asset
Outside basis in OpCo	$21,036,307	$—	$—	$—
Federal tax loss carryforwards	622,775	—	—	—
State tax loss carryforwards	70,441	—	—	—
Deferred tax asset	21,729,523	—	—	—
Valuation allowance	(20,841,655)	—	—	—
Net deferred tax asset	$887,868	$—	$—	$—
Deferred tax liability
Derivative instruments and other	887,868	—	—	—
Net deferred tax liability	$887,868	$—	$—	$—
Reflected in the accompanying balance sheet as:
Net deferred tax asset	$—	$—	$—	$—
Net deferred tax liability	$—	$—	$—	$—

The Partnership has United States federal tax loss carryforwards (“NOL”) of approximately $0.6 million as of December 31, 2018. The tax years ended December 31, 2015 through 2018 remain open to examination under the applicable statute of limitations in the United States and other jurisdictions in which the Partnership and its subsidiaries file income tax returns. However, the statute of limitations for examination of NOLs and other similar attribute carryforwards does not commence until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under United States federal tax law. The Partnership believes that it is more likely than not that the benefit from the outside basis differences in the Partnership’s investment in the Operating Company and certain NOL carryforwards will not be realized. In recognition of this risk, the Partnership has provided a valuation allowance of $17.0 million on the deferred tax assets relating to the outside basis differences in the Partnership’s investment in the Operating Company and the NOL carryforwards.

As of December 31, 2018, the Partnership has not recorded a reserve for any uncertain tax positions. No federal income tax payments are expected in the upcoming four quarterly reporting periods.

NOTE 13—RELATED PARTY TRANSACTIONS

In connection with the IPO, the Partnership entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with Steward Royalties, LLC (“Steward Royalties”), Taylor Companies Mineral Management, LLC (“Taylor Companies”), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”) pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to the Partnership’s unitholders. During the year ended December 31, 2018, the Partnership made payments to Steward Royalties, Taylor Companies, K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $130,000,  $526,855,  $120,000,  $356,837 and $521,981, respectively.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain consultants who provide services under the above mentioned management services agreements are granted restricted units under the Partnership’s LTIP. As of December 31, 2018 and 2017, the Partnership had an outstanding receivable from Rivercrest Capital Management and certain employees of $7,773 and $12,550,  respectively, which is included in accounts receivable and other current assets in the accompanying audited consolidated balance sheets.

During the Predecessor 2017 Period and the year ended December 31, 2016, the Predecessor had certain related party receivables and payables; however, such amounts are de minimis.

NOTE 14—ADMINISTRATIVE SERVICES

The Partnership relies upon its officers, directors, Sponsors and outside consultants to further its business efforts. The Partnership also hires independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist its officers and directors. Certain administrative services are being provided by individuals on the Board of Directors and their affiliated entities. See Note 13―Related Party Transactions.

Transition Services Agreement

On July 12, 2018, pursuant to the Haymaker Acquisition, the Partnership entered into a Transition Services Agreement (the “Transition Services Agreement”) with Haymaker Services, LLC (“Haymaker Services”). Pursuant to the Transition Services Agreement, Haymaker Services provided certain administrative services and accounting assistance on a transitional basis for total compensation of approximately $2.3 million through December 31, 2018, at which point, the Transition Services Agreement terminated. Such costs are included in general and administrative expense in the accompanying consolidated statement of operations.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

The Partnership leases certain office space under non-cancelable operating leases that end at various dates through 2029. The Partnership recognizes rent expense on a straight-line basis over the lease term. Rent expense is included in general and administrative expense and was de minimis for all periods presented on the consolidated statements of operations.

Future minimum lease commitments under non-cancelable leases are as follows as of December 31, 2018:

f
Years Ending December 31,
2019	$369,079
2020	522,904
2021	488,253
2022	488,253
2023	492,236
Thereafter	2,761,280
Total	$5,122,005

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to December 31, 2018 in the preparation of its financial statements.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 6, 2019, the Partnership paid a quarterly cash distribution on the Series A Preferred Units of $17.27 per Series A Preferred Unit, resulting in a total quarterly distribution of approximately $1.9 million for the quarter ended December 31, 2018.

On January 25, 2019, the Board of Directors declared a quarterly cash distribution of $0.40 per common unit for the quarter ended December 31, 2018. The distribution was paid on February 11, 2019 to common unitholders of record as of the close of business on February 4, 2019. The difference between the declared distribution and the cash available for distribution is primarily attributable to the assets acquired in the Dropdown being effective on October 1, 2018, but only reflected in the condensed consolidated financial statements from December 20, 2018 onward.

On February 6, 2019, the Partnership agreed to acquire all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC that own oil and natural gas mineral and royalty interests (the “Phillips Acquisition”). The proposed aggregate consideration for the Phillips Acquisition consists of 9,400,000 OpCo Common Units and an equal number of Class B Units, with an approximate value of $151.3 million. At the time of the filing of this Annual Report, the Phillips Acquisition has not closed and is expected to close in late March 2019. The closing of the Phillips Acquisition remains subject to the satisfaction of certain closing conditions, and there can be no assurance that it will be completed as planned or at all.

NOTE 17—SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,	December 31,
	2018	2017
Oil, natural gas and NGL interests
Proved properties	$538,290,590	$297,609,797
Unevaluated properties	280,304,353	—
Total oil, natural gas and NGL interests	818,594,943	297,609,797
Accumulated depreciation, depletion, accretion and impairment	(107,779,453)	(15,394,238)
Net oil, natural gas and NGL interests capitalized	$710,815,490	$282,215,559

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs incurred in oil and natural gas activities

Costs incurred in oil, natural gas and NGL acquisition and development activities are as follows:

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2018	2016
Acquisition costs
Proved properties	$243,227,632	$297,609,797	$—	$—
Unevaluated properties	288,334,110	—	—	—
Total	531,561,742	297,609,797	—	—
Development costs
Proved properties	—	—	—	78,159
Total	—	—	—	78,159
Total costs incurred on oil, natural gas and NGL activities	$531,561,742	$297,609,797	$—	$78,159

Results of Operations from Oil, Natural Gas and Natural Gas Liquids Producing Activities

The following schedule sets forth the revenues and expenses related to the production and sale of oil, natural gas and NGLs. It does not include any interest costs or general and administrative costs and, therefore, is not necessarily indicative of the contribution to the net operating results of the Partnership’s or Predecessor’s oil, natural gas and NGL operations.

	Partnership		Predecessor
	Year Ended December 31,	Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2018	2017	2017	2016
Oil, natural gas and NGL revenues	$65,713,112	$29,943,920	$318,310	$3,606,659
Lease bonus and other income	1,213,550	721,172	—	—
Production and ad valorem taxes	(4,399,667)	(2,452,058)	(19,651)	(280,474)
Depreciation, depletion and accretion expense	(25,213,043)	(15,394,238)	(113,639)	(1,604,208)
Impairment of oil and natural gas properties	(67,311,501)	—	—	(4,992,897)
Marketing and other deductions	(4,652,313)	(1,648,895)	(110,534)	(750,792)
Results of operations from oil, natural gas and NGLs	$(34,649,862)	$11,169,901	$74,486	$(4,021,712)

The following tables summarize the net ownership interest in the proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows related to the proved oil, natural gas and NGL reserves, and the estimates were prepared by the Partnership based on reserve reports prepared by Ryder Scott for the years ended December 31, 2018, 2017 and 2016. The proved oil, natural gas and NGL reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the FASB and the SEC.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A Boe conversion ratio of six thousand cubic feet per barrel (6mcf/Bbl) of natural gas to barrels of oil equivalence is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead. All Boe conversions in the report are derived from converting gas to oil in the ratio mix of six thousand cubic feet of gas to one barrel of oil.

The Partnership’s net proved oil, natural gas and NGL reserves and changes in net proved oil, natural gas and NGL reserves attributable to the oil, natural gas and NGL properties, which are located in multiple states are summarized below:

	Crude Oil and		Natural Gas
	Condensate	Natural Gas	Liquids	Total
	(MBbls)	(MMcf)	(MBbls)	(MBOE)
Net proved reserves at January 1, 2016	6,827	51,734	1,647	17,096
Revisions of previous estimates (1)	131	(852)	335	324
Purchase of minerals in place (2)	45	90	9	69
Extensions, discoveries and other additions (3)	637	2,851	115	1,227
Production	(430)	(3,433)	(124)	(1,126)
Net proved reserves at December 31, 2016	7,210	50,390	1,982	17,590
Revisions of previous estimates (1)	(193)	(1,535)	666	217
Purchase of minerals in place (4)	362	16,312	274	3,355
Extensions, discoveries and other additions (5)	505	2,261	91	973
Production	(421)	(3,512)	(175)	(1,181)
Net proved reserves at December 31, 2017	7,463	63,916	2,838	20,954
Revisions of previous estimates (1)	194	1,754	952	1,437
Purchase of minerals in place (6)	3,729	69,465	2,166	17,473
Production	(591)	(7,874)	(310)	(2,213)
Net proved reserves at December 31, 2018	10,795	127,261	5,646	37,651

Net Proved Developed Reserves
December 31, 2016	4,879	35,172	1,416	12,157
December 31, 2017	5,284	47,501	2,202	15,403
December 31, 2018	9,183	116,321	5,063	33,633

Net Proved Undeveloped Reserves
December 31, 2016	2,331	15,218	566	5,433
December 31, 2017	2,179	16,415	636	5,551
December 31, 2018	1,612	10,940	583	4,018

(1)	Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.
(2)	Includes the acquisition of three contiguous Eagle Ford drilling units in Karnes County, Texas.
(3)	Includes discoveries and additions primarily related to active drilling on the Partnership’s acreage primarily in the Permian Basin.
(4)

Includes the acquisition of $29.3 million of mineral and royalty interests, the largest of which being a package in the Anadarko Basin, and also includes additional mineral and royalty interests in Texas, Louisiana, Wyoming, California, North Dakota, Utah, New Mexico, Arkansas, and Kansas.

(5)	Includes discoveries and additions primarily related to active drilling on the Partnership’s acreage primarily in the Permian Basin, Eagle Ford Shale.
(6)

Includes the acquisition of two packages of diverse mineral and royalty interests for a total of $243.2 million. The first acquisition totaling $155.7 million consists of mineral and royalty interests primarily in the Permian Basin, Haynesville Shale, Mid-Continent Area and Appalachia Region. The second acquisition totaling $87.5 million consists of mineral and royalty interests primarily in the Permian Basin, Eagle Ford Shale and Appalachia Region.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and natural gas liquids reserves of the properties is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Future cash inflows	$1,056,464	$562,967	$414,004
Future production costs	(79,724)	(45,652)	(32,034)
Future state margin taxes	(32,885)	(2,790)	(2,051)
Future income tax expense	(41,241)	—	—
Future net cash flows	902,614	514,525	379,919
Less 10% annual discount to reflect timing of cash flows	(504,247)	(298,973)	(220,643)
Standard measure of discounted future net cash flows	$398,367	$215,552	$159,276

Reserve estimates and future cash flows are based on the average market prices for sales of oil, natural gas and NGL adjusted for basis differentials, on the first calendar day of each month during the year. The average prices used for 2018, 2017 and 2016 were $65.56, $51.34 and $42.75 per barrel for crude oil and $3.10,  $2.98 and $2.49 per Mcf for natural gas, respectively.

Future production costs are computed primarily by the Partnership’s petroleum engineers by estimating the expenditures to be incurred in producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in oil, natural gas and NGL reserve estimates.

Changes in Standardized Measure

Changes in the standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Standardized measure - beginning of year	$215,552	$159,275	$180,083
Sales, net of production costs	(56,661)	(29,288)	(24,280)
Net changes of prices and production costs related to future production	11,355	21,946	(23,321)
Extensions, discoveries and improved recovery, net of future production costs	—	10,064	11,253
Revisions of previous quantity estimates, net of related costs	16,385	2,248	2,974
Net changes in state margin taxes	(13,271)	301	(112)
Net changes in income taxes	(17,232)	—	—
Accretion of discount	21,555	15,928	18,008
Purchases of reserves in place	175,885	23,309	1,097
Timing differences and other	44,799	11,769	(6,426)
Standardized measure - end of year	$398,367	$215,552	$159,276

KIMBELL ROYALTY PARTNERS, LP

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

Selected Quarterly Financial Information—Unaudited

Quarterly financial data was as follows for the periods indicated.

			Partnership
			First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenue			$10,891,338	$10,707,898	$18,407,956	$30,251,018
Net (loss) income attributable to common units			$(52,824,471)	$1,378,295	$(3,711,798)	$(1,609,575)
Net (loss) income attributable to common units
Basic			$(3.23)	$0.08	$(0.15)	$(0.10)
Diluted			$(3.23)	$0.08	$(0.15)	$(0.10)
Cash distributions declared and paid			$0.42	$0.43	$0.45	$0.40
Total assets			$237,201,565	$249,318,570	$683,893,161	$753,285,373
Long-term debt			$30,843,593	$42,972,997	$148,309,544	$87,309,544
Mezzanine equity			$—	$—	$67,904,422	$69,449,006
Partners' capital / unitholders' equity			$203,848,774	$198,879,415	$247,441,471	$294,965,598
Noncontrolling interest			$—	$—	$209,450,877	$297,761,199

	Predecessor		Partnership
	First Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenue		$318,310	$4,553,344	$7,751,998	$8,351,399	$9,689,522
Net (loss) income		$(496,856)	$283,218	$251,651	$119,029	$1,061,842
Net (loss) income attributable to common units
Basic		$(0.82)	$0.02	$0.02	$0.01	$0.06
Diluted		$(0.82)	$0.02	$0.02	$0.01	$0.06
Cash distributions declared and paid	$	*	$0.23	$0.30	$0.31	$0.36
Total assets	$	*	$279,419,440	$289,918,996	$290,406,599	$295,291,004
Long-term debt	$	*	$3,877,500	$18,265,090	$22,214,090	$30,843,593
Partners' capital	$	*	$273,657,870	$270,288,690	$265,893,106	$262,065,434

* Information is not applicable for the periods prior to the initial public offering.