Form 10-Q
period 2019-03-31
Kimbell Royalty Partners, LP
filed 2019-05-09
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 OR

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s)	Name of exchange on which registered:
Common Units Representing Limited Partner Interests	KRP	New York Stock Exchange

As of May 3, 2019, the registrant had outstanding 23,095,403 common units representing limited partner interests and 23,814,342 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10‑Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$13,543,501	$15,773,987
Oil, natural gas and NGL receivables	21,471,377	18,809,170
Commodity derivative assets	29,601	2,981,117
Accounts receivable and other current assets	543,451	50,551
Total current assets	35,587,930	37,614,825
Property and equipment, net	755,386	429,602
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($370,332,731 and $280,304,353 excluded from depletion at March 31, 2019 and December 31, 2018, respectively)	987,148,738	818,594,943
Less: accumulated depreciation, depletion, accretion and impairment	(120,853,090)	(107,779,453)
Total oil and natural gas properties, net	866,295,648	710,815,490
Right-of-use assets	598,282	—
Commodity derivative assets	—	1,246,829
Loan origination costs, net	2,920,900	3,178,627
Total assets	$906,158,146	$753,285,373

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,163,903	$1,331,081
Other current liabilities	3,245,873	2,468,945
Total current liabilities	4,409,776	3,800,026
Operating lease liabilities	592,707	—
Commodity derivative liabilities	967,539	—
Long-term debt	87,309,544	87,309,544
Total liabilities	93,279,566	91,109,570
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A preferred units (110,000 units issued and outstanding as of March 31, 2019 and December 31, 2018)	70,275,978	69,449,006
Unitholders' equity:
Common units (19,495,403 units issued and outstanding as of March 31, 2019 and 18,056,487 units issued and outstanding as of December 31, 2018)	300,579,597	293,992,935
Class B units (27,414,342 units issued and outstanding as of March 31, 2019 and 19,453,258 units issued and outstanding as of December 31, 2018)	1,370,717	972,663
Total unitholders' equity	301,950,314	294,965,598
Noncontrolling interest	440,652,288	297,761,199
Total equity	742,602,602	592,726,797
Total liabilities, mezzanine equity and unitholders' equity	$906,158,146	$753,285,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Oil, natural gas and NGL revenues	$22,833,393	$10,808,179
Lease bonus and other income	83,606	368,124
Loss on commodity derivative instruments	(4,969,790)	(284,965)
Total revenues	17,947,209	10,891,338
Costs and expenses
Production and ad valorem taxes	1,596,394	816,001
Depreciation, depletion and accretion expense	10,281,008	4,455,708
Impairment of oil and natural gas properties	2,802,198	54,753,444
Marketing and other deductions	1,857,043	569,842
General and administrative expense	5,333,366	2,770,772
Total costs and expenses	21,870,009	63,365,767
Operating loss	(3,922,800)	(52,474,429)
Other expense
Interest expense	1,422,563	350,042
Net loss	(5,345,363)	(52,824,471)
Distribution and accretion on Series A preferred units	(3,469,584)	—
Net loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	5,151,509	—
Distribution on Class B units	(23,814)	—
Net loss attributable to common units	$(3,687,252)	$(52,824,471)

Net loss attributable to common units
Basic	$(0.21)	$(3.23)
Diluted	$(0.21)	$(3.23)
Weighted average number of common units outstanding
Basic	17,971,300	16,345,117
Diluted	17,971,300	16,345,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at December 31, 2017	16,509,799	$262,065,434	—	$—	$—	$262,065,434
Distributions to unitholders	—	(6,061,123)	—	—	—	(6,061,123)
Restricted units granted, net of forfeitures	325,185	—	—	—	—	—
Unit-based compensation	—	668,934	—	—	—	668,934
Net loss	—	(52,824,471)	—	—	—	(52,824,471)
Balance at March 31, 2018	16,834,984	$203,848,774	—	$—	$—	$203,848,774

Balance at December 31, 2018	18,056,487	$293,992,935	19,453,258	$972,663	$297,761,199	$592,726,797
Units issued for Phillips Acquisition	—	—	9,400,000	470,000	171,550,000	172,020,000
Conversion of Class B units to common units	1,438,916	23,507,402	(1,438,916)	(71,946)	(23,507,402)	(71,946)
Unit-based compensation	—	1,770,410	—	—	—	1,770,410
Distributions to unitholders	—	(15,003,898)	—	—	—	(15,003,898)
Distribution and accretion on Series A preferred units	—	(1,441,938)	—	—	(2,027,646)	(3,469,584)
Distribution on Class B units	—	(23,814)	—	—	—	(23,814)
Net loss	—	(2,221,500)	—	—	(3,123,863)	(5,345,363)
Balance at March 31, 2019	19,495,403	$300,579,597	27,414,342	$1,370,717	$440,652,288	$742,602,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,345,363)	$(52,824,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and accretion expense	10,281,008	4,455,708
Impairment of oil and natural gas properties	2,802,198	54,753,444
Amortization of right-of-use assets	11,204	—
Amortization of loan origination costs	257,727	15,625
Unit-based compensation	1,770,410	668,934
Unrealized loss on commodity derivative instruments	5,165,884	212,458
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	1,294,164	232,527
Accounts receivable and other current assets	(492,900)	(134,899)
Accounts payable	(692,149)	378,794
Other current liabilities	776,928	(464,031)
Operating lease liabilities	(16,779)	—
Net cash provided by operating activities	15,812,332	7,294,089
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(335,353)	(7,259)
Purchase of oil and natural gas properties	(503,079)	(14,678)
Net cash used in investing activities	(838,432)	(21,937)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from Class B unitholders	470,000	—
Redemption of Class B contributions on converted units	(9,862)	—
Issuance costs paid on Series A preferred units	(717,612)	—
Distributions to unitholders	(15,003,898)	(6,061,123)
Distributions on Series A preferred units	(1,925,000)	—
Distributions to Class B unitholders	(18,014)	—
Net cash used in financing activities	(17,204,386)	(6,061,123)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,230,486)	1,211,029
CASH AND CASH EQUIVALENTS, beginning of period	15,773,987	5,625,495
CASH AND CASH EQUIVALENTS, end of period	$13,543,501	$6,836,524
Supplemental cash flow information:
Cash paid for interest	$1,502,161	$474,676
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$609,486	$—
Capital expenditures and consideration payable included in accounts payable and other liabilities	$35,382	$—
Units issued in exchange for oil and natural gas properties	$171,550,000	$—
Non-cash deemed distribution to Series A preferred units	$1,544,584	$—
Distribution to Class B unitholders in accounts payable	$23,814	$—
Redemption of Class B contributions on converted units in accounts payable	$62,084	$—

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

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

Kimbell Royalty Partners, LP is a Delaware limited partnership formed in 2015 to own and acquire mineral and royalty interests in oil and natural gas properties throughout the United States. Effective as of September 24, 2018, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. As an owner of mineral and royalty interests, the Partnership is entitled to a portion of the revenues received from the production of oil, natural gas and associated natural gas liquids (“NGL”) from the acreage underlying its interests, net of post-production expenses and taxes. The Partnership is not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. The Partnership’s primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, its Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which it owns an interest.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. As a result, the accompanying unaudited interim condensed consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, which contains a summary of the Partnership’s significant accounting policies and other disclosures. In the opinion of the Partnership’s management, the unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP and all adjustments are of a normal reoccurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restructuring, Tax Election and Related Transactions

On July 24, 2018, the Partnership entered into a Recapitalization Agreement (the "Recapitalization Agreement") with Haymaker Minerals & Royalties, LLC, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC (collectively, the “Haymaker Holders”), the Kimbell Art Foundation, Haymaker Resources, LP, the General Partner and the Operating Company pursuant to which (a) the Partnership's equity interest in the Operating Company was recapitalized into 13,886,204 newly issued common units of the Operating Company ("OpCo Common Units") and 110,000 newly issued Series A Cumulative Convertible Preferred Units in the Operating Company and (b) the 10,000,000 and 2,953,258 common units held by the Haymaker Holders and the Kimbell Art Foundation, respectively, were exchanged for (i) 10,000,000 and 2,953,258 newly issued Class B common units representing limited partner interests of the Partnership ("Class B Units"), respectively, and (ii) 10,000,000 and 2,953,258 newly issued OpCo Common Units, respectively. The Class B Units and OpCo Common Units are exchangeable together into an equal number of common units of the Partnership.

In May 2018, the General Partner’s Board of Directors (the “Board of Directors”) unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election (the “Tax Election”). The Tax Election became effective on September 24, 2018.

For each Class B Unit issued, five cents has been paid to the Partnership as additional consideration (the “Class B Contribution”). Holders of the Class B Units are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A Preferred Units (as defined in Note 8—Preferred Units) but prior to distributions on the common units.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three months ended March 31, 2019, other than those discussed below in Recently Adopted Accounting Pronouncements.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on previously reported net income (loss), total cash flows from operations or working capital.

New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, “Leases.” ASU 2016‑02 requires the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Partnership adopted this update using the modified retrospective approach, effective January 1, 2019. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations for the three months ended March 31, 2019.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Partnership evaluated whether its contractual arrangements contain leases at the inception of such arrangements. Specifically, the Partnership considered whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Substantially, all of the Partnerships leases are long-term operating leases with fixed payment terms and will terminate in October of 2028. The Partnership’s ROU operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2019. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of March 31, 2019 was 9.58 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the Amended Credit Agreement, as defined in Note 7—Long-Term Debt, as of January 1, 2019. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75% for the three months ended March 31, 2019.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2019. The total operating lease expense recorded for the three months ended March 31, 2019 was de minimis.

Currently, the most substantial contractual arrangement that the Partnership has classified as an operating lease is the main office space used for operations. In July 2019, the Partnership will become the lessee in several other related lease agreements for additional office spaces. In addition, the Partnership has been involved in the construction and design of the underlying asset. The underlying assets will be capitalized in July 2019 upon commencement of the lease.

Future minimum lease commitments at March 31, 2019 were as follows:

		Remainder of
	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$818,370	$60,513	$80,684	$80,684	$81,093	$83,549	$431,847
Less: Imputed Interest	(225,663)
Total	$592,707

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This update provides clarification and corrects unintended application of the guidance in various sections. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations for the three months ended March 31, 2019.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” This update provides clarification and corrects unintended application of certain sections in the new lease guidance. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations for the three months ended March 31, 2019.

In July 2018, the FASB issued ASU 2018-11, “Lease (Topic 842): Targeted Improvements.” This update provides another transition method of allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations for the three months ended March 31, 2019.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the fair value measurement disclosure requirements specifically related to Level 3 fair value measurements and transfers between levels. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied prospectively. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

NOTE 3—ACQUISITIONS

On March 25, 2019, the Partnership acquired all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC that own oil and natural gas mineral and royalty interests (the “Phillips Acquisition”). The aggregate consideration for the Phillips Acquisition consisted of 9,400,000 OpCo Common Units and an equal number of Class B Units, valued at approximately $171.6 million based on the closing price of $18.25 on March 25, 2019. The assets acquired in the Phillips Acquisition consist of approximately 866,528 gross acres and 12,210 net royalty acres.

The following unaudited pro forma results of operations reflect the Partnership’s results as if the Haymaker Acquisition, Dropdown and Phillips Acquisition had occurred on January 1, 2018. In the Partnership’s opinion, all significant adjustments necessary to reflect the effects of the Haymaker Acquisition, Dropdown and Phillips Acquisition have been made. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

	Three Months Ended March 31,
	2019	2018
Total revenues	$22,955,795	$30,131,314
Net income (loss) attributable to common units	$785,486	$(37,103,057)

Net income (loss) attributable to common units
Basic	$0.04	$(2.27)
Diluted	$0.04	$(2.27)

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

As of March 31, 2019, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value. Prior to the Phillips Acquisition, this amount constituted approximately 24% of daily oil and natural gas production. Following the closing of the Phillips Acquisition, the Partnership hedged daily oil and natural gas production of approximately 20% of its post-acquisition production.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. The Partnership records all derivative contracts at fair value. Changes in the fair values of the Partnership’s derivative instruments are presented on a net basis in the accompanying unaudited condensed consolidated statements of operations and consisted of the following:

	Three Months Ended March 31,
	2019	2018
Beginning fair value of commodity derivative instruments	$4,227,946	$(318,829)
Loss on commodity derivative instruments	(4,969,790)	(284,965)
Net cash (received) paid on settlements of derivative instruments	(196,094)	72,507
Ending fair value of commodity derivative instruments	$(937,938)	$(531,287)

The following table presents the fair value of the Partnership’s derivative contracts as of March 31, 2019 and December 31, 2018:

		March 31,	December 31,
Classification	Balance Sheet Location	2019	2018
Assets:
Current asset	Commodity derivative assets	$29,601	$2,981,117
Long-term asset	Commodity derivative assets	—	1,246,829
Liabilities:
Current liability	Commodity derivative liabilities	—	—
Long-term liability	Commodity derivative liabilities	(967,539)	—
		$(937,938)	$4,227,946

As of March 31, 2019, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
March 2019 - December 2019	187,884	$61.47	$53.07	$63.47
January 2020 - December 2020	224,356	$55.48	$50.45	$61.43
January 2021 - March 2021	51,570	$56.10	$56.10	$56.10

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
April 2019 - December 2019	2,907,575	$2.74	$2.74	$2.76
January 2020 - December 2020	3,582,862	$2.64	$2.51	$2.94
January 2021 - March 2021	726,030	$2.85	$2.85	$2.85

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited condensed consolidated balance sheets approximated fair value as of March 31, 2019 and December 31, 2018. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2019 and 2018.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consists of the following:

	March 31,	December 31,
	2019	2018
Oil and natural gas properties
Proved properties	$616,816,007	$538,290,590
Unevaluated properties	370,332,731	280,304,353
Less: accumulated depreciation, depletion and impairment	(120,853,090)	(107,779,453)
Total oil and natural gas properties	$866,295,648	$710,815,490

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within five years of the date of acquisition of the unevaluated properties.

The Partnership assesses all items classified as unevaluated property on an annual basis for possible impairment. The Partnership assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: operators’ intent to drill; remaining lease term; geological and geophysical evaluations; operators’ drilling results and activity; the assignment of proved reserves; and the economic viability of operator development if proved reserves are assigned. During any period in which these factors indicate an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

The Partnership recorded an impairment on its oil and natural gas properties of $2.8 million and $54.8 million during the three months ended March 31, 2019 and 2018, respectively, as a result of its quarterly full cost ceiling analysis.

NOTE 7—LONG-TERM DEBT

In connection with its initial public offering (“IPO”), on January 11, 2017, the Partnership entered into a credit agreement (the “2017 Credit Agreement”) with Frost Bank, as administrative agent, and the lenders party thereto, providing for a $50.0 million secured revolving credit facility secured by substantially all of its assets and the assets of its wholly owned subsidiaries. The secured revolving credit facility permitted aggregate commitments under the secured revolving credit facility to be increased up to $100.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

On July 12, 2018, in connection with the acquisition (the “Haymaker Acquisition”) of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Properties, LP (together,

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

“Haymaker”), the Partnership entered into an amendment (the “Credit Agreement Amendment”) to the Partnership’s 2017 Credit Agreement (the 2017 Credit Agreement as amended by the Credit Agreement Amendment, the “Amended Credit Agreement”), by and among the Partnership, certain subsidiaries of the Partnership as guarantors, Frost Bank, as administrative agent, and the other lenders party thereto. The Credit Agreement Amendment increased commitments under the Amended Credit Agreement from $50.0 million to $200.0 million. Under the Amended Credit Agreement, availability under the secured revolving credit facility will equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base under the Amended Credit Agreement was set at $200.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowing base will be redetermined semiannually on May 1 and November 1 of each year based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries. In contemplation of increasing the borrowing base, and in order to include all assets acquired through the Phillips Acquisition the borrowing base redetermination is currently being conducted and is expected to be finalized by the end of May 2019. The secured revolving credit facility matures on February 8, 2022.

The Credit Agreement Amendment amends the 2017 Credit Agreement to provide for, among other things, (i) the addition of the subsidiaries the Partnership acquired in the Haymaker Acquisition, as well as the Operating Company, as guarantors under the Amended Credit Agreement, (ii) limitations on the Partnership’s ability to incur certain debt or issue preferred equity, (iii) limitations on redemptions of the Series A Cumulative Convertible Preferred Units (“Series A Preferred Units”) and the ability of the Partnership and the restricted subsidiaries of the Partnership to make distributions and other restricted payments, in each case, unless certain conditions are satisfied, (iv) increased limitations on the Partnership’s ability to dispose of certain assets or encumber certain assets, (v) a decrease in the applicable margin under the 2017 Credit Agreement, which varies based upon the level of borrowing base usage, by 0.25% for each applicable level as set forth in the Amended Credit Agreement, such that the applicable margin will range from 1.00% to 2.00% in the case of ABR Loans (as defined in the Amended Credit Agreement) and 2.00% to 3.00% in the case of LIBOR Loans (as defined in the Amended Credit Agreement) and (vi) the addition of certain restrictions on the Partnership’s and the Operating Company’s ability to take certain actions or amend their organizational documents.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit the Partnership’s ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring the Partnership to maintain the following financial ratios or to reduce the Partnership’s indebtedness if the Partnership is unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control.

During the three months ended March 31, 2019, the Partnership did not incur or repay any borrowings under the secured revolving credit facility. As of March 31, 2019, the Partnership’s outstanding balance was $87.3 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of March 31, 2019.

As of March 31, 2019, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 2.25% or Prime Rate (as defined in the secured revolving credit facility) plus a margin of 1.25%. For the three months ended March 31, 2019, the weighted average interest rate on the Partnership’s outstanding borrowings was 4.76%.

NOTE 8—PREFERRED UNITS

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

The Series A Preferred Units are convertible by the Series A Purchasers after two years at a 30% discount to the issue price, subject to certain conditions. The Partnership may redeem the Series A Preferred Units at any time. The Series A Preferred Units may be redeemed for a cash amount per Series A Preferred Unit equal to the product of (a) the number of outstanding Series A Preferred Units multiplied by (b) the greatest of (i) an amount (together with all prior distributions made in respect of such Series A Preferred Unit) necessary to achieve the Minimum IRR (as defined below), (ii) an amount (together with all prior distributions made in respect of such Series A Preferred Unit) necessary to achieve a return on investment equal to 1.2 times with respect to such Series A Preferred Unit and (iii) the Series A issue price plus accrued and unpaid distributions.

For purposes of this paragraph, "Minimum IRR" means as of any measurement date: (a) prior to the fifth anniversary of the July 12, 2018 (the “Series A Issuance Date”), a 13.0% internal rate of return with respect to the Series A Preferred Units; (b) on or after the fifth anniversary of the Series A Issuance Date and prior to the sixth anniversary of the Series A Issuance Date, a 14.0% internal rate of return with respect to the Series A Preferred Units; and (c) on or after the sixth anniversary of the Series A Issuance Date, a 15.0% internal rate of return with respect to the Series A Preferred Units.

The following table summarizes the changes in the number of the Series A Preferred Units:

Series A
Preferred Units
Balance at December 31, 2018	110,000
Balance at March 31, 2019	110,000

NOTE 9—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has limited partner units. As of March 31, 2019, the Partnership had a total of 19,495,403 common units issued and outstanding and 27,414,342 Class B Units outstanding.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2018	18,056,487
Conversion of Class B Units	1,438,916
Balance at March 31, 2019	19,495,403

The following table presents information regarding the common unit cash distributions approved by the Board of Directors for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2019	$0.37	April 26, 2019	May 6, 2019	May 13, 2019

Q1 2018	$0.42	April 27, 2018	May 7, 2018	May 14, 2018

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the changes in the number of the Partnership’s Class B Units:

Class B Units
Balance at December 31, 2018	19,453,258
Class B Units issued for Phillips Acquisition	9,400,000
Conversion of Class B Units	(1,438,916)
Balance at March 31, 2019	27,414,342

Holders of the Class B Units, are entitled to receive cash distributions equal to 2% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A Preferred Units but prior to distributions on the common units and OpCo Common Units.

The Class B Units and OpCo Common Units are exchangeable together into an equal number of common units of the Partnership.

NOTE 10—EARNINGS (LOSS) PER UNIT

Basic earnings (loss) per unit (“EPU”) is calculated by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested restricted units granted under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (“LTIP”) for its employees, directors and consultants and potential conversion of Class B Units.

The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings (loss) per share:

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common units	$(3,687,252)	$(52,824,471)

Weighted average number of common units outstanding:
Basic	17,971,300	16,345,117
Effect of dilutive securities:
Series A preferred units	—	—
Class B units	—	—
Restricted units	—	—
Diluted	17,971,300	16,345,117

Net loss attributable to common units
Basic	$(0.21)	$(3.23)
Diluted	$(0.21)	$(3.23)

The calculation of diluted net loss per share for the three months ended March 31, 2019 excludes the convertible Series A Preferred Units, the conversion of the Class B Units to common units and 1,157,924 of unvested restricted units, issuable upon vesting, because their inclusion in the calculation would be anti-dilutive. The calculation of diluted net loss per share for the three months ended March 31, 2018 excludes 488,756 unvested restricted units, issuable upon vesting, because their inclusion in the calculation would be anti-dilutive.

NOTE 11—UNIT-BASED COMPENSATION

On September 23, 2018, the General Partner entered into the First Amendment to the LTIP, which increased the number of common units eligible for issuance under the LTIP by 2,500,000 common units for a total of 4,541,600 common units. The Partnership’s LTIP authorizes grants to its employees, directors and consultants. The restricted units issued under the Partnership’s LTIP generally vest in one-third installments on each of the first three anniversaries of the grant

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

date, subject to the grantee’s continuous service through the applicable vesting date. Compensation expense for such awards will be recognized over the term of the service period on a straight-line basis over the requisite service period for the entire award. Management elects not to estimate forfeiture rates and to account for forfeitures in compensation cost when they occur. Compensation expense for consultants is treated in the same manner as that of the employees and directors.

Distributions related to the restricted units are paid concurrently with the Partnership’s distributions for common units. The fair value of the Partnership’s restricted units issued under the LTIP to the Partnership’s employees, directors and consultants is determined by utilizing the market value of the Partnership’s common units on the respective grant date.  The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2018	1,157,924	$18.054	2.696 years
Unvested at March 31, 2019	1,157,924	$18.054	2.449 years

NOTE 12—INCOME TAXES

In May 2018, the Board of Directors unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which became effective on September 24, 2018. Subsequent to the Partnership’s change in tax status, the Partnership’s provision for income taxes is based on the estimated annual effective tax rate plus discrete items.

Prior to September 24, 2018, the effective date of the Partnership’s change in income tax status, the Partnership was organized as a pass-through entity for income tax purposes. As a result, the Partnership’s partners were responsible for federal income taxes on their share of the Partnership’s taxable income with the exception of any entity-level income taxes such as the Texas Margins Tax. The Partnership did not have any income tax expense for the three months ended March 31, 2019.

NOTE 13—RELATED PARTY TRANSACTIONS

In connection with the IPO, the Partnership entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with each of BJF Royalties, LLC (“BJF Royalties”), Steward Royalties, LLC (“Steward Royalties”), Taylor Companies Mineral Management, LLC (“Taylor Companies”), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”) pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to the Partnership’s unitholders. During the three months ended March 31, 2019, no monthly services fee was paid to BJF Royalties or Steward Royalties. During the three months ended March 31, 2019, the Partnership made payments to Taylor Companies, K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $131,714, $30,000, $81,918 and $124,576, respectively. Certain consultants who provide services under management services agreements are granted restricted units under the Partnership’s LTIP.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2019, the Partnership had an outstanding receivable from certain employees of $36,139, which is included in accounts receivable and other current assets in the accompanying audited consolidated balance sheet. As of the filing of this Quarterly Reports on Form 10-Q, all such amounts have been collected from such employees by the Partnership.

NOTE 14—ADMINISTRATIVE SERVICES

Management Services Agreement

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

Transition Services Agreement

On March 25, 2019, in connection with the Phillips Acquisition, the Partnership entered into a Transition Services Agreement (the “Transition Services Agreement”) with Fortis Administrative Services, LLC (“Fortis”). Pursuant to the Transition Services Agreement, Fortis will provide certain administrative services and accounting assistance on a transitional basis for total compensation of $300,000 from April 1, 2019 through June 1, 2019, at which point, the Transition Services Agreement will terminate.

NOTE 15—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage.  The Partnership is currently assessing such a situation relating to certain non-producing acreage in its portfolio, the resolution of which is not expected to have a material impact on the Partnership’s condensed consolidated financial statements, and no amounts have been accrued as of March 31, 2019.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to March 31, 2019 in the preparation of its condensed consolidated financial statements.

On April 10, 2019, Haymaker Minerals & Royalties, LLC exchanged 3,600,000 Opco Common Units and Class B Units, together, for an equal number of common units of the Partnership.

On April 26, 2019 the Board of Directors declared a quarterly cash distribution of $0.37 per common unit for the quarter ended March 31, 2019. The distribution will be paid on May 13, 2019 to common unitholders and OpCo common unitholders of record as of the close of business on May 6, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10‑Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

On February 8, 2017, Kimbell Royalty Partners, LP (the “Partnership,” “we” or “us”) completed its initial public offering (“IPO”) of 5,750,000 common units representing limited partner interests. The mineral and royalty interests comprising our initial assets were contributed to us by certain entities and individuals (the “Contributing Parties”), including certain affiliates of our founders (our “Sponsors”), at the closing of our IPO.

Cautionary Statement Regarding Forward‑Looking Statements

Certain statements and information in this Quarterly Report may constitute forward‑looking statements. Forward‑looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “forecast,” “predict,” “strategy,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “potential,” or “continue,” and similar expressions are used to identify forward‑looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward‑looking statements can be guaranteed. When considering these forward‑looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward‑looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward‑looking statements include:

•	our ability to replace our reserves;
•	our ability to identify, complete and integrate acquisitions of assets or businesses;
•	the effect of our Tax Election (as defined below) or our Restructuring (as defined below) on our customer relationships, operating results and business generally;
•	the failure to realize the anticipated benefits of our Tax Election or Restructuring;
•	our ability to execute our business strategies;
•	the volatility of realized prices for oil, natural gas and natural gas liquids (“NGL”);
•	the level of production on our properties;
•	the level of drilling and completion activity by the operators of our properties;
•	regional supply and demand factors, delays or interruptions of production;
•	general economic, business or industry conditions;
•	competition in the oil and natural gas industry;
•	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
•	title defects in the properties in which we acquire;
•	uncertainties with respect to identified drilling locations and estimates of reserves;
•	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;

•	restrictions on or the availability of the use of water in the business of the operators of our properties;
•	the availability of transportation facilities;
•	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry;
•	future operating results;
•	exploration and development drilling prospects, inventories, projects and programs;
•	operating hazards faced by the operators of our properties;
•	the ability of the operators of our properties to keep pace with technological advancements; and
•	certain factors discussed elsewhere in this Quarterly Report.

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

As of March 31, 2019, we owned mineral and royalty interests in approximately 8.7 million gross acres and overriding royalty interests in approximately 4.3 million gross acres, with approximately 48% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non‑cost‑bearing interests collectively as our “mineral and royalty interests.” As of March 31, 2019, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 92,000 gross producing wells, including over 40,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions, information about the wells in which we have a mineral or royalty interest and the number of active rigs operating on our acreage as of March 31, 2019:

			Average Daily	Average Daily
			Production	Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	(Boe/d)(20:1)(2)	Well Count	Active Rigs
Permian Basin	2,615,262	23,536	1,570	1,311	40,191	26
Mid‑Continent	3,589,116	40,550	1,523	847	10,115	19
Haynesville	745,745	7,058	1,639	529	8,460	10
Appalachia	721,656	23,074	1,676	625	2,985	4
Bakken	1,555,557	5,959	516	441	3,801	12
Eagle Ford	532,142	6,282	1,624	1,293	2,394	11
Rockies	46,328	829	608	357	12,044	7
Other	3,222,614	36,829	2,802	1,477	12,921	—
Total	13,028,420	144,117	11,958	6,880	92,911	89

(1)

"Btu-equivalent" production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of "oil equivalent," which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read "Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves" in our Annual Report on Form 10-K for the year ended December 31, 2018.

(2)

"Value-equivalent" production volumes are presented on an oil-equivalent basis using a conversion factor of 20 Mcf of natural gas per barrel of "oil equivalent," which is the conversion factor we use in our business.

Recent Developments

Acquisitions

On March 25, 2019, the Partnership acquired all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC that own oil and natural gas mineral and royalty interests (the “Phillips Acquisition”). The aggregate consideration for the Phillips Acquisition consisted of 9,400,000 common units of the Operating Company ("OpCo Common Units") and an equal number of Class B common units representing limited partner interests of the Partnership ("Class B Units), valued at approximately $171.6 million based on the closing price of $18.25 on March 25, 2019. The assets acquired in the Phillips Acquisition consist of approximately 866,528 gross acres and 12,210 net royalty acres.

First Quarter Distributions

On May 10, 2019, we will pay a quarterly cash distribution on the Series A Preferred Units of $1.9 million for the quarter ended March 31, 2019.

On May 10, 2019, we will pay a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution (as defined below), resulting in a total quarterly distribution of approximately $23,800 for the quarter ended March 31, 2019.

On April 26, 2019 the General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.37 per common unit for the quarter ended March 31, 2019. The distribution will be paid on May 13, 2019 to common unitholders and OpCo common unitholders of record as of the close of business on May 6, 2019.

Transactions in Common Units

On April 10, 2019, Haymaker Minerals & Royalties, LLC exchanged 3,600,000 Opco Common Units and Class B Units, together, for an equal number of common units of the Partnership.

Business Environment

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility for the periods presented as reported by the United States Energy Information Administration (“EIA”).

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	High	Low	High	Low
Oil ($/Bbl)	$60.19	$46.31	$66.27	$59.20
Natural gas ($/MMBtu)	$4.25	$2.54	$6.24	$2.49

On April 29, 2019, the West Texas Intermediate (“WTI”) posted price for crude oil was $63.39 per Bbl and the Henry Hub spot market price of natural gas was $2.58 per MMBtu.

The following table, as reported by the EIA, sets forth the average prices for oil and natural gas.

	Three Months Ended March 31,
	2019	2018
Oil ($/Bbl)	$54.82	$62.91
Natural gas ($/MMBtu)	$2.92	$3.08

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased by 1.3% to 1,006 active rigs as of March 31, 2019 from 993 active rigs as of March 31, 2018.

We own mineral and royalty interests in 28 states. According to the Baker Hughes United States Rotary Rig count, rig activity in the 28 states in which we own mineral and royalty interests included 1,000 active rigs as of March 31, 2019 compared to 980 active rigs as of March 31, 2018.

The active rig count across our acreage as of March 31, 2019 increased by 16% to 89 active rigs compared to 77 active rigs at December 31, 2018 primarily due to the additional mineral and royalty interests we acquired in connection with the Phillips Acquisition in the first quarter of 2019. The 89 active rig count across our acreage as of March 31, 2019 increased significantly compared to the 23 active rigs as of March 31, 2018, primarily due to the Phillips Acquisition and the additional mineral and royalty interests we acquired in connection with the acquisition of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Properties, LP (the “Haymaker Acquisition”),  and the acquisition of  certain overriding royalty, royalty and other mineral interests from Rivercrest Capital Partners LP, the Kimbell Art Foundation, and Cupola Royalty Direct, LLC, as well as all of the equity interests of a subsidiary of Rivercrest Royalties Holdings II, LLC (the “Dropdown”), in the third and fourth quarters of 2018, respectively.

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our operating income for the following periods:

	Three Months Ended March 31,
	2019	2018
Royalty income
Oil sales	50%	60%
Natural gas sales	39%	24%
NGL sales	10%	13%
Lease bonus and other income	1%	3%
	100%	100%

We entered into oil and natural gas commodity derivative agreements with Frost Bank beginning January 1, 2018 which extends through March 2021 to establish, in advance, a price for the sale of the oil, natural gas and NGLs produced from our mineral and royalty interests.

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

We define Adjusted EBITDA as net income (loss), net of non‑cash unit‑based compensation, change in fair value of open commodity derivative instruments, impairment of oil and natural gas properties, income taxes, interest expense and depreciation, depletion and accretion expense. Adjusted EBITDA is not a measure of net income (loss) as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution as Adjusted EBITDA, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

The tables below present a reconciliation of Adjusted EBITDA to net loss and net cash provided by operating activities, our most directly comparable GAAP financial measures, for the periods indicated (unaudited).

	Three Months Ended March 31,
	2019	2018
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(5,345,363)	$(52,824,471)
Depreciation, depletion and accretion expense	10,281,008	4,455,708
Interest expense	1,422,563	350,042
EBITDA	6,358,208	(48,018,721)
Impairment of oil and natural gas properties	2,802,198	54,753,444
Unit‑based compensation	1,770,410	668,934
Change in fair value of open commodity derivative instruments	5,165,884	212,458
Consolidated Adjusted EBITDA	16,096,700	7,616,115
Adjusted EBITDA attributable to noncontrolling interest	(9,407,010)	—
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	6,689,690	7,616,115
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	624,289	474,676
Cash distributions on Series A preferred units	800,018	—
Distributions on Class B units	23,814	—
Cash available for distribution	$5,241,569	$7,141,439

	Three Months Ended March 31,
	2019	2018
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$15,812,332	$7,294,089
Interest expense	1,422,563	350,042
Impairment of oil and natural gas properties	(2,802,198)	(54,753,444)
Amortization of right-of-use assets	(11,204)	—
Amortization of loan origination costs	(257,727)	(15,625)
Unit-based compensation	(1,770,410)	(668,934)
Change in fair value of open commodity derivative instruments	(5,165,884)	(212,458)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(1,294,164)	(232,527)
Accounts receivable and other current assets	492,900	134,899
Accounts payable	692,149	(378,794)
Other current liabilities	(776,928)	464,031
Operating lease liabilities	16,779	—
EBITDA	6,358,208	(48,018,721)
Add:
Impairment of oil and natural gas properties	2,802,198	54,753,444
Unit‑based compensation	1,770,410	668,934
Change in fair value of open commodity derivative instruments	5,165,884	212,458
Consolidated Adjusted EBITDA	16,096,700	7,616,115
Adjusted EBITDA attributable to noncontrolling interest	(9,407,010)	—
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	$6,689,690	$7,616,115

Factors Affecting the Comparability of Our Results to the Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Restructuring, Tax Election and Related Transactions

On July 24, 2018, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Haymaker Minerals & Royalties, LLC, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC (collectively, the “Haymaker Holders”), the Kimbell Art Foundation, Haymaker Resources, LP, the General Partner

and the Operating Company pursuant to which (a) our equity interest in the Operating Company was recapitalized into 13,886,204 newly issued OpCo Common Units of the Operating Company and 110,000 newly issued Series A Preferred Cumulative Convertible Units of the Operating Company and (b) the 10,000,000 and 2,953,258 common units held by the Haymaker Holders and the Kimbell Art Foundation, respectively, were exchanged for (i) 10,000,000 and 2,953,258 newly issued Class B Units, respectively, and (ii) 10,000,000 and 2,953,258 newly issued OpCo Common Units, respectively. The Class B Units and OpCo Common Units are exchangeable together into an equal number of our common units.

In May 2018, the Board of Directors unanimously approved a change of our federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election (the “Tax Election”). The Tax Election became effective on September 24, 2018.

For each Class B Unit issued, five cents has been paid to us as additional consideration (the “Class B Contribution”). Holders of the Class B Units are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A Preferred Units but prior to distributions on the common units.

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

We recorded an impairment expense on our oil and natural gas properties of $2.8 million and $54.8 million as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2019 and 2018, respectively. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we do not intend to book proved undeveloped reserves going forward. As such, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

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

As of March 31, 2019, we had approximately $87.3 million in borrowings outstanding under our senior secured credit facility. For the three months ended March 31, 2019 and 2018, we incurred $1.4 million and $0.4 million, respectively, in interest expense.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as "auction" processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three months ended March 31, 2019 and 2018 include the Phillips Acquisition, the Haymaker Acquisition and the Dropdown.

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

Transition Services Agreement

On March 25, 2019, pursuant to the Phillips Acquisition, we entered into a Transition Services Agreement (the “Transition Services Agreement”) with Fortis Administrative Services, LLC (“Fortis”). Pursuant to the Transition Services Agreement, Fortis will provide certain administrative services and accounting assistance on a transitional basis for total compensation of $300,000 from April 1, 2019 through June 1, 2019, at which point, the Transition Services Agreement will terminate.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended March 31,
	2019	2018
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$22,833,393	$10,808,179
Lease bonus and other income	83,606	368,124
Loss on commodity derivative instruments	(4,969,790)	(284,965)
Total revenues	17,947,209	10,891,338
Costs and expenses
Production and ad valorem taxes	1,596,394	816,001
Depreciation, depletion and accretion expense	10,281,008	4,455,708
Impairment of oil and natural gas properties	2,802,198	54,753,444
Marketing and other deductions	1,857,043	569,842
General and administrative expenses	5,333,366	2,770,772
Total costs and expenses	21,870,009	63,365,767
Operating loss	(3,922,800)	(52,474,429)
Other expense
Interest expense	1,422,563	350,042
Net loss	(5,345,363)	(52,824,471)
Distribution and accretion on Series A preferred units	(3,469,584)	—
Net loss attributable to noncontrolling interests	5,151,509	—
Distribution on Class B units	(23,814)	—
Net loss attributable to common units	$(3,687,252)	$(52,824,471)
Production Data:
Oil (Bbls)	226,601	109,886
Natural gas (Mcf)	3,336,723	984,366
Natural gas liquids (Bbls)	120,155	54,583
Combined volumes (Boe) (6:1)	902,877	328,530

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Oil, Natural Gas and NGL Revenues

For the three months ended March 31, 2019, our oil, natural gas and NGL revenues were $22.8 million, an increase of $12.0 million from $10.8 million for the three months ended March 31, 2018. The increase in revenues was primarily attributable to the revenues associated with the Haymaker Acquisition, which represents approximately $10.0 million of the overall increase in oil, natural gas and NGL revenues, and to a lesser extent, the revenues associated with the Dropdown and Phillips Acquisition. Partially offsetting the increase in oil, natural gas and NGL revenues, was a decrease in the average prices we received for oil and NGL production.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 902,877 Boe or 10,032 Boe/d, for the three months ended March 31, 2019, an increase of 547,347 Boe or 6,382 Boe/d, from 328,530 Boe or 3,650 Boe/d, for the three months ended March 31, 2018. The increase in production was primarily attributable to the Haymaker Acquisition, which represents 462,905 Boe or 5,143 Boe/d.

Our operators received an average of $50.89 per Bbl of oil, $2.68 per Mcf of natural gas and $19.70 per Bbl of NGL for the volumes sold during the three months ended March 31, 2019 and $60.97 per Bbl of oil, $2.69 per Mcf of natural gas and $26.69 per Bbl of NGL for the volumes sold during the three months ended March 31, 2018. The three months ended March 31, 2019 decreased 16.5% or $10.08 per Bbl of oil compared to the three months ended March 31, 2018. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 12.9% or $8.09 per Bbl of oil for the comparable periods.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended March 31, 2019 includes $5.2 million of mark-to-market losses and $0.2 million of gains on the settlement of commodity derivative instruments compared to $0.2 million of mark-to-market losses and $0.1 million loss on the settlement of commodity derivative instruments for the three months ended March 31, 2018. We recorded a mark-to-market loss for the three months ended March 31, 2019 as a result of the increase in volumes hedged due to Haymaker Acquisition and the increase in the price of oil contracts relative to the fixed-price in our open derivative contracts.

Production and Ad Valorem Taxes

Production and ad valorem taxes doubled from the three months ended March 31, 2018 for a total of $1.6 million for the three months ended March 31, 2019. The increase was primarily attributable to the Haymaker Acquisition, which accounted for $0.7 million of the increase in production and ad valorem taxes and, to the lesser extent, the Dropdown and Phillips Acquisition.

Depreciation, Depletion and Accretion Expense

Depreciation, depletion and accretion expense for the three months ended March 31, 2019 was $10.3 million, an increase of $5.8 million from $4.5 million for the three months ended March 31, 2018. The increase in the depreciation, depletion and accretion expense was primarily attributable to the Haymaker Acquisition, the Dropdown and the Phillips Acquisition, which together added approximately $329.3 million of depletable costs to the full-cost pool.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $11.38 for the three months ended March 31, 2019, a decrease of $2.05 per barrel from the $13.43 average depletion rate per barrel for the three months ended March 31, 2018. The decrease was primarily attributable to the $54.8 million of impairment recorded on our oil and natural gas properties during the three months ended March 31, 2018.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

We recorded an impairment expense on our oil and natural gas properties of $2.8 million and $54.8 million during the three months ended March 31, 2019 and 2018, respectively, as a result of our quarterly full cost ceiling analysis for each quarter.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post‑production expense. Marketing and other deductions for the three months ended March 31, 2019 were $1.9 million, an increase of $1.3 million from $0.6 million for the three months ended March 31, 2018. The increase in marketing and other deductions was primarily attributable to the Haymaker Acquisition, which represents $0.9 million of the overall increase. Also contributing to the increase was the Dropdown in the fourth quarter of 2018 and the Phillips Acquisition in the first quarter of 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $5.3 million, an increase of $2.5 million from $2.8 million for the three months ended March 31, 2018. The increase in general and administrative expenses was primarily attributable the $1.1 million increase in unit-based compensation expense. The remainder of the increase was primarily attributable to other general and administrative expenses resulting from the Haymaker Acquisition, Dropdown and Phillips Acquisition.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $1.4 million as compared to interest expense of $0.4 million for the three months ended March 31, 2018. This increase was due to debt incurred to fund acquisitions in 2018, including the Haymaker Acquisition.

Provision for Income Taxes

We did not record a provision for or benefit from income taxes for the three months ended March 31, 2019. Prior to the third quarter of 2018, we had no provision for or benefit from income taxes. Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. As of March 31, 2019, we recorded a full valuation allowance on our deferred tax assets. See Note 12—Income Taxes for further discussion.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings and our primary uses of cash are for distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. On July 12, 2018, we entered into an amendment to the 2017 Credit Agreement, increasing commitments under the secured revolving credit facility from $50.0 million to $200.0 million, with an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million (subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders), to be used for general partnership purposes, including working capital and acquisitions, among other things. As of May 3, 2019, we had an outstanding balance of $87.3 million under our secured revolving credit facility.

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. Available cash is defined in the limited liability company agreement of the Operating Company and our partnership agreement. We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate. We do not currently intend to maintain reserve cash for the purpose of maintaining stability or growth in our quarterly distribution or otherwise to reserve cash for distributions, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we completed the Haymaker Acquisition by providing equity consideration for the transaction in the form of 10,000,000 common units and funding the cash consideration of the transaction through the net proceeds from the 2018 preferred offering and borrowings of $124.0 million under the Amended Credit Agreement, while the Dropdown was financed by providing equity consideration for the transaction in the form of 6,500,000 OpCo Common Units and an equal number of Class B Units, and the Phillips Acquisition was financed by providing equity consideration for the transaction in the form of 9,400,000 OpCo Common Units and an equal number of Class B Units. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well.

Because the limited liability company agreement of the Operating Company and our partnership agreement each require the Operating Company and us to distribute an amount equal to all available cash generated by each respective entity each quarter, holders of OpCo Common Units and our unitholders have direct exposure to fluctuations in the amount of cash generated by our business. We expect that the amount of quarterly distributions, if any, will fluctuate based on variations in, among other factors, (i) the performance of the operators of our properties, (ii) earnings caused by, among other things, fluctuations in the price of oil, natural gas and NGLs, changes to working capital or capital expenditures and (iii) cash reserves deemed appropriate by the Board of Directors. Such variations in the amount of quarterly distributions may be significant and could result in no distribution being made for any particular quarter. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted.

On May 10, 2019, we will pay a quarterly cash distribution on the Series A Preferred Units of $1.9 million for the quarter ended March 31, 2019.

On May 10, 2019, we will pay a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $23,800 for the quarter ended March 31, 2019.

On April 26, 2019 the Board of Directors declared a quarterly cash distribution of $0.37 per common unit for the quarter ended March 31, 2019. The distribution will be paid on May 13, 2019 to common unitholders and OpCo common unitholders of record as of the close of business on May 6, 2019.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Cash Flow Data:
Cash flows provided by operating activities	$15,812,332	$7,294,089
Cash flows used in investing activities	(838,432)	(21,937)
Cash flows used in financing activities	(17,204,386)	(6,061,123)
Net (decrease) increase in cash	$(2,230,486)	$1,211,029

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and the change in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2019 were $15.8 million, an increase of $8.5 million compared to $7.3 million for the three months ended March 31, 2018. The increase in cash flows provided by operating activities was primarily attributable to the Haymaker Acquisition and Dropdown in the third and fourth quarters of 2018, respectively, and to the Phillips Acquisition in the first quarter of 2019.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2019 increased by $0.8 million compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, we used $0.5 million to fund the Phillips Acquisition and $0.3 million to fund the remodel of office space.

Financing Activities

Cash flows used in financing activities were $17.2 million for the three months ended March 31, 2019, an increase of $11.1 million compared to $6.1 million for the three months ended March 31, 2018. Cash flows used in financing activities for the three months ended March 31, 2019 consists of $17.0 million of distributions paid to holders of common units and OpCo common units, Series A Preferred Units and Class B Units and $0.7 million of issuance costs paid on Series A Preferred Units, partially offset by $0.5 million in contributions from our Class B unitholders. Cash flows used in financing activities for the three months ended March 31, 2018 consists of distributions paid to common unitholders.

Capital Expenditures

During the three months ended March 31, 2019, we paid approximately $0.5 million in connection with the Phillips Acquisition. We did not incur any capital expenditures for the three months ended March 31, 2018.

Indebtedness

Revolving Credit Agreement

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

Pursuant to the Credit Agreement Amendment, aggregate commitments under the Amended Credit Agreement were increased to $200.0 million providing for maximum availability of $200.0 million. The borrowing base will be redetermined semi-annually November 1 and May 1 of each year based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries. In contemplation of increasing the borrowing base, and in order to include all assets acquired through the Phillips Acquisition, the borrowing base redetermination is currently being conducted and is expected to be finalized by the end of May 2019. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control. As of March 31, 2019, we had outstanding borrowings of $87.3 million under the secured revolving credit facility and $112.7 million of available capacity.

For additional information on our Amended Credit Agreement, please read Note 7―Long-Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report.

New and Revised Financial Accounting Standards

The effects of new accounting pronouncements are discussed in Note 2—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Contractual Obligations and Off‑Balance Sheet Arrangements

There have been no changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, we did not have any off‑balance sheet arrangements other than operating leases.

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

Our commodity derivative contracts consist of fixed price swaps, under which we receive a fixed price for the contract and pay a floating market price to the counterparty over a specified period for a contracted volume.

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

Because we have not designated any of our derivative contracts as hedges for accounting purposes, changes in fair values of our derivative contracts will be recognized as gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on future prices as of period-end compared to the contract price. See Note 4—Derivatives to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivatives.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2019, we had one counterparty, which is also one of the lenders under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of March 31, 2019, we had total borrowings outstanding under our secured revolving credit facility of $87.3 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.9 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors previously discussed in Item 1A. Risk Factors in the Partnership’s 2018 Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, on January 25, 2019, we issued 1,241,679 common units to Rivercrest Royalties Holdings II, LLC in exchange for 1,241,679 Opco Common Units and an equal number of Class B Units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018 (the “Exchange Agreement”), by and among Haymaker Minerals & Royalties, LLC, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC, the Kimbell Art Foundation, us, the General Partner, the Operating Company and any future holders of OpCo Common Units and Class B Units from time to time party thereto.

Also, on January 25, 2019, we issued 197,237 common units to Haymaker Management, LLC in exchange for 197,237 Opco Common Units and an equal number of Class B Units pursuant to the terms of the Exchange Agreement.

On March 25, 2019, in connection with the closing of the Phillips Acquisition, (i) we issued 9,400,000 Class B Units and (ii) the Operating Company issued 9,400,000 OpCo Common Units to the sellers in the Phillips Acquisition, as described in a Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on March 26, 2019.

On April 10, 2019, we issued 3,6000,000 common units to Haymaker Minerals & Royalties, LLC in exchange for 3,600,000 Opco Common Units and an equal number of Class B Units pursuant to the terms of the Exchange Agreement.

The issuance of each of the foregoing securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

Exhibit Number		Description
2.1†	—

Securities Purchase Agreement, dated as of February 6, 2019, by and among PEP I Holdings, LLC, PEP II Holdings, LLC, PEP III Holdings, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 2.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on February 12, 2019)

2.2	—

Amendment No. 1 to Securities Purchase Agreement, dated as of March 25, 2019, by and among PEP I Holdings, LLC, PEP II Holdings, LLC, PEP III Holdings, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 2.1 to Kimbell Royalty Partners, LP's Current Report on Form 8-K filed on March 26, 2019)

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

Amended and Restated Registration Rights Agreement, dated as of March 25, 2019, by and among Kimbell Royalty Partners,  LP, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC, Haymaker Minerals & Royalties, LLC, AP KRP Holdings, L.P., ATCF SPV, L.P., Zeus Investments, L.P., Apollo Kings Alley Credit SPV, L.P., Apollo Thunder Partners, L.P., AIE III Investments, L.P., Apollo Union Street SPV, L.P., Apollo Lincoln Private Credit Fund, L.P., Apollo SPN Investments I (Credit), LLC, AA Direct, L.P., PEP I Holdings, LLC, PEP II Holdings, LLC, PEP III Holdings, LLC, Cupola Royalty Direct, LLC, Kimbell Art Foundation and Rivercrest Capital Partners LP (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners,  LP's Form 8-K filed on March 26, 2019)

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*      —filed herewith

**    —furnished herewith

† The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of each such schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: May 9, 2019	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: May 9, 2019	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer