Form 10-Q
period 2019-09-30
Kimbell Royalty Partners, LP
filed 2019-11-08
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 OR

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

As of November 1, 2019, the registrant had outstanding 23,520,219 common units representing limited partner interests and 23,388,258 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10‑Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$20,297,982	$15,773,987
Oil, natural gas and NGL receivables	16,934,026	18,809,170
Commodity derivative assets	2,380,629	2,981,117
Accounts receivable and other current assets	440,390	50,551
Total current assets	40,053,027	37,614,825
Property and equipment, net	1,202,434	429,602
Investment in affiliate (equity method)	2,885,037	—
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($299,613,448 and $280,304,353 excluded from depletion at September 30, 2019 and December 31, 2018, respectively)	987,942,123	818,594,943
Less: accumulated depreciation, depletion and impairment	(211,242,100)	(107,779,453)
Total oil and natural gas properties, net	776,700,023	710,815,490
Deposits on oil and natural gas properties	986,000	—
Right-of-use assets, net	3,466,101	—
Commodity derivative assets	969,062	1,246,829
Loan origination costs, net	2,483,443	3,178,627
Total assets	$828,745,127	$753,285,373

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,131,402	$1,331,081
Other current liabilities	5,667,143	2,468,945
Total current liabilities	6,798,545	3,800,026
Operating lease liabilities	3,436,847	—
Long-term debt	91,261,477	87,309,544
Total liabilities	101,496,869	91,109,570
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A preferred units (110,000 units issued and outstanding as of September 30, 2019 and December 31, 2018)	73,365,147	69,449,006
Unitholders' equity:
Common units (23,520,219 units issued and outstanding as of September 30, 2019 and 18,056,487 units issued and outstanding as of December 31, 2018)	341,969,430	299,821,901
Class B units (23,388,258 units issued and outstanding as of September 30, 2019 and 19,453,258 units issued and outstanding as of December 31, 2018)	1,169,413	972,663
Total unitholders' equity	343,138,843	300,794,564
Noncontrolling interest	310,744,268	291,932,233
Total equity	653,883,111	592,726,797
Total liabilities, mezzanine equity and unitholders' equity	$828,745,127	$753,285,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Oil, natural gas and NGL revenues	$29,531,138	$21,085,377	$80,278,506	$42,741,233
Lease bonus and other income	940,898	358,215	2,313,548	1,124,949
Gain (loss) on commodity derivative instruments, net	2,506,815	(3,035,636)	270,607	(3,858,990)
Total revenues	32,978,851	18,407,956	82,862,661	40,007,192
Costs and expenses
Production and ad valorem taxes	2,236,405	1,410,335	5,757,742	3,031,732
Depreciation and depletion expense	15,098,107	7,607,137	37,690,558	15,494,439
Impairment of oil and natural gas properties	34,880,071	—	65,828,980	54,753,444
Marketing and other deductions	2,332,010	1,689,780	5,938,093	2,868,655
General and administrative expense	5,694,534	4,879,497	17,248,399	11,650,291
Total costs and expenses	60,241,127	15,586,749	132,463,772	87,798,561
Operating (loss) income	(27,262,276)	2,821,207	(49,601,111)	(47,791,369)
Other expense
Equity loss in affiliate	80,896	—	80,896	—
Interest expense	1,468,419	1,843,483	4,332,633	2,677,083
Net (loss) income before income taxes	(28,811,591)	977,724	(54,014,640)	(50,468,452)
Provision for income taxes	102,997	1,977,116	610,798	1,977,116
Net loss	(28,914,588)	(999,392)	(54,625,438)	(52,445,568)
Distribution and accretion on Series A preferred units	(3,469,584)	(2,840,456)	(10,408,752)	(2,840,456)
Net loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	16,146,535	141,003	33,398,555	141,003
Distribution on Class B units	(23,414)	(12,953)	(71,042)	(12,953)
Net loss attributable to common units	$(16,261,051)	$(3,711,798)	$(31,706,677)	$(55,157,974)

Net loss attributable to common units
Basic	$(0.73)	$(0.15)	$(1.53)	$(2.91)
Diluted	$(0.73)	$(0.15)	$(1.53)	$(2.91)
Weighted average number of common units outstanding
Basic	22,399,748	24,079,289	20,715,633	18,962,446
Diluted	22,399,748	24,079,289	20,715,633	18,962,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2019
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at January 1, 2019	18,056,487	$299,821,901	19,453,258	$972,663	$291,932,233	$592,726,797
Units issued for Phillips Acquisition	—	—	9,400,000	470,000	171,550,000	172,020,000
Conversion of Class B units to common units	1,438,916	23,507,402	(1,438,916)	(71,946)	(23,507,402)	(71,946)
Unit-based compensation	—	1,770,410	—	—	—	1,770,410
Distributions to unitholders	—	(7,798,161)	—	—	(7,205,737)	(15,003,898)
Distribution and accretion on Series A preferred units	—	(1,441,938)	—	—	(2,027,646)	(3,469,584)
Distribution on Class B units	—	(23,814)	—	—	—	(23,814)
Net loss	—	(2,221,500)	—	—	(3,123,863)	(5,345,363)
Balance at March 31, 2019	19,495,403	313,614,300	27,414,342	1,370,717	427,617,585	742,602,602
Conversion of Class B units to common units	3,600,000	63,540,000	(3,600,000)	(180,000)	(63,540,000)	(180,000)
Restricted units used for tax withholding	(1,268)	(21,036)	—	—	—	(21,036)
Unit-based compensation	—	2,112,764	—	—	—	2,112,764
Distributions to unitholders	—	(8,545,299)	—	—	(8,811,307)	(17,356,606)
Distribution and accretion on Series A preferred units	—	(1,708,157)	—	—	(1,761,427)	(3,469,584)
Distribution on Class B units	—	(23,814)	—	—	—	(23,814)
Net loss	—	(10,026,403)	—	—	(10,339,084)	(20,365,487)
Balance at June 30, 2019	23,094,135	358,942,355	23,814,342	1,190,717	343,165,767	703,298,839
Conversion of Class B units to common units	426,084	6,641,087	(426,084)	(21,304)	(6,641,087)	(21,304)
Unit-based compensation	—	1,809,752	—	—	—	1,809,752
Distributions to unitholders	—	(9,162,713)	—	—	(9,633,877)	(18,796,590)
Distribution and accretion on Series A preferred units	—	(1,739,672)	—	—	(1,729,912)	(3,469,584)
Distribution on Class B units	—	(23,414)	—	—	—	(23,414)
Net loss	—	(14,497,965)	—	—	(14,416,623)	(28,914,588)
Balance at September 30, 2019	23,520,219	$341,969,430	23,388,258	$1,169,413	$310,744,268	$653,883,111

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY – (Continued)

(Unaudited)

	Nine Months Ended September 30, 2018
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at January 1, 2018	16,509,799	$262,065,434	—	$—	$—	$262,065,434
Distributions to unitholders	—	(6,061,123)	—	—	—	(6,061,123)
Restricted units granted, net of forfeitures	325,185	—	—	—	—	—
Unit-based compensation	—	668,934	—	—	—	668,934
Net loss	—	(52,824,471)	—	—	—	(52,824,471)
Balance at March 31, 2018	16,834,984	203,848,774	—	—	—	203,848,774
Distributions to unitholders	—	(7,070,693)	—	—	—	(7,070,693)
Restricted units granted, net of forfeitures	4,478	—	—	—	—	—
Unit-based compensation	—	723,039	—	—	—	723,039
Net income	—	1,378,295	—	—	—	1,378,295
Balance at June 30, 2018	16,839,462	198,879,415	—	—	—	198,879,415
Common units issued for acquisition	10,000,000	235,400,000	—	—	—	235,400,000
Recapitalization related to tax conversion	(12,953,258)	(209,591,880)	12,953,258	647,663	209,591,880	647,663
Distributions to unitholders	—	(11,540,969)	—	—	—	(11,540,969)
Unit-based compensation	—	751,074	—	—	—	751,074
Issuance of Series A preferred units	—	36,607,966	—	—	—	36,607,966
Distribution and accretion on Series A preferred units		(2,840,456)	—	—	—	(2,840,456)
Distribution on Class B units		(12,953)	—	—	—	(12,953)
Net income	—	(858,389)	—	—	(141,003)	(999,392)
Balance at September 30, 2018	13,886,204	$246,793,808	12,953,258	$647,663	$209,450,877	$456,892,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,625,438)	$(52,445,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for deferred income taxes	—	1,475,648
Depreciation and depletion expense	37,690,558	15,494,439
Impairment of oil and natural gas properties	65,828,980	54,753,444
Amortization of right-of-use assets	88,058	—
Amortization of loan origination costs	783,961	208,276
Equity loss in affiliate	80,896	—
Unit-based compensation	5,692,926	2,143,047
Loss on commodity derivative instruments, net of settlements	878,255	3,495,463
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	5,270,397	(8,781,555)
Accounts receivable and other current assets	(389,839)	(190,093)
Accounts payable	(399,679)	1,172,615
Other current liabilities	3,198,198	1,266,354
Operating lease liabilities	(117,312)	—
Net cash provided by operating activities	63,979,961	18,592,070
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(829,724)	(396,480)
Proceeds from sale of oil and natural gas properties	—	10,576,595
Purchase of oil and natural gas properties	(1,192,432)	(210,574,890)
Deposits on oil and natural gas properties	(986,000)	—
Investment in affiliate	(2,965,933)	—
Net cash used in investing activities	(5,974,089)	(200,394,775)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Series A preferred units, net of issuance costs	—	103,359,603
Contributions from Class B unitholders	470,000	647,663
Redemption of Class B contributions on converted units	(73,250)	—
Issuance costs paid on Series A preferred units	(717,612)	—
Distributions to unitholders	(51,157,094)	(24,672,785)
Distributions on Series A preferred units	(5,775,000)	(705,834)
Distributions to Class B unitholders	(71,042)	—
Borrowings on long-term debt	3,951,933	124,336,547
Repayments on long-term debt	—	(6,870,596)
Payment of loan origination costs	(88,776)	(3,389,421)
Restricted units used for tax withholding	(21,036)	—
Net cash (used in) provided by financing activities	(53,481,877)	192,705,177
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,523,995	10,902,472
CASH AND CASH EQUIVALENTS, beginning of period	15,773,987	5,625,495
CASH AND CASH EQUIVALENTS, end of period	$20,297,982	$16,527,967
Supplemental cash flow information:
Cash paid for interest	$3,572,952	$2,220,885
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,554,159	$—
Units issued in exchange for oil and natural gas properties	$171,550,000	$235,400,000
Distribution to Series A preferred unitholders in accounts payable	$—	$981,837
Non-cash deemed distribution to Series A preferred units	$4,633,752	$1,152,785
Distribution to Class B unitholders in accounts payable	$—	$12,953
Redemption of Class B contributions on converted units in accounts payable	$200,000	$—

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

Following the effectiveness of the Tax Election and the completion of the related transactions, the Partnership’s royalty and minerals business continues to be conducted through the Operating Company, which is taxed as a partnership for federal and state income tax purposes. The Operating Company passes income to the noncontrolling interest and the Partnership, which is treated as a corporation for federal and state income tax purposes. As of November 1, 2019,  50.1% of the OpCo Common Units were held by the Partnership and 49.9% were held by third parties.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the nine months ended September 30, 2019, other than those discussed below in Recently Adopted Accounting Pronouncements.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on previously reported net income (loss), total cash flows from operations or working capital.

New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, “Leases.” ASU 2016‑02 requires the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Partnership adopted this update using the modified retrospective

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

approach, effective January 1, 2019. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations for the three and nine months ended September 30, 2019.

The Partnership evaluated whether its contractual arrangements contain leases at the inception of such arrangements. Specifically, the Partnership considered whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Substantially all of the Partnerships leases are long-term operating leases with fixed payment terms and will terminate in October 2028. The Partnership’s ROU operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of September 30, 2019 was 9.59 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the Amended Credit Agreement, as defined in Note 7—Long-Term Debt, as of January 1, 2019. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75% for the nine months ended September 30, 2019.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2019. The total operating lease expense recorded for the three and nine months ended September 30,  2019 was de minimis.

Currently, the most substantial contractual arrangement that the Partnership has classified as an operating lease is the main office space used for operations. In July 2019, the Partnership became the lessee in several other related lease agreements for additional office space.  In addition, the Partnership was involved in the construction and design of the underlying assets. The underlying assets were capitalized in July 2019 upon commencement of the lease.

Future minimum lease commitments as of September 30, 2019 were as follows:

		Remainder of
	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases	$4,736,830	$116,761	$472,737	$478,428	$478,837	$479,796	$2,710,271
Less: Imputed Interest	(1,299,983)
Total	$3,436,847

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This update provides clarification and corrects unintended application of the guidance in various sections. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations for the three and nine months ended September 30, 2019.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” This update provides clarification and corrects unintended application of certain sections in the new lease guidance. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations for the three and nine months ended September 30, 2019.

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

NOTE 3—ACQUISITIONS, JOINT VENUTURES AND DIVESTITURES

Acquisitions

On March 25, 2019, the Partnership acquired all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC that own oil and natural gas mineral and royalty interests (the “Phillips Acquisition”). The aggregate consideration for the Phillips Acquisition consisted of 9,400,000 OpCo Common Units and an equal number of Class B Units, valued at approximately $171.6 million based on the closing price of the Partnership’s common units of $18.25 on March 25, 2019. The assets acquired in the Phillips Acquisition consisted of approximately 866,528 gross acres and 12,210 net royalty acres.

On July 12, 2018, the Partnership completed the acquisition of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Properties, LP (the “Haymaker Acquisition”) in a transaction valued at approximately $444.0 million. The purchase price for the Haymaker Acquisition was comprised of (i) net cash consideration of approximately $208.6 million and (ii) 10,000,000 common units of the Partnership, valued at approximately $235.4 million based on the closing price of the Partnership’s common units of $23.54 on July 12, 2018. The Partnership funded the cash consideration with borrowings under the Amended Credit Agreement and net proceeds from the Preferred Unit Transaction (as defined in Note 8 – Preferred Units). The assets acquired in the Haymaker Acquisition consisted of approximately 5.4 million gross acres and 43,000 net royalty acres.

The following unaudited pro forma results of operations reflect the Partnership’s results as if the Haymaker Acquisition,  the acquisition of certain overriding royalty, royalty and other mineral interests from Rivercrest Capital Partners LP, the Kimbell Art Foundation and Cupola Royalty Direct, LLC, as well as all of the equity interests of a subsidiary of Rivercrest Royalties Holdings II, LLC (the “Dropdown”), and the Phillips Acquisition had occurred on January 1, 2018. In the Partnership’s opinion, all significant adjustments necessary to reflect the effects of the Haymaker Acquisition, Dropdown and Phillips Acquisition have been made. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$32,978,851	$30,506,261	$87,871,247	$91,943,767
Net loss attributable to common units	$(16,261,051)	$(1,694,292)	$(27,233,939)	$(17,260,464)

Net loss attributable to common units
Basic	$(0.73)	$(0.08)	$(1.31)	$(0.83)
Diluted	$(0.73)	$(0.08)	$(1.31)	$(0.83)

On September 20, 2019, the Partnership agreed to acquire various mineral and royalty interests in Oklahoma for an aggregate purchase price of approximately $9.9 million. The acquisition closed on November 6, 2019. The Partnership funded the payment of the purchase price with borrowings under its secured revolving credit facility. In connection with the execution of the purchase agreement, the Partnership paid a deposit of approximately $1.0 million on the purchase price. This deposit is included in deposits on oil and natural gas properties on the accompanying condensed consolidated balance sheet. See Note 16 – Subsequent Events for details on the closing of this acquisition.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Joint Ventures

On June 19, 2019, the Partnership entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP. The Partnership’s ownership in the Joint Venture is 49.3% and its total capital commitment will not exceed $15.0 million. The Joint Venture will be managed by Springbok Operating Company, LLC. The purpose of the Joint Venture will be to make direct or indirect investments in royalty,  mineral and overriding royalty interests and similar non-cost bearing interests in oil and gas properties, excluding leasehold or working interests. The Partnership will utilize the equity method of accounting for its investment in the Joint Venture. As of September 30, 2019, the Partnership has paid approximately $3.0 million under its capital commitment.

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

As of September 30, 2019, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value. This amount constitutes approximately 19% of daily oil and natural gas production.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. The Partnership records all derivative contracts at fair value. Changes in the fair values of the Partnership’s derivative instruments are recognized as gains or losses in the current period and are presented on a net basis in the accompanying unaudited condensed consolidated statements of operations. Changes in fair value consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning fair value of commodity derivative instruments	$1,665,887	(1,000,359)	$4,227,946	$(318,829)
Gain (loss) on commodity derivative instruments	2,506,815	(3,035,636)	270,607	(3,858,990)
Net cash (received) paid on settlements of derivative instruments	(823,011)	221,703	(1,148,862)	363,527
Ending fair value of commodity derivative instruments	$3,349,691	$(3,814,292)	$3,349,691	$(3,814,292)

The following table presents the fair value of the Partnership’s derivative contracts as of September 30, 2019 and December 31, 2018:

		September 30,	December 31,
Classification	Balance Sheet Location	2019	2018
Assets:
Current asset	Commodity derivative assets	$2,380,629	$2,981,117
Long-term asset	Commodity derivative assets	969,062	1,246,829
Liabilities:
Current liability	Commodity derivative liabilities	—	—
Long-term liability	Commodity derivative liabilities	—	—
		$3,349,691	$4,227,946

As of September 30, 2019, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
September 2019 - December 2019	74,908	$61.47	$53.07	$63.47
January 2020 - December 2020	224,356	$55.48	$50.45	$61.43
January 2021 - June 2021	178,231	$53.58	$50.79	$56.10

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
October 2019 - December 2019	972,716	$2.74	$2.74	$2.76
January 2020 - December 2020	3,582,862	$2.64	$2.51	$2.94
January 2021 - June 2021	2,610,021	$2.52	$2.33	$2.85

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited condensed consolidated balance sheets approximated fair value as of September 30, 2019 and December 31, 2018. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2019 and 2018.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	September 30,	December 31,
	2019	2018
Oil and natural gas properties
Proved properties	$688,328,675	$538,290,590
Unevaluated properties	299,613,448	280,304,353
Less: accumulated depreciation, depletion and impairment	(211,242,100)	(107,779,453)
Total oil and natural gas properties	$776,700,023	$710,815,490

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

The Partnership recorded an impairment on its oil and natural gas properties of $34.9 million for the three months ended September 30, 2019 primarily as a result of a decline in the 12-month average price of oil and natural gas. No impairment expense was recorded for the three months ended September 30, 2018. The Partnership recorded an impairment on its oil and natural gas properties of $65.8 million and $54.8 million during the nine months ended September 30, 2019 and 2018, respectively, as a result of its quarterly full cost ceiling analysis and due to a decline in the 12-month average price of oil and natural gas. As of September 30, 2019, the 12-month average prices of oil and natural gas were $57.77 per Bbl of oil and $2.87 per Mcf of natural gas. These prices represent an 11.9% and 7.4% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2018, which were $65.56 per Bbl of oil and $3.10 per Mcf of natural gas.

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

The Credit Agreement Amendment increased commitments under the Amended Credit Agreement from $50.0 million to $200.0 million. Under the Amended Credit Agreement, availability under the secured revolving credit facility will equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base under the Amended Credit Agreement was set at $200.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowing base will be redetermined semiannually on May 1 and November 1 of each year based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries. In connection with the May redetermination, total commitments under the Amended Credit Agreement were increased from $200.0 million to $225.0 million and the borrowing base was increased from $200.0 million to $300.0 million. The November borrowing base redetermination is currently being conducted and is expected to be finalized by the end of November 2019. The secured revolving credit facility matures on February 8, 2022.

During the three and nine months ended September 30, 2019, the Partnership borrowed an additional $4.0 million under the secured revolving credit facility. As of September 30, 2019, the Partnership’s outstanding balance was $91.3 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of September 30, 2019.

As of September 30, 2019, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 2.25% or Prime Rate (as defined in the secured revolving credit facility) plus a margin of 1.25%. For the nine

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

months ended September 30, 2019, the weighted average interest rate on the Partnership’s outstanding borrowings was 4.68%.

NOTE 8—PREFERRED UNITS

In July 2018, in connection with the closing of the Haymaker Acquisition, the Partnership completed the private placement of 110,000 Series A Preferred Units to certain affiliates of Apollo Capital Management, L.P. (the “Series A Purchasers”) for $1,000 per Series A Preferred Unit, resulting in gross proceeds to the Partnership of $110.0 million (the “Preferred Unit Transaction”).  Until the conversion of the Series A Preferred Units into common units or their redemption, holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions equal to 7.0% per annum plus accrued and unpaid distributions. In connection with the issuance of the Series A Preferred Units, the Partnership granted holders of the Series A Preferred Units board observer rights beginning on the third anniversary of the original issuance date, and board appointment rights beginning the fourth anniversary of the original issuance date and in the case of events of default with respect to the Series A Preferred Units.

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

The following table summarizes the changes in the number of the Series A Preferred Units:

Series A
Preferred Units
Balance at December 31, 2018	110,000
Balance at September 30, 2019	110,000

NOTE 9—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has limited partner units. As of September 30, 2019, the Partnership had a total of 23,520,219 common units issued and outstanding and 23,388,258 Class B Units outstanding.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2018	18,056,487
Conversion of Class B Units	5,465,000
Restricted units used for tax withholding	(1,268)
Balance at September 30, 2019	23,520,219

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents information regarding the common unit cash distributions approved by the Board of Directors for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2019	$0.37	April 26, 2019	May 6, 2019	May 13, 2019
Q2 2019	$0.39	July 26, 2019	August 5, 2019	August 12, 2019
Q3 2019	$0.42	October 25, 2019	November 4, 2019	November 11, 2019

Q1 2018	$0.42	April 27, 2018	May 7, 2018	May 14, 2018
Q2 2018	$0.43	July 27, 2018	August 6, 2018	August 13, 2018
Q3 2018	$0.45	October 26, 2018	November 5, 2018	November 12, 2018

The following table summarizes the changes in the number of the Partnership’s Class B Units:

Class B Units
Balance at December 31, 2018	19,453,258
Class B Units issued for Phillips Acquisition	9,400,000
Conversion of Class B Units	(5,465,000)
Balance at September 30, 2019	23,388,258

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common units	$(16,261,051)	$(3,711,798)	$(31,706,677)	$(55,157,974)

Weighted average number of common units outstanding:
Basic	22,399,748	24,079,289	20,715,633	18,962,446
Effect of dilutive securities:
Series A preferred units	—	—	—	—
Class B units	—	—	—	—
Restricted units	—	—	—	—
Diluted	22,399,748	24,079,289	20,715,633	18,962,446

Net loss attributable to common units
Basic	$(0.73)	$(0.15)	$(1.53)	$(2.91)
Diluted	$(0.73)	$(0.15)	$(1.53)	$(2.91)

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The calculation of diluted net loss per unit for the three and nine months ended September 30, 2019 excludes the conversion of Series A Preferred Units to common units, the conversion of Class B Units to common units and 975,540 of unvested restricted units because their inclusion in the calculation would be anti-dilutive. The calculation of diluted net loss per unit for the three and nine months ended September 30,  2018 excludes the conversion of Series A Preferred Units to common units, the conversion of Class B Units to common units and 437,641 unvested restricted units because their inclusion in the calculation would be anti-dilutive.

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2018	1,157,924	$18.054	2.696 years
Vesting	(182,384)	18.737	—
Unvested at September 30, 2019	975,540	$17.926	1.546 years

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

Prior to September 24, 2018, the effective date of the Partnership’s change in income tax status, the Partnership was organized as a pass-through entity for income tax purposes. As a result, the Partnership’s partners were responsible for federal income taxes on their share of the Partnership’s taxable income with the exception of any entity-level income taxes such as the Texas Margins Tax.  The Partnership recorded a provision for income taxes of $0.1 million and $0.6  million for the three and nine months ended September 30, 2019, respectively. The tax payment made by the Partnership for the three and nine months ended September 30, 2019 was generated by a gross income allocation related to the Series A Preferred Units, which were issued in connection with the Haymaker Acquisition.

NOTE 13—RELATED PARTY TRANSACTIONS

In connection with the IPO, the Partnership entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with each of BJF Royalties, LLC (“BJF Royalties”), Steward Royalties, LLC (“Steward Royalties”), Taylor Companies Mineral Management, LLC (“Taylor Companies”), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(“Duncan Management”) pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to the Partnership’s unitholders. During the three and nine months ended September 30, 2019, no monthly services fee was paid to BJF Royalties or Steward Royalties. During the three months ended September 30, 2019, the Partnership made payments to Taylor Companies, K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $131,714,  $30,000,  $81,918 and $124,576, respectively. During the nine months ended September 30, 2019, the Partnership made payments to Taylor Companies, K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $395,142, $90,000,  $245,754 and $373,728, respectively. Certain consultants who provide services under management services agreements are granted restricted units under the Partnership’s LTIP.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage.  The Partnership is currently assessing such a situation relating to certain non-producing acreage in its portfolio, the resolution of which is not expected to have a material impact on the Partnership’s condensed consolidated financial statements, and no amounts have been accrued as of September 30, 2019.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to September 30, 2019 in the preparation of its condensed consolidated financial statements.

On November 6, 2019, the Partnership completed the acquisition of various mineral and royalty interests in Oklahoma in a transaction valued at $9.9 million. The assets acquired consist of approximately 279,680 gross acres and 186 net royalty acres.

On November 6, 2019, the Partnership paid a quarterly cash distribution on the Series A Preferred Units of $1.9 million for the quarter ended September 30, 2019.

On November 8, 2019, the Operating Company paid  a quarterly cash distribution of $0.428494 to holders of OpCo Common Units. As to the Partnership, $0.008494 of the distribution corresponds to a tax payment made by the Partnership from cash reserves in the third quarter of 2019. The third quarter 2019 tax payment made by the Partnership was generated by a gross income allocation related to the Series A Preferred Units, which were issued in connection with

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

the Haymaker Acquisition. Under the limited liability company agreement of the Operating Company, the Partnership is not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

On November 8, 2019, the Partnership paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $23,388 for the quarter ended September 30, 2019.

On October 25, 2019 the Board of Directors declared a quarterly cash distribution of $0.42 per common unit for the quarter ended September 30, 2019. The distribution will be paid on November 11, 2019 to common unitholders of record as of the close of business on November 4, 2019.

NOTE 17—CORRECTION OF IMMATERIAL ERRORS

In connection with the preparation of the Partnership’s condensed consolidated financial statements for the three and nine months ended September 30, 2019, the Partnership identified immaterial errors related to the classification of distributions made to the holders of OpCo Common Units in prior interim and annual periods. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Partnership evaluated the errors and determined that the related impact was not material to its financial statements for any prior annual or interim period. The Partnership has adjusted its consolidated balance sheet at December 31, 2018, its condensed consolidated balance sheets at March 31, 2019 and June 30, 2019, its consolidated statement of changes in unitholders’ equity for the year ended December 31, 2018 and its condensed consolidated statements of changes in unitholders’ equity for the three months ended March 31, 2019 and the six months ended June 30, 2019. The Partnership will also correct previously reported financial information for such immaterial errors in its future filings, as applicable.

The effects of the adjustment on the individual line items within the Partnership’s consolidated balance sheet at December 31, 2018 and its condensed consolidated balance sheets at March 31, 2019 and June 30, 2019 are as follows:

	December 31, 2018
	As Reported	Adjustments	As Adjusted
Common units	$293,992,935	$5,828,966	$299,821,901
Noncontrolling interest	$297,761,199	$(5,828,966)	$291,932,233

	March 31, 2019
	As Reported	Adjustments	As Adjusted
Common units	$300,579,597	$13,034,703	$313,614,300
Noncontrolling interest	$440,652,288	$(13,034,703)	$427,617,585

	June 30, 2019
	As Reported	Adjustments	As Adjusted
Common units	$337,096,345	$21,846,010	$358,942,355
Noncontrolling interest	$365,011,777	$(21,846,010)	$343,165,767

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The effects of the adjustment on the individual line items within the Partnership’s consolidated statement of changes in unitholders’ equity for the year ended December 31, 2018 are as follows:

	As Reported
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Distributions to unitholders	—	$(38,303,043)	—	$—	$—	$(38,303,043)
Balance at December 31, 2018	18,056,487	$293,992,935	19,453,258	$972,663	$297,761,199	$592,726,797

	Adjustments
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Distributions to unitholders	—	$5,828,966	—	$—	$(5,828,966)	$—

	As Adjusted
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Distributions to unitholders	—	$(32,474,077)	—	$—	$(5,828,966)	$(38,303,043)
Balance at December 31, 2018	18,056,487	$299,821,901	19,453,258	$972,663	$291,932,233	$592,726,797

The effects of the adjustment on the individual line items within the Partnership’s condensed consolidated statement of changes in unitholders’ equity for the three months ended March 31, 2019 are as follows:

	As Reported
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Distributions to unitholders	—	$(15,003,898)	—	$—	$—	$(15,003,898)
Balance at March 31, 2019	19,495,403	$300,579,597	27,414,342	$1,370,717	$440,652,288	$742,602,602

	Adjustments
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Distributions to unitholders	—	$7,205,737	—	$—	$(7,205,737)	$—

	As Adjusted
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Distributions to unitholders	—	$(7,798,161)	—	$—	$(7,205,737)	$(15,003,898)
Balance at March 31, 2019	19,495,403	$313,614,300	27,414,342	$1,370,717	$427,617,585	$742,602,602

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The effects of the adjustment on the individual line items within the Partnership’s condensed consolidated statement of changes in unitholders’ equity for the six months ended June 30, 2019 are as follows:

	As Reported
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Distributions to unitholders	—	$(17,356,606)	—	$—	$—	$(17,356,606)
Balance at June 30, 2019	23,094,135	$337,096,345	23,814,342	$1,190,717	$365,011,777	$703,298,839

	Adjustments
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Distributions to unitholders	—	$8,811,307	—	$—	$(8,811,307)	$—

	As Adjusted
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Distributions to unitholders	—	$(8,545,299)	—	$—	$(8,811,307)	$(17,356,606)
Balance at June 30, 2019	23,094,135	$358,942,355	23,814,342	$1,190,717	$343,165,767	$703,298,839

Also in connection with the preparation of the Partnership’s condensed consolidated financial statements for the three and nine months ended September 30, 2019, the Partnership identified immaterial errors related to the captions on its condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and consolidated statement of operations for the year ended December 31, 2018. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Partnership evaluated the errors and determined that the related impact was not material to its financial statements for any prior annual or interim period. The Partnership has adjusted the captions on its condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and consolidated statement of operations for the year ended December 31, 2018.  The Partnership will also correct previously reported financial information for such immaterial errors in its future filings, as applicable.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The effects of the reclassification on the individual line items within the Partnership’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 are as follows:

	As Reported
	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Net loss before Series A preferred unit distribution and accretion	$(999,392)	$(52,445,568)
Distribution and accretion on Series A preferred units	(2,840,456)	(2,840,456)
Net loss	(3,839,848)	(55,286,024)
Net loss attributable to noncontrolling interests	(141,003)	(141,003)
Net loss attributable to Kimbell Royalty Partners LP	(3,698,845)	(55,145,021)
Distribution on Class B units	(12,953)	(12,953)
Net loss attributable to common units	$(3,711,798)	$(55,157,974)

	As Corrected
	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Net loss	$(999,392)	$(52,445,568)
Distribution and accretion on Series A preferred units	(2,840,456)	(2,840,456)
Net loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	141,003	141,003
Distribution on Class B units	(12,953)	(12,953)
Net loss attributable to common units	$(3,711,798)	$(55,157,974)

The effects of the reclassification on the individual line items within the Partnership’s consolidated statement of operations for the year ended December 31, 2018 are as follows:

As Reported
Year Ended December 31,
2018
Net loss before Series A preferred unit distribution and accretion	$(52,282,223)
Distribution and accretion on Series A preferred units	(6,310,040)
Net loss	(58,592,263)
Net loss attributable to noncontrolling interests	(1,855,681)
Net loss attributable to Kimbell Royalty Partners LP	(56,736,582)
Distribution on Class B units	(30,967)
Net loss attributable to common units	$(56,767,549)

As Corrected
Year Ended December 31,
2018
Net loss	$(52,282,223)
Distribution and accretion on Series A preferred units	(6,310,040)
Net loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	1,855,681
Distribution on Class B units	(30,967)
Net loss attributable to common units	$(56,767,549)

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

As of September 30, 2019, we owned mineral and royalty interests in approximately 8.7 million gross acres and overriding royalty interests in approximately 4.3 million gross acres, with approximately 48% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non‑cost‑bearing interests collectively as our “mineral and royalty interests.” As of September 30, 2019, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 92,000 gross producing wells, including over 40,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions, information about the wells in which we have a mineral or royalty interest and the number of active rigs operating on our acreage as of September 30, 2019:

			Average Daily	Average Daily
			Production	Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	(Boe/d)(20:1)(2)	Well Count	Active Rigs
Permian Basin	2,615,262	23,536	1,667	1,374	40,191	31
Mid‑Continent	3,589,116	40,550	1,927	1,151	10,115	13
Haynesville	745,745	7,058	4,179	1,288	8,460	15
Appalachia	721,656	23,074	1,912	883	2,985	2
Bakken	1,555,557	5,959	500	426	3,801	12
Eagle Ford	532,142	6,282	1,382	1,080	2,394	4
Rockies	46,328	829	485	254	12,044	5
Other	3,222,614	36,829	2,786	1,518	12,921	—
Total	13,028,420	144,117	14,838	7,974	92,911	82

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

Recent Developments

Acquisitions

On September 20, 2019, we agreed to acquire various mineral and royalty interests in Oklahoma for an aggregate purchase price of approximately $9.9 million. The acquisition closed on November 6, 2019. We funded the payment of the purchase price with borrowings under our secured revolving credit facility. In connection with the execution of the purchase agreement, we paid a deposit of approximately $1.0 million on the purchase price. The assets acquired consist of approximately 279,680 gross acres and 186 net royalty acres.

Transactions in Common Units

On July 29, 2019, Haymaker Minerals & Royalties, LLC exchanged 400,000 common units of the Operating Company (“OpCo Common Units”) and Class B common units representing limited partner interests in us (“Class B Units”), together, for an equal number of our common units.

On September 19, 2019, Haymaker Management, LLC exchanged 26,084 OpCo Common Units and Class B Units, together, for an equal number of our common units.

Third Quarter Distributions

On November 6, 2019, we paid a quarterly cash distribution on the Series A Preferred Units of $1.9 million for the quarter ended September 30, 2019.

On November 8, 2019, the Operating Company paid  a quarterly cash distribution of $0.428494 to holders of OpCo Common Units. As to the Partnership, $0.008494 of the distribution corresponds to a tax payment made by us from cash reserves in the third quarter of 2019. The third quarter 2019 tax payment made by us was generated by a gross income allocation related to the Series A Preferred Units, which were issued in connection with the acquisition of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Properties, LP (the “Haymaker Acquisition”). Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by us.

On November 8, 2019, we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution (as defined below), resulting in a total quarterly distribution of approximately $23,388 for the quarter ended September 30, 2019.

On October 25, 2019 the General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.42 per common unit for the quarter ended September 30, 2019. The distribution will be paid on November 11, 2019 to common unitholders of record as of the close of business on November 4, 2019.

Business Environment

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility for the periods presented as reported by the United States Energy Information Administration (“EIA”).

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	High	Low	High	Low
Oil ($/Bbl)	$66.24	$46.31	$77.41	$59.20
Natural gas ($/MMBtu)	$4.25	$2.02	$6.24	$2.49

On October 28, 2019, the West Texas Intermediate posted price for crude oil was $55.60 per Bbl and the Henry Hub spot market price of natural gas was $2.49 per MMBtu.

The following table, as reported by the EIA, sets forth the average prices for oil and natural gas.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil ($/Bbl)	$56.34	$69.69	$56.75	$66.93
Natural gas ($/MMBtu)	$2.38	$2.93	$2.62	$2.95

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased by 18.4% from 1,054 active rigs as of September 30, 2018 to 860 active rigs as of September 30, 2019.

We own mineral and royalty interests in 28 states. According to the Baker Hughes United States Rotary Rig count, rig activity in the 28 states in which we own mineral and royalty interests included 851 active rigs as of September 30, 2019 compared to 1,048 active rigs as of September 30, 2018.

The active rig count across our acreage as of September 30, 2019 decreased by 7.9% to 82 active rigs compared to 89 active rigs at June 30, 2019. The 82 active rig count across our acreage as of September 30, 2019 increased by 15.5% compared to the 71 active rigs as of September 30, 2018, primarily due to the additional mineral and royalty interests we acquired in connection with the acquisition of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC (the “Phillips Acquisition”) in the first quarter of 2019, as well as the acquisition of certain overriding royalty, royalty and other mineral interests from Rivercrest Capital Partners LP, the Kimbell Art Foundation, and Cupola Royalty Direct, LLC, as well as all of the equity interests of a subsidiary of Rivercrest Royalties Holdings II, LLC (the “Dropdown”), in the fourth quarter of 2018.

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our operating income for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty income
Oil sales	54%	53%	53%	57%
Natural gas sales	36%	33%	36%	28%
NGL sales	7%	12%	9%	12%
Lease bonus and other income	3%	2%	2%	3%
	100%	100%	100%	100%

We entered into oil and natural gas commodity derivative agreements with Frost Bank, beginning January 1, 2018 which extends through June 2021, to establish, in advance, a price for the sale of a portion of the oil, natural gas and NGLs produced from our mineral and royalty interests.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(28,914,588)	$(999,392)	$(54,625,438)	$(52,445,568)
Depreciation and depletion expense	15,098,107	7,607,137	37,690,558	15,494,439
Interest expense	1,468,419	1,843,483	4,332,633	2,677,083
Provision for income taxes	102,997	1,977,116	610,798	1,977,116
EBITDA	(12,245,065)	10,428,344	(11,991,449)	(32,296,930)
Impairment of oil and natural gas properties	34,880,071	—	65,828,980	54,753,444
Transaction costs	—	—	—	1,188,967
Unit‑based compensation	1,809,752	751,074	5,692,926	2,143,047
(Gain) loss on commodity derivative instruments, net of settlements	(1,683,804)	2,813,933	878,255	3,495,463
Consolidated Adjusted EBITDA	22,760,954	13,993,351	60,408,712	29,283,991
Adjusted EBITDA attributable to noncontrolling interest	(11,348,462)	(6,753,469)	(31,696,443)	(6,753,469)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	11,412,492	7,239,882	28,712,269	22,530,522
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	611,885	643,309	1,819,003	1,620,796
Cash distributions on Series A preferred units	965,208	365,184	2,712,948	365,184
Cash income tax expense	147,000	—	651,000	—
Distributions on Class B units	23,414	12,953	71,042	12,953
Cash reserves	(147,000)	—	(651,000)	—
Cash available for distribution on common units	$9,811,985	$6,218,436	$24,109,276	$20,531,589

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$24,835,447	$684,990	$63,979,961	$18,592,070
Interest expense	1,468,419	1,843,483	4,332,633	2,677,083
Provision for income taxes	102,997	501,468	610,798	501,468
Impairment of oil and natural gas properties	(34,880,071)	—	(65,828,980)	(54,753,444)
Amortization of right-of-use assets	(65,480)	—	(88,058)	—
Amortization of loan origination costs	(265,812)	(177,026)	(783,961)	(208,276)
Equity loss in affiliate	(80,896)	—	(80,896)	—
Unit-based compensation	(1,809,752)	(751,074)	(5,692,926)	(2,143,047)
Gain (loss) on commodity derivative instruments, net of settlements	1,683,804	(2,813,933)	(878,255)	(3,495,463)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(1,937,752)	8,976,629	(5,270,397)	8,781,555
Accounts receivable and other current assets	64,269	200,125	389,839	190,093
Accounts payable	10,991	3,749,971	399,679	(1,172,615)
Other current liabilities	(1,461,535)	(1,786,289)	(3,198,198)	(1,266,354)
Operating lease liabilities	90,306	—	117,312	—
EBITDA	(12,245,065)	10,428,344	(11,991,449)	(32,296,930)
Add:
Impairment of oil and natural gas properties	34,880,071	—	65,828,980	54,753,444
Transaction costs	—	—	—	1,188,967
Unit‑based compensation	1,809,752	751,074	5,692,926	2,143,047
(Gain) loss on commodity derivative instruments, net of settlements	(1,683,804)	2,813,933	878,255	3,495,463
Consolidated Adjusted EBITDA	22,760,954	13,993,351	60,408,712	29,283,991
Adjusted EBITDA attributable to noncontrolling interest	(11,348,462)	(513,851)	(31,696,443)	(513,851)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	$11,412,492	$13,479,500	$28,712,269	$28,770,140

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

We recorded an impairment on our oil and natural gas properties of $34.9 million for the three months ended September 30, 2019 primarily as a result of a decline in the 12-month average price of oil and natural gas. No impairment expense was recorded for the three months ended September 30, 2018. We recorded an impairment on our oil and natural gas properties of $65.8 million and $54.8 million as a result of our quarterly full-cost ceiling analysis for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the 12-month average prices of oil and natural gas were $57.77 per Bbl of oil and $2.87 per Mcf of natural gas. These prices represent an 11.9% and 7.4% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2018, which were $65.56 per Bbl of oil and $3.10 per Mcf of natural gas.

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

The Credit Agreement Amendment increased commitments under the Amended Credit Agreement from $50.0 million to $200.0 million. Under the Amended Credit Agreement, availability under the secured revolving credit facility will equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base under the Amended Credit Agreement was set at $200.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowing base will be redetermined semiannually on May 1 and November 1 of each year based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries. In connection with the May redetermination, total commitments under the Amended Credit Agreement were increased from $200.0 million to $225.0 million and the borrowing base was increased from $200.0 million to $300.0 million. The November borrowing base redetermination is currently being conducted and is expected to be finalized by the end of November 2019. The secured revolving credit facility matures on February 8, 2022.

As of September 30, 2019, we had approximately $91.3 million in borrowings outstanding under our senior secured credit facility. For the three months ended September 30, 2019 and 2018, we incurred $1.5 million and $1.8 million, respectively, in interest expense. For the nine months ended September 30, 2019 and 2018, we incurred $4.3 million and $2.7 million, respectively, in interest expense.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as "auction" processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and nine months ended September 30, 2019 and 2018 include the Phillips Acquisition, the Haymaker Acquisition and the Dropdown.

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

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$29,531,138	$21,085,377	$80,278,506	$42,741,233
Lease bonus and other income	940,898	358,215	2,313,548	1,124,949
Gain (loss) on commodity derivative instruments, net	2,506,815	(3,035,636)	270,607	(3,858,990)
Total revenues	32,978,851	18,407,956	82,862,661	40,007,192
Costs and expenses
Production and ad valorem taxes	2,236,405	1,410,335	5,757,742	3,031,732
Depreciation and depletion expense	15,098,107	7,607,137	37,690,558	15,494,439
Impairment of oil and natural gas properties	34,880,071	—	65,828,980	54,753,444
Marketing and other deductions	2,332,010	1,689,780	5,938,093	2,868,655
General and administrative expenses	5,694,534	4,879,497	17,248,399	11,650,291
Total costs and expenses	60,241,127	15,586,749	132,463,772	87,798,561
Operating (loss) income	(27,262,276)	2,821,207	(49,601,111)	(47,791,369)
Other expense
Equity loss in affiliate	80,896	—	80,896	—
Interest expense	1,468,419	1,843,483	4,332,633	2,677,083
Net (loss) income before income taxes	(28,811,591)	977,724	(54,014,640)	(50,468,452)
Provision for income taxes	102,997	1,977,116	610,798	1,977,116
Net loss	(28,914,588)	(999,392)	(54,625,438)	(52,445,568)
Distribution and accretion on Series A preferred units	(3,469,584)	(2,840,456)	(10,408,752)	(2,840,456)
Net loss attributable to noncontrolling interests	16,146,535	141,003	33,398,555	141,003
Distribution on Class B units	(23,414)	(12,953)	(71,042)	(12,953)
Net loss attributable to common units	$(16,261,051)	$(3,711,798)	$(31,706,677)	$(55,157,974)
Production Data:
Oil (Bbls)	298,907	176,789	794,471	394,876
Natural gas (Mcf)	5,412,002	2,766,750	12,778,885	4,750,135
Natural gas liquids (Bbls)	164,202	93,339	418,106	203,839
Combined volumes (Boe) (6:1)	1,365,109	731,253	3,342,391	1,390,404

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2019, our oil, natural gas and NGL revenues were $29.5 million, an increase of $8.4 million from $21.1 million for the three months ended September 30, 2018. The increase in revenues was primarily attributable to the revenues associated with the Phillips Acquisition and the Dropdown, which contributed $4.5 million and $2.8 million, respectively, to the overall increase. Also contributing to the increase was a $3.3 million increase in revenues associated with the Haymaker Acquisition related to the significant development of properties located in the Haynesville Basin. Partially offsetting the increase in oil, natural gas and NGL revenues was a decrease in the average prices we received for oil and NGL production.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 1,365,109 Boe or 14,838 Boe/d, for the three months ended September 30, 2019, an increase of 633,856 Boe or 6,292 Boe/d, from 731,253 Boe or 8,546 Boe/d, for the three months ended September 30, 2018.

The increase in production was primarily attributable to production associated with the Phillips Acquisition and the Dropdown, which together accounted for 272,942 Boe or 2,968 Boe/d. Also contributing to the increase was production associated with the Haymaker Acquisition, which accounted for 361,354 Boe or 3,330 Boe/d, of which 188,882 Boe or 2,053 Boe/d related to additional upside production that was previously unknown and recognized in the current quarter.

Our operators received an average of $54.87 per Bbl of oil, $2.05 per Mcf of natural gas and $12.52 per Bbl of NGL for the volumes sold during the three months ended September 30, 2019 and $64.77 per Bbl of oil, $2.56 per Mcf of natural gas and $27.45 per Bbl of NGL for the volumes sold during the three months ended September 30, 2018. The three months ended September 30, 2019 decreased 15.3% or $9.90 per Bbl of oil and 19.9% or $0.51 per Mcf of natural gas as compared to the three months ended September 30, 2018. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decreases of 19.2% or $13.35 per Bbl of oil and 18.8% or $0.55 per Mcf of natural gas for the comparable periods.

Gain on Commodity Derivative Instruments

Gain on commodity derivative instruments for the three months ended September 30, 2019 included $1.7 million of mark-to-market gains and $0.8 million of gains on the settlement of commodity derivative instruments compared to $2.8 million of mark-to-market losses and $0.2 million loss on the settlement of commodity derivative instruments for the three months ended September 30, 2018. We recorded a mark-to-market gain for the three months ended September 30, 2019 as a result of the decrease in the price of oil and natural gas contracts relative to the fixed-price in our open derivative contracts.

Production and Ad Valorem Taxes

For the three months ended September 30, 2019, our production and ad valorem taxes were $2.2 million, an increase of $0.8 million compared to $1.4 million for the three months ended September 30, 2018.  The increase was primarily attributable to the Haymaker Acquisition, which accounted for $0.6 million of the increase and, to the lesser extent, the Phillips Acquisition and the Dropdown, which together accounted for $0.3 million of the increase in production and ad valorem taxes.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended September 30, 2019 was $15.1 million, an increase of $7.5 million from $7.6 million for the three months ended September 30, 2018. The increase in the depreciation and depletion expense was primarily attributable to the Haymaker Acquisition, the Dropdown and the Phillips Acquisition, which together added approximately $400.8 million of depletable costs to the full-cost pool.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $11.03 for the three months ended September 30, 2019, an increase of $0.66 per barrel from the $10.37 average depletion rate per barrel for the three months ended September 30, 2018.  The increase in the depletion rate was due to the significant value of formerly unevaluated properties that were transferred to the depletable base in the third quarter of 2019 as a result of the drilling and completion of high interest wells in the Haynesville Basin.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

We recorded an impairment expense on our oil and natural gas properties of $34.9 million during the three months ended September 30, 2019 primarily as a result of the decline in the 12-month average price of oil and natural gas. No impairment expense was recorded for the three months ended September 30, 2018.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post‑production expense. Marketing and other deductions for the three months ended September 30, 2019 were $2.3 million, an increase of $0.6 million from $1.7 million for the three months ended September 30, 2018.  The increase in marketing and other deductions was attributable to the Phillips Acquisition, which contributed $0.3 million to the increase, and to the Haymaker Acquisition and the Dropdown, which each contributed $0.2 million to the increase in marketing and other deductions.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $5.7 million, an increase of $0.8 million from $4.9 million for the three months ended September 30, 2018. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable a $1.1 million increase in unit-based compensation expense. Also contributing to the increase were cash general and administrative expenses resulting from the Haymaker Acquisition, the Dropdown and the Phillips Acquisition. The increase was partially offset by costs incurred during the three months ended September 30, 2018 related to our conversion to a corporation for income tax purposes and $1.4 million directly related to a transition services agreement with Haymaker Services, LLC.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $1.5 million  as compared to interest expense of $1.8 million for the three months ended September 30, 2018. This decrease was due to debt incurred to fund acquisitions in 2018, including the Haymaker Acquisition, which was subsequently paid down in the fourth quarter of 2018.

Provision for Income Taxes

We recorded a provision for income taxes of $0.1 million for the three months ended September 30, 2019 as a result of a gross income allocation related to the Series A Preferred Units, which were issued in connection with the Haymaker Acquisition. Such costs are expected to continue throughout the remainder of 2019. For the three months ended September 30, 2018, we recorded a provision for income taxes of $2.0 million due to the change in our income tax status.

Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. As of September 30, 2019, we recorded a full valuation allowance on our deferred tax assets. See Note 12—Income Taxes for further discussion.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Oil, Natural Gas and NGL Revenues

For the nine months ended September 30, 2019, our oil, natural gas and NGL revenues were $80.3 million, an increase of $37.6 million from $42.7 million for the nine months ended September 30, 2018. The increase in revenues was primarily attributable to the revenues associated with the Haymaker Acquisition, which represented approximately $23.5 million of the overall increase in oil, natural gas and NGL revenues, and to a lesser extent, the revenues associated with the Phillips Acquisition and the Dropdown, which contributed $15.3 million and $8.7 million, respectively, to the overall increase. Partially offsetting the increase in oil, natural gas and NGL revenues, was a decrease in the average prices we received for oil and NGL production.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 3,342,391 Boe or 12,243 Boe/d, for the nine months ended September 30, 2019, an increase of 1,951,987 Boe or 3,632 Boe/d, from 1,390,404 Boe or 8,611 Boe/d, for the nine months ended September 30, 2018. The increase in production was primarily attributable to the Haymaker Acquisition, which represented 1,309,397 Boe or 1,279 Boe/d, and to a lesser extent, production associated with the Phillips Acquisition and the Dropdown, which together accounted for 843,006 Boe or 3,088 Boe/d.

Our operators received an average of $54.65 per Bbl of oil, $2.33 per Mcf of natural gas and $16.83 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2019 and $63.35 per Bbl of oil, $2.59 per Mcf of natural gas and $26.58 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2018. The nine months ended September 30,  2019 decreased 13.7% or $8.70 per Bbl of oil and 10.0% or $0.26 per Mcf of natural gas compared to the nine months ended September 30, 2018. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 15.2% or $10.18 per Bbl of oil and 11.2% or $0.33 per Mcf of natural gas for the comparable periods.

Gain on Commodity Derivative Instruments

Gain on commodity derivative instruments for the nine months ended September 30, 2019 included $0.9 million of mark-to-market losses and $1.1 million of gains on the settlement of commodity derivative instruments compared to $3.5 million of mark-to-market losses and $0.4 million loss on the settlement of commodity derivative instruments for the nine months ended September 30, 2018. We recorded a mark-to-market gain for the nine months ended September 30, 2019 as a result of the decrease in the price of oil and natural gas contracts relative to the fixed-price in our open derivative contracts. The gain for the nine months ended September 30, 2019 was partially offset by the increase in volumes hedged due to Haymaker Acquisition.

Production and Ad Valorem Taxes

For the nine months ended September 30, 2019 our production and ad valorem taxes were $5.8 million, an increase of $2.8 million compared to $3.0 million for the three months ended September 30, 2018.  The increase was primarily attributable to the Haymaker Acquisition, which accounted for $1.5 million of the increase in production and ad valorem taxes and, to the lesser extent, the Phillips Acquisition and the Dropdown, which contributed $0.7 million and $0.4 million, respectively, to the increase.

Depreciation and Depletion Expense

Depreciation and depletion expense for the nine months ended September 30, 2019 was $37.7 million, an increase of $22.2 million from $15.5 million for the nine months ended September 30, 2018. The increase in the depreciation and depletion expense was primarily attributable to the Haymaker Acquisition, the Dropdown and the Phillips Acquisition, which together added approximately $400.8 million of depletable costs to the full-cost pool.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $11.26 for the nine months ended September 30, 2019, an increase of $0.19 per barrel from the $11.07 average depletion rate per barrel for the nine months ended September 30, 2018. The increase in the depletion rate was due to the significant value of formerly unevaluated properties that were transferred to the depletable base in the third quarter of 2019 as a result of the drilling and completion of high interest wells in the Haynesville Basin.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

We recorded an impairment expense on our oil and natural gas properties of $65.8 million and $54.8 million during the nine months ended September 30, 2019 and 2018, respectively, as a result of our quarterly full cost ceiling analysis.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post‑production expense. Marketing and other deductions for the nine months ended September 30, 2019 were $5.9 million, an increase of $3.0 million from $2.9 million for the nine months ended September 30, 2018. The increase in marketing and other deductions was primarily attributable to the Haymaker Acquisition, which represents $1.9 million of the overall increase, and to a lesser extent, the Phillips Acquisition and the Dropdown, which contributed $1.0 million and $0.5 million, respectively, to the increase.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $17.2 million, an increase of $5.5 million from $11.7 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily attributable the $3.5 million increase in unit-based compensation expense. The remainder of the increase was primarily attributable to cash general and administrative expenses resulting from the Haymaker Acquisition, the Dropdown and the Phillips Acquisition.

Interest Expense

Interest expense for the nine months ended September 30, 2019 was $4.3 million as compared to interest expense of $2.7 million for the nine months ended September 30, 2018. This increase was due to debt incurred to fund acquisitions in 2018, including the Haymaker Acquisition.

Provision for Income Taxes

We recorded a provision for income taxes of $0.6 million for the nine months ended September 30, 2019 as a result of a gross income allocation related to the Series A Preferred Units, which were issued in connection with the Haymaker Acquisition.  Such costs are expected to continue throughout the remainder of 2019. For the nine months ended September 30, 2018, we recorded a provision for income taxes of $2.0 million due to the change in our income tax status.

Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. As of September 30, 2019, we recorded a full valuation allowance on our deferred tax assets. See Note 12—Income Taxes for further discussion.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings and our primary uses of cash are for distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. On July 12, 2018, we entered into an amendment to the 2017 Credit Agreement, increasing commitments under the secured revolving credit facility from $50.0 million to $200.0 million, with an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million (subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders), to be used for general partnership purposes, including working capital and acquisitions, among other things. In connection with the redetermination of the borrowing base in May 2019, total commitments under the Amended Credit Agreement were increased from $200.0 million to $225.0 million. As of November 1, 2019, we had an outstanding balance of $91.3 million under our secured revolving credit facility.

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

On November 6, 2019, we paid a quarterly cash distribution on the Series A Preferred Units of $1.9 million for the quarter ended September 30, 2019.

On November 8, 2019, the Operating Company paid a quarterly cash distribution of $0.428494 to holders of OpCo Common Units. As to the Partnership, $0.008494 of the distribution corresponds to a tax payment made by us from cash reserves in the third quarter of 2019. The third quarter 2019 tax payment made by us was generated by a gross income allocation related to the Series A Preferred Units, which were issued in connection with the Haymaker Acquisition. Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by us.

On November 8, 2019, we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $23,388 for the quarter ended September 30, 2019.

On October 25, 2019 the Board of Directors declared a quarterly cash distribution of $0.42 per common unit for the quarter ended September 30, 2019. The distribution will be paid on November 11, 2019 to common unitholders and OpCo common unitholders of record as of the close of business on November 4, 2019.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2019	2018
Cash Flow Data:
Net cash provided by operating activities	$63,979,961	$18,592,070
Net cash used in investing activities	(5,974,089)	(200,394,775)
Net cash (used in) provided by financing activities	(53,481,877)	192,705,177
Net increase in cash	$4,523,995	$10,902,472

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and the change in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2019 were $64.0 million, an increase of $45.4 million compared to  $18.6 million for the nine months ended September 30, 2018. The increase in cash flows provided by operating activities was primarily attributable to the Haymaker Acquisition and Dropdown in the third and fourth quarters of 2018, respectively, and to the Phillips Acquisition in the first quarter of 2019.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2019 decreased by $194.4 million compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we used $3.0 million to fund capital commitments of a joint venture with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, $1.2 million to fund the Phillips Acquisition, $1.0 million to fund the deposit in connection with the acquisition of various mineral and royalty interests in Oklahoma and $0.8 million to fund the remodel of office space. For the nine months ended September 30, 2018, we used $210.6 million to fund the Haymaker Acquisition and $0.4 million to fund the remodel of office space, partially offset by $10.6 million in proceeds received from the sale of oil and natural gas properties.

Financing Activities

Cash flows used in financing activities were $53.5 million for the nine months ended September 30, 2019 compared to  $192.7 million of cash flows provided by financing activities for the nine months ended September 30, 2018. Cash flows used in financing activities for the nine months ended September 30, 2019 consist of $57.0 million of distributions paid to holders of common units and OpCo common units, Series A Preferred Units and Class B Units and $0.7 million of issuance costs paid on Series A Preferred Units, partially offset by $4.0 million of additional borrowings under our secured revolving credit facility and $0.5 million in contributions from our Class B unitholders. Cash flows provided by financing activities for the nine months ended September 30, 2018 consist of $124.4 million of additional borrowings under our secured revolving credit facility, $103.4 million in proceeds from the issuance of Series A Preferred Units and $0.6 million in contributions from our Class B unitholders, partially offset by $25.4 million of distributions paid to unitholders of common units and Series A Preferred Units, $6.9 million of repayments on our secured revolving credit facility and $3.4 million paid in loan origination costs.

Capital Expenditures

During the nine months ended September 30, 2019, we paid approximately $1.2 million in connection with the Phillips Acquisition and a $1.0 million deposit in connection with the acquisition of various mineral and royalty interests in Oklahoma. During the nine months ended September 30, 2018, we paid approximately $210.6 million in connection with the Haymaker Acquisition.

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

Pursuant to the Credit Agreement Amendment, aggregate commitments under the Amended Credit Agreement were increased to $200.0 million providing for maximum availability of $200.0 million. The borrowing base will be redetermined semi-annually November 1 and May 1 of each year based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries. In connection with the May redetermination, total commitments under the Amended Credit Agreement were increased from $200.0 million to $225.0 million and the borrowing base was increased from $200.0 million to $300.0 million. The November borrowing base redetermination is currently being conducted and is expected to be finalized by the end of November 2019. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million, subject to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control. As of September 30, 2019, we had outstanding borrowings of $91.3 million under the secured revolving credit facility and $208.7 million of available capacity.

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

Contractual Obligations and Off‑Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, we did not have any off‑balance sheet arrangements other than operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2019, we had one counterparty, which is also one of the lenders under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of September 30, 2019, we had total borrowings outstanding under our secured revolving credit facility of $91.3 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $0.9 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 19, 2019, we issued 26,084 common units to Haymaker Management, LLC in exchange for 26,084 OpCo Common Units and an equal number of Class B Units pursuant to the terms of the Exchange Agreement.

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

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*      —filed herewith

**    —furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: November 8, 2019	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: November 8, 2019	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer