Form 10-K
period 2019-12-31
Kimbell Royalty Partners, LP
filed 2020-02-28
CIK 1657788

f WTI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

777 Taylor Street, Suite 810

Fort Worth, Texas 76102

(817) 945‑9700

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of class	Trading Symbol	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	KRP	New York Stock Exchange

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

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2019, was $344.8 million, based on the closing price of such common units of $16.15 as reported on the New York Stock Exchange on June 28, 2019. As of February 21, 2020, the registrant had outstanding 33,432,211 common units representing limited partner interests and 20,644,047 Class B units representing limited partner units.

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

Electrical log. Provide information on porosity, hydraulic conductivity and fluid content of formations drilled in fluid-filled boreholes.

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

Hydraulic fracturing. A process used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.

Lease bonus. Usually a one-time payment made to a mineral owner as consideration for the execution of an oil and natural gas lease.

Lease operating expense. All direct and allocated indirect costs of lifting hydrocarbons from a producing formation to the surface constituting part of the current operating expenses of a working interest. Such costs include labor, superintendence, supplies, repairs, maintenance, allocated overhead charges, workover, insurance and other expenses incidental to production, but exclude lease acquisition or drilling or completion expenses.

MBbl/d. MBbl per day.

MBbls. One thousand barrels of oil or other liquid hydrocarbons.

MBoe. One thousand barrels of oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of oil.

Mcf. One thousand cubic feet of natural gas.

Mineral interests. Real-property interests that grant ownership of the oil and natural gas under a tract of land and the rights to explore for, drill for and produce oil and natural gas on that land or to lease those exploration and development rights to a third party.

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

Production costs. The production or operational costs incurred while extracting and producing, storing and transporting oil and/or natural gas. Typical of these costs are wages for workers, facilities lease costs, equipment maintenance, logistical support, applicable taxes and insurance.

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

SCOOP. South Central Oklahoma Oil Province.

Seismic data. Seismic data is used by scientists to interpret the composition, fluid content, extent and geometry of rocks in the subsurface. Seismic data is acquired by transmitting a signal from an energy source, such as dynamite or water, into the earth. The energy so transmitted is subsequently reflected beneath the earth’s surface and a receiver is used to collect and record these reflections.

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
•

our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;

•	our ability to execute our business strategies;
•	the volatility of realized prices for oil, natural gas and NGLs;
•	the level of production on our properties;
•	the level of drilling and completion activity by the operators of our properties;
•	regional supply and demand factors, delays or interruptions of production;
•	general economic, business or industry conditions;
•	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
•	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
•	title defects in the properties that we acquire;
•	uncertainties with respect to identified drilling locations and estimates of reserves on our properties and on properties we seek to acquire;
•	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;
•	restrictions on or the availability of the use of water in the business of the operators of our properties;
•	the availability of transportation facilities;
•	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry;

•	future operating results;
•	exploration and development drilling prospects, inventories, projects and programs;
•	operating hazards faced by the operators of our properties;
•	the ability of the operators of our properties to keep pace with technological advancements;
•	uncertainties regarding United States federal income tax treatment of our future earnings and distributions;
•	our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures; and
•	certain factors discussed elsewhere in this Annual Report.

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

PART I

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” “our Partnership,” “we,” “our,” “us” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” refer to Kimbell Royalty Operating, LLC. References to “our General Partner” refer to Kimbell Royalty GP, LLC. References to “our Sponsors” refer to affiliates of our founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to “Kimbell Holdings” refer to Kimbell GP Holdings, LLC, a jointly owned subsidiary of our Sponsors and the parent of our General Partner. References to the “Contributing Parties” refer to all entities and individuals, including affiliates of our Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to us. References to “our Predecessor” refer to Rivercrest Royalties, LLC, our predecessor for accounting and financial reporting purposes. References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of our General Partner, which has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties as described herein.

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

The diagram below depicts a simplified version of our organizational structure as of February 21, 2020:

(1)

Includes common units beneficially owned by the Sponsors other than those reflected as held by Kimbell GP Holdings, LLC. Also includes common units beneficially owned by our directors and officers and other of our affiliates.

(2)

Includes Haymaker Management, LLC, certain affiliates of EnCap Partners, LP, the Kimbell Art Foundation, Cupola Royalty Direct LLC, Rivercrest Capital Partners LP and the Buckhorn Sellers (as defined below).

(3)

Kimbell Operating has entered into a management services agreement with us and separate management services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties for the provision of certain management, administrative and operational services.

Significant Acquisitions

On July 12, 2018, we completed the acquisition (the “Haymaker Acquisition”) of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Properties, LP (together, “Haymaker Sellers”) for a total of 10,000,000 common units representing limited partner interests in us (“common units”) and approximately $208.6 million in cash. The assets acquired in the Haymaker Acquisition consist of approximately 5.4 million gross acres and 43,000 net royalty acres.

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

On March 25, 2019, we completed the acquisition (the “Phillips Acquisition”) of all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC (collectively, the “Phillips Sellers”). The aggregate consideration for the Phillips Acquisition consisted of 9,400,000 OpCo common units and an equal number of Class B units. The assets acquired in the Phillips Acquisition consisted of approximately 866,528 gross acres and 12,210 net royalty acres.

On January 9, 2020, we agreed to acquire all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”) from the owners of such entities (collectively, the “Springbok Sellers”). The proposed aggregate consideration for the Springbok Acquisition consists of (i) $95.0 million in cash, (ii) the issuance of 2,224,358 common units and (iii) the issuance of 2,497,133 OpCo common units and an equal number of Class B units. In connection with the execution of the purchase agreement, we paid a deposit of approximately $9.5 million on the cash portion of the purchase price, which was funded by borrowings under our senior secured credit facility. At the time of the filing of this Annual Report, the Springbok Acquisition has not closed and is expected to close in the second quarter of 2020. The closing of the Springbok Acquisition remains subject to the satisfaction of certain closing conditions, and there can be no assurance that it will be completed as planned or at all.

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

Overriding Royalty Interests

In addition to mineral interests, we also own overriding royalty interests, which are royalty interests that burden the working interests of a lease and represent the right to receive a fixed, cost‑free percentage of production or revenue from production from a lease. Overriding royalty interests typically remain in effect until the associated lease expires and, because substantially all the underlying leases are perpetual so long as production in paying quantities perpetuates the leasehold, substantially all of our overriding royalty interests are likewise perpetual.

Overview of Assets and Operations

As of December 31, 2019, we owned mineral and royalty interests in approximately 8.9 million gross acres and overriding royalty interests in approximately 4.6 million gross acres, with approximately 60% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of December 31, 2019, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including 100% of our overriding royalty interests), and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 94,000 gross producing wells, including over 40,000 wells in the Permian Basin. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we benefit from the continued development of the properties in which we own an interest without the need for investment of additional capital by us.

As of December 31, 2019, the estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 43,563 MBoe (43.1% liquids, consisting of 65.6% oil and 34.4% NGLs) based on the reserve report prepared by Ryder Scott. Of these reserves, 93.9% were classified as PDP reserves and 6.1% were classified as PUD reserves. The properties underlying our mineral and royalty interests typically have low estimated decline rates. Our PDP reserves have an average estimated yearly decline rate of 12.2% during the initial five-years. PUD reserves included in this estimate are from 245 gross PUD locations.

Our revenues are derived from royalty payments we receive from the operators of our properties based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of December 31, 2019, there were approximately 1,600 operators actively producing on our acreage, with our top ten operators (Vine Oil & Gas, LP, SWN Production Company, LLC, EP Energy E&P Company, LP, Oxy USA, Inc., EOG Resources, Inc., XTO Energy, Inc., Chesapeake Operating, Inc., GEP Haynesville, LLC, Pioneer Natural Resources Company and Newfield Exploration/Encana Oil and Gas USA Inc.) together accounting for approximately 36.2% of our revenues.

During the years ended December 31, 2019 and 2018 and the period from February 8, 2017 to December 31, 2017,  payments we received from our top purchaser accounted for approximately 6.0%, 10.5% and 14.4%, respectively, of our revenues. We do not believe that the loss of any individual purchaser would have a material adverse effect on us due to the high number of purchasers actively producing on our acreage. As of December 31, 2019, there were 81 rigs operating on our acreage compared to 77 rigs operating on our acreage as of December 31, 2018.

Our revenues and the amount of cash available for distribution may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. For the year ended December 31, 2019, our revenues were generated 55% from oil sales, 34% from natural gas sales, 8% from NGL sales and 3% from other sales.

Business Strategies

Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, our Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest. We intend to accomplish this objective by executing the following strategies:

•

Acquire additional mineral and royalty interests from third parties and leverage our relationships with our Sponsors and the Contributing Parties to grow our business. We intend to make opportunistic acquisitions of mineral and royalty interests that have substantial resource and organic growth potential and meet our acquisition criteria, which include (i) mineral and royalty interests in high‑quality producing acreage that enhance our asset base, (ii) significant amounts of recoverable oil and natural gas in place with geologic support for future production and reserve growth and (iii) a geographic footprint complementary to our diverse portfolio. For example, on March 25, 2019, we completed the Phillips Acquisition, through which we acquired 866,528 gross acres and 12,210 net royalty acres, increasing our acreage footprint. On November 6, 2019, we acquired various mineral and royalty interests in Oklahoma and on December 12, 2019, we completed the acquisition of certain mineral and royalty assets (the “Buckhorn Acquisition”) from certain affiliates of Buckhorn Resources GP, LLC (collectively, the “Buckhorn Sellers”). In addition, on January 9, 2020, we agreed to acquire certain oil and gas royalty assets in the Springbok Acquisition. At the time of the filing of this Annual Report, the Springbok Acquisition has not closed and is expected to close in the second quarter of 2020. The closing of the Springbok Acquisition remains subject to the satisfaction of certain closing conditions, and there can be no assurance that it will be completed as planned or at all.

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

•

Acquire additional mineral and royalty interests from our Sponsors and the Contributing Parties. The Contributing Parties, including affiliates of our Sponsors, continue to own significant mineral and royalty interests in oil and gas properties. We believe our Sponsors and the Contributing Parties view our partnership as part of their growth strategy. In addition, we believe their direct or indirect ownership in us will incentivize them to offer us additional mineral and royalty interests from their existing asset portfolios in the future. For example, we acquired some mineral and royalty interests subject to the right of first refusal granted in connection with our IPO (which has since expired) in the Dropdown. The Contributing Parties have no obligation to sell any additional assets to us or to accept any offer that we may make for any additional assets, and we may decide not to acquire such additional assets even if such Contributing Parties offer them to us. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Contribution Agreement.”

•

Benefit from reserve, production and cash flow growth through organic production growth and development of our mineral and royalty interests to grow distributions. Our assets consist of diversified mineral and royalty interests. As of December 31, 2019, the majority of our assets, 67% of our well count are located in the Permian Basin, Mid-Continent and DJ Basin/Rockies/Niobrara and 60% of our gross acreage are located in the Permian Basin, Mid-Continent and Bakken/Williston Basin, which are some of the most active areas in the country. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post-production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. As such, we benefit from the continued development of the properties we own a mineral or royalty interest in without the need for investment of additional capital by us, which we expect to increase our distributions over time.

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

We have a $225.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base, which is currently $300.0 million, and the satisfaction of certain conditions, including obtaining additional commitments from new or existing lenders. We believe that this liquidity, along with internally generated cash from operations and access to capital markets, will provide us with the financial flexibility to grow our production, reserves and cash generated from operations through strategic acquisitions of mineral and royalty interests and the continued development of our existing assets.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

•

Significant diversified portfolio of mineral and royalty interests in mature producing basins and exposure to undeveloped opportunities. We have a diversified, low decline asset base with exposure to high-quality conventional and unconventional plays. As of December 31, 2019, we owned mineral and royalty interests in approximately 8.9 million gross acres and overriding royalty interests in approximately 4.6 million gross acres, with approximately 60% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin, and as of December 31, 2019, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including 100% of our overriding royalty interests), and substantially all of those leases were held by production. The estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 43,563 MBoe (43.1% liquids, consisting of 65.6% oil and 34.4% NGLs) based on the reserve report prepared by Ryder Scott. Of these reserves, 93.9% were classified as PDP reserves and 6.1% were classified as PUD reserves (which are attributable to 245 gross PUD locations). The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays without further required investment on our behalf. We believe that we will continue to benefit from these cost-free additions to production and reserves for the foreseeable future as a result of technological advances and continuing interest by third-party producers in development activities on our acreage.

•

Exposure to many of the leading resource plays in the United States. We expect the operators of our properties to continue to drill new wells and to complete drilled but uncompleted wells on our acreage, which we believe should substantially offset the natural production declines from our existing wells. We believe that our operators have significant drilling inventory remaining on the acreage underlying our mineral or royalty interests in multiple resource plays. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 94,000 gross producing wells, including over 40,000 wells in the Permian Basin.

•

Financial flexibility to fund expansion. We believe that our conservative capital structure will permit us to maintain financial flexibility to allow us to opportunistically purchase strategic mineral and royalty interests, subject to the supermajority vote provisions of the limited liability company agreement of our General Partner and, in certain circumstances under the terms of our partnership agreement, the affirmative vote of 66 2/3% of our outstanding Series A preferred units. We have a $225.0 million secured revolving credit facility with an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million, subject to the limitations of our borrowing base, which is currently $300.0 million, and to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. As of December 31, 2019, we had $100.1 million outstanding under the secured revolving credit facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for further information. We believe that we will be able to expand our asset base through acquisitions utilizing our secured revolving credit facility, internally generated cash from operations and access to capital markets.

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

The following tables present information about our mineral and royalty interest acreage, well count and production by basin and producing region. We may own more than one type of interest in the same tract of land. Consequently, some of the acreage shown for one type of interest below may also be included in the acreage shown for another type of interest.

Mineral Interests

The following table sets forth information about our mineral and nonparticipating royalty interests. We combine our mineral and nonparticipating royalty assets into one category because they share many of the same characteristics due to the nature of the underlying interest.

	December 31, 2019
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Leased
Permian Basin (1)	2,340,320	18,774	99%
Mid‑Continent	1,754,375	23,250	99%
Terryville/Cotton Valley/Haynesville	626,423	5,879	99%
Appalachian Basin (2)	414,418	16,839	100%
Eagle Ford	470,130	5,012	97%
Barnett Shale/Fort Worth Basin	305,181	3,541	99%
Bakken/Williston Basin (3)	1,131,926	2,955	100%
San Juan Basin	85,604	159	99%
Onshore California	67,139	286	96%
DJ Basin/Rockies/Niobrara	19,214	473	92%
Illinois Basin	11,163	97	100%
Other Western (onshore) Gulf Basin	614,310	4,247	98%
Other TX/LA/MS Salt Basin	308,850	3,841	95%
Other	677,086	3,306	99%
Total (4)	8,826,139	88,659	99%

(1)	Includes mineral interests in approximately 1,083,697 gross (7,440 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes mineral interests in approximately 189,643 gross (5,509 net) acres in the Marcellus/Utica.
(3)	Includes mineral interests in approximately 1,021,384 gross (2,837 net) acres in the Bakken/Three Forks.
(4)	Percentage leased represents the weighted average of our leased acres relative to our total acreage in the basins in which we own mineral interests.

ORRIs

The following table sets forth information about our ORRIs:

	December 31, 2019
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Producing
Permian Basin (1)	285,600	3,812	100.00%
Mid‑Continent	2,115,701	17,631	99.00%
Terryville/Cotton Valley/Haynesville	119,384	1,179	100.00%
Appalachian Basin (2)	307,238	6,235	100.00%
Eagle Ford	147,955	1,671	100.00%
Barnett Shale/Fort Worth Basin	76,755	593	100.00%
Bakken/Williston Basin (3)	423,631	3,004	100.00%
San Juan Basin	98,633	1,313	99.00%
Onshore California	10,668	22	100.00%
DJ Basin/Rockies/Niobrara	27,114	356	95.00%
Illinois Basin	16,848	1,080	100.00%
Other Western (onshore) Gulf Basin	89,209	1,215	100.00%
Other TX/LA/MS Salt Basin	45,502	1,443	100.00%
Other	814,386	15,544	100.00%
Total (4)	4,578,624	55,098	99%

(1)	Includes overriding royalty interests in approximately 180,502 gross (1,940 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes overriding royalty interests in approximately 254,348 gross (4,852 net) acres in the Marcellus/Utica.
(3)	Includes overriding royalty interests in approximately 409,439 gross (2,907 net) acres in the Bakken/Three Forks.
(4)	Percentage producing represents the weighted average of our acres that are producing relative to our total acreage in the basins in which we own ORRIs. Virtually all acreage is producing.

Wells

The following table sets forth the well count in which we had mineral or royalty interest:

Basin or Producing Region	December 31, 2019
Permian Basin	40,416
Mid‑Continent	10,905
Terryville/Cotton Valley/Haynesville	8,535
Appalachian Basin	3,065
Eagle Ford	2,973
Barnett Shale/Fort Worth Basin	3,866
Bakken/Williston Basin	3,916
San Juan Basin	1,857
Onshore California	975
DJ Basin/Rockies/Niobrara	12,089
Other	6,230
Total	94,827

Production

The following table summarizes our production, as well as our estimate of the percentage of such production that we believe is attributable to conventional and unconventional production and enhanced oil recovery (“EOR”) as of December 31, 2019. We designate wells as either conventional or unconventional by reviewing the basin, field, and hole direction of each well, as well as the start date of the wells. In estimating the percentage of conventional wells that are subject to EOR, we compare forecasted production decline against historical production decline, as well as publicly available information related to injection volumes, operator information, unit size, well count and location. We estimate that approximately 26% of our total production as of December 31, 2019 is attributable to conventional assets including certain EOR projects. We believe this conventional production provides a base level of production stability that helps facilitate overall organic production growth as new unconventional wells come online.

	Average Daily	Percentage of	Percentage of	Conventional Production(2)
	Production	Conventional	Unconventional	Enhanced Oil	Non-Enhanced
Basin or Producing Region	(Boe/d)(6:1)(1)	Production	Production	Oil Recovery	Oil Recovery
Permian Basin	1,622	50.2%	49.8%	33.5%	16.7%
Mid‑Continent	1,660	28.3%	71.7%	2.0%	26.3%
Terryville/Cotton Valley/Haynesville	2,457	5.4%	94.6%	1.7%	3.7%
Appalachian Basin	1,744	14.9%	85.1%	0.3%	14.6%
Eagle Ford	1,308	5.1%	94.9%	0.2%	4.9%
Bakken/Williston Basin	511	11.4%	88.6%	4.3%	7.1%
DJ Basin/Rockies/Niobrara	480	48.7%	51.3%	0.5%	48.2%
Other	2,549	64.0%	36.0%	21.7%	42.3%
Total	12,331	26.3%	73.7%	7.6%	18.7%

(1)

"Btu-equivalent" production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of "oil equivalent," which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read "Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves."

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Estimated Proved Reserves

Our historical reserve estimates as of December 31, 2019, 2018 and 2017 and were prepared by Ryder Scott, an independent petroleum engineering firm. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis.

Within Ryder Scott, the technical person primarily responsible for preparing the reserve estimates set forth in the reserve report incorporated herein is Mr. Scott Wilson, who has been practicing petroleum-engineering consulting at Ryder Scott since 2000. Mr. Wilson is a registered Professional Engineer in the States of Alaska, Colorado, Texas and Wyoming. He earned a Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines in 1983 and a Master of Business Administration in Finance from the University of Colorado in 1985. As technical principal, Mr. Wilson meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering evaluations as well as in applying United States Securities and Exchange Commission (“SEC”) and other industry reserves definitions and guidelines. A copy of Ryder Scott’s estimated proved reserve report as of December 31, 2019 is attached as an exhibit to this Annual Report.

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

Mr. R. Ravnaas is primarily responsible for the preparation of our reserves. In addition, the preparation of our proved reserve estimates is completed in accordance with internal control procedures, including the following:

•	review and verification of historical production data, which data is based on actual production as reported by the operators of our properties;
•	preparation of reserve estimates by Mr. R. Ravnaas or under his direct supervision;
•	review by Mr. R. Ravnaas of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes; and
•	verification of property ownership by our land department.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2019, 2018 and 2017 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance‑based methods, (2) volumetric‑based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. All proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. All proved developed non‑producing and undeveloped reserves were estimated by the analogy method.

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

Summary of Estimated Proved Reserves

Estimates of reserves as of December 31, 2019, 2018 and 2017 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2019, 2018 and 2017, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $55.69, $65.56 and $51.34 per Bbl for oil and $2.58, $3.10 and $2.98 per MMBtu for natural gas at December 31, 2019, 2018 and 2017, respectively. The price per Bbl for NGLs was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.

Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The following table presents our estimated proved oil and natural gas reserves:

	December 31,
	2019	2018	2017
Estimated proved developed reserves:
Oil (MBbls)	11,303	9,183	5,284
Natural gas (MMcf)	141,181	116,321	47,500
Natural gas liquids (MBbls)	6,079	5,063	2,202
Total (MBoe)(6:1) (1)	40,912	33,633	15,403
Estimated proved undeveloped reserves:
Oil (MBbls)	1,015	1,612	2,179
Natural gas (MMcf)	7,562	10,940	16,416
Natural gas liquids (MBbls)	376	583	636
Total (MBoe)(6:1) (1)	2,651	4,018	5,551
Estimated proved reserves:
Oil (MBbls)	12,318	10,795	7,463
Natural gas (MMcf)	148,743	127,261	63,916
Natural gas liquids (MBbls)	6,455	5,646	2,838
Total (MBoe)(6:1) (1)	43,563	37,651	20,954
Percent proved developed	94%	89%	74%

(1)

Estimated proved reserves are presented on an oil-equivalent basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the twelve-month average prices for the years ended December 31, 2019, 2018 and 2017 was used, the conversion factor would be approximately 21.6 Mcf per Bbl of oil, 21.1 Mcf per Bbl of oil and 17.2 Mcf per Bbl of oil, respectively.  In this Annual Report, we supplementally provide “value-equivalent” production information or volumes presented on an oil-equivalent basis using a conversion factor of 20 Mcf of natural gas per barrel of “oil equivalent,” which is the conversion factor we use in our business. We are providing this measure supplementally because we believe this conversion factor represents an estimation of value equivalence over time and better correlates with the respective contribution of oil and natural gas to our revenues. We use the 20-to-1 conversion factor as we assess our business, including analysis of our financial and production performance, strategic decisions to purchase additional properties and budgeting. We do not adjust the 20-to-1 ratio to reflect current pricing, because the significant volatility in the conversion ratio makes it difficult for us to compare results across periods. By reviewing our aggregate production on a constant 20-to-1 basis, which removes the variability of price fluctuations but generally approximates price equivalence over recent periods, we are able to compare production data from period to period as well as the relative contribution of oil and natural gas to our revenues. The 20-to-1 conversion factor approximates the mean ratio of the price of WTI oil to the price of Henry Hub natural gas from January 2, 2010 to December 31, 2019, as reported by the United States Energy Information Administration (“EIA”). During this period, the ratio of the price of oil to the price of natural gas ranged from 9.67 to 56.91. The mean ratios of the price of oil to the price of natural gas were 22.55,  21.42 and 17.10 for the years ended December 31, 2019, 2018 and 2017, respectively. Due to the variability of the prices of oil and natural gas, there is no standard conversion ratio for value equivalence, and the 20-to-1 ratio presented here may not accurately reflect the ratio of oil prices to natural gas prices for a given period.

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

Additional information regarding our estimated proved reserves can be found in the reserve report as of December 31, 2019, which is included as an exhibit to this Annual Report.

Estimated Proved Undeveloped Reserves

As of December 31, 2019, our PUD reserves totaled 1,015 MBbls of oil, 7,562 MMcf of natural gas and 376 MBbls of NGLs, for a total of 2,651 MBoe. PUD reserves will be converted from undeveloped to developed as the applicable wells begin production.

The following table summarizes our changes in PUD reserves for the year ended December 31, 2019 (in MBoe):

December 31,
2019
Beginning balance	4,018
Transfers to proved developed	(1,187)
Revisions of previous estimates	(180)
Ending balance	2,651

Our PUD reserves as of December 31, 2019 were from 74 vertical wells and 171 horizontal wells. As of December 31, 2019, all of our PUD drilling locations are scheduled to be drilled prior to December 31, 2023.

Changes in PUD reserves that occurred from December 31, 2018 through December 31, 2019 were primarily due to:

•	the conversion of approximately 1,187 MBoe of PUD reserves into proved developed reserves as 868 locations (741 horizontal and 127 vertical) were drilled; and
•

negative revisions of approximately 180 MBoe in PUD reserves primarily due to the decline in oil, natural gas and NGL prices, which reduced the volume of economically producible oil, natural gas and NGL volumes that were classified as PUD reserves as of December 31, 2018, and our decision not to classify additional drilling locations into PUD reserves beginning with any of our reserves acquired after December 31, 2017, as discussed further below.

Of the 868 locations that were drilled during 2019, 95 locations were specifically identified by management in its 2018 reserve estimates. The remaining 773 locations were not specifically identified in management’s  PUD reserves forecast, but were included in its reserve estimates as being scheduled to be drilled in 2019. These locations include infill drilling in multi‑well units and in some cases, waterflood response, CO2 response, well stimulations, flood conformance improvements and pump upgrades. Management’s forecasts for its multi‑well units are based on a multi‑factor analysis that includes reviewing information from state regulatory agencies and other third‑party sources, including publicly disclosed data by the operators, as well as management’s experience with the units.

In 2018, we decided not to book PUD reserves on any of our reserves acquired after December 31, 2017. Going forward, we expect to transition to 100% proved developed reserves over time. With respect to our PUD reserves that were booked as of December 31, 2017, other than those that were converted to proved developed reserves during 2018 and 2019 during the relevant periods or the 180 MBoe that were eliminated in 2019, as described above, we expect that our remaining PUD reserves will be converted to proved developed reserves over the next two years. Following the end of this transition period, we will only book proved developed reserves. Historically, our net organic growth has held PDP rates relatively flat to increasing over time, which we believe supports our inventory of drilling locations.

Oil, Natural Gas and NGL Production and Pricing

Production and Price History

The following table sets forth information regarding our and our Predecessor’s production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Production Data:
Oil and condensate (Bbls)	1,113,150	591,072	379,182	3,696
Natural gas (Mcf)	17,045,519	7,873,694	3,184,861	32,961
Natural gas liquids (Bbls)	561,797	310,361	157,177	1,220
Total (Boe)(6:1) (1)	4,515,867	2,213,715	1,067,169	10,410
Average daily production (Boe/d)(6:1)	12,331	6,065	3,264	274
Total (Boe)(20:1) (2)	2,527,223	1,295,118	695,602	6,564
Average daily production (Boe/d)(20:1)	6,924	3,548	2,127	173
Average Realized Prices:
Oil and condensate (per Bbl)	$54.66	$60.17	$47.08	$47.04
Natural gas (per Mcf)	$2.21	$2.84	$2.74	$3.47
Natural gas liquids (per Bbl)	$15.96	$25.14	$21.50	$24.61
Average Unit Cost per Boe (6:1)
Production and ad valorem taxes	$1.71	$1.99	$2.30	$1.89

(1)

“Btu‑equivalent” production volumes are presented on an oil‑equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas.

(2)

“Value‑equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of 20 Mcf of natural gas per barrel of “oil equivalent,” which is the conversion factor we use in our business. For a discussion of the 20-to-1 conversion factor, please read footnote 1 to the Summary of Estimated Proved Reserves table under “—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves.”

Productive Wells

Productive wells consist of producing wells, wells capable of production, and exploratory, development or extension wells that are not dry wells. As of December 31, 2019, we owned mineral or royalty interests in over 94,000 productive wells, which consisted of over 71,000 oil wells and over 23,000 natural gas wells.

Acreage

Mineral and Royalty Interests

The following table sets forth information relating to the acreage underlying our mineral and nonparticipating royalty interests at December 31, 2019:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	4,196,126		54,964		4,251,090
Oklahoma	1,059,283		7,574		1,066,857
North Dakota	1,015,463		1,000		1,016,463
Wyoming	301,330		771		302,101
Kansas	201,472		2,001		203,473
Louisiana	312,194		744		312,938
Arkansas	371,368		1,218		372,586
Montana	165,955		5,059		171,014
New Mexico	176,619		1,563		178,182
Utah	144,053		—		144,053
Other	790,012		17,370		807,382
Total	8,733,875	(1)	92,264	(2)	8,826,139

(1)	Reflects mineral interests in approximately 8,733,875 total gross (79,237 net) developed acres.
(2)	Reflects mineral interests in approximately 92,264 total gross (9,422 net) undeveloped acres.

ORRIs

The following table sets forth information relating to our acreage for our ORRIs at December 31, 2019:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	1,367,957		680		1,368,637
Oklahoma	1,278,442		19,000		1,297,442
North Dakota	417,177		—		417,177
Wyoming	350,846		—		350,846
Utah	235,432		—		235,432
Colorado	190,308		1,454		191,762
Pennsylvania	124,298		—		124,298
West Virginia	116,938		—		116,938
Louisiana	116,666		510		117,176
New Mexico	106,696		960		107,656
Other	250,532		728		251,260
Total	4,555,292	(1)	23,332	(2)	4,578,624

(1)	Reflects ORRIs in approximately 4,555,292 total gross (54,895 net) developed acres.
(2)	Reflects ORRIs in approximately 23,332 total gross (203 net) undeveloped acres.

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

Non‑Hazardous and Hazardous Waste

The federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non‑hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Although most wastes associated with the exploration, development and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute nonhazardous solid wastes that are subject to less stringent requirements. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated in connection with exploration and production of oil and gas that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Pursuant to a Consent Decree with a coalition of environmental group that filed suit in May 2016, the EPA was required to review regulations governing the disposal of certain oil and natural gas drilling wastes under RCRA by March 2019 and either determine revisions to the exemption are not necessary or undertake rulemaking to be completed by July 2021. The EPA issued a report on April 23, 2019, determining that no revisions were necessary. However, any changes in the laws and regulations in the future could have a material adverse effect on the operators of our properties’ capital expenditures and operating expenses, which in turn could affect production from the acreage underlying our mineral and royalty interests and adversely affect our business and prospects.

Remediation

The federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), and analogous state laws, generally impose strict, joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” may be subject to strict, joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In addition, the risk of accidental spills or releases could expose the operators of the acreage underlying our mineral interests to significant liabilities that could have a material adverse effect on the operators’ businesses, financial condition and results of operations. Liability for any contamination under these laws could require the operators of the acreage underlying our mineral interests to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and may otherwise have a material adverse effect on their results of operations, competitive position or financial condition.

Water Discharges

The federal Water Pollution Control Act of 1972 (“Clean Water Act”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act (“OPA”), and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The EPA issued a final rule outlining its position on the federal jurisdictional reach over waters of the United States, in September 2015, but this rule was promptly challenged in courts and was enjoined by judicial action in some states. On February 28, 2017, President Trump issued an executive order directing the EPA and the United States Army Corps of Engineers to review and, consistent with applicable law, to initiate rulemaking to rescind or revise the rule. The EPA and the United States Army Corps of Engineers published a notice of intent to review and rescind or revise the rule on March 6, 2017.

In October 2019, the EPA and the United States Army Corps of Engineers issued a final rule that repealed the 2015 regulations and reinstated the agencies’ narrower pre-2015 scope of federal Clean Water Act jurisdiction. In January 2020, the EPA and the United States Army Corps of Engineers promulgated a new waters of the United States (“WOTUS”) definition that continues to provide a narrower scope of federal Clean Water Act jurisdiction than contemplated under the

2015 WOTUS definition, while also providing for greater predictability and consistency of federal Clean Water Act jurisdiction. Judicial challenges to the EPA’s October 2019 final rule are currently before multiple federal district courts and challenges to the EPA’s January 2020 final rule are anticipated. If the October 2019 final rule is vacated and the 2015 rule is ultimately implemented, the expansion of Clean Water Act jurisdiction will result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.

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

Congress has from time to time considered adopting legislation to reduce emissions of GHGs and many states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce GHG emissions. Additionally, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Climate Agreement (the “Paris

Agreement”). In April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In June 2017, President Trump announced that the United States will withdraw from the Paris Agreement unless it is renegotiated. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement. Due to the Paris Agreement’s protocol, the withdrawal will be effective in November 2020. There are no guarantees that the agreement will not be re-implemented in the United States, or re-implemented in part by specific U.S. states or local governments.

Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry, and state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

Moreover, activists concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult for operators on our properties to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could ultimately make it more difficult or costly for operators to engage in exploration and production activities.

Finally, one potential consequence of climate change could be increased severity of extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Extreme weather conditions can interfere with production and increase costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our business.

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and natural gas regulatory programs. Legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process. If enacted, these or similar bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. In March 2015, the Bureau of Land Management (“BLM”) adopted a rule requiring, among other things, public disclosure to the BLM of chemicals used in hydraulic fracturing operations after fracturing operations have been completed and would strengthen standards for wellbore integrity and management of fluids that return to the surface during and after fracturing operations on federal and Indian lands. That rule was rescinded in December 2017. This rescission is being judicially challenged before the United States District Court for the Northern District of California.  If these requirements went into effect, they could result in delays in operations at well sites and increased costs to make wells productive.

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

Federal, state and local regulations provide detailed requirements for the abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where the operators of our properties operate. The United States Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration. Although the United States Army Corps of Engineers does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

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

State Regulation

Texas regulates the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas currently imposes a 4.6% severance tax (2.3% for enhanced recovery) on the market value of oil production and a 7.5% severance tax on the market value of natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources.

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

Title to Properties

We believe that the title to our assets is satisfactory in all material respects. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties. Under our secured revolving credit facility, we have granted the lenders a lien on substantially all of the mineral and royalty interests of our wholly owned subsidiaries.

Employees

The officers of our General Partner manage our operations and activities. However, neither we, our General Partner nor our subsidiaries have employees. We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services for us, including the operation of our properties. Please read “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.” As of December 31, 2019, Kimbell Operating has approximately 23 employees performing services for our operations and activities.

Facilities

Our principal executive offices are located at 777 Taylor Street, Suite 810, Fort Worth, Texas 76102. We believe that our leased facilities are adequate for our current operations.

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

Substantially all of the cash we have to distribute each quarter depends upon the amount of oil, natural gas and NGL revenues we generate, which is dependent upon the prices that the operators of our properties realize from the sale of oil and natural gas production. In addition, the actual amount of our available cash we will have to distribute each quarter will be reduced by replacement capital expenditures we make, payments in respect of our debt instruments and other contractual obligations (including any funds we borrow under our senior secured credit facility in order to fund the cash portion of the purchase price for the Springbok Acquisition, which is expected to close in the second quarter of 2020),  tax obligations, general and administrative expenses and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine are appropriate.

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow and not solely on profitability, which may prevent us from paying cash distributions during periods when we record net income.

The amount of cash we have available for distribution to holders of our common units depends primarily upon our cash flow and not solely on profitability, which will be affected by non‑cash items such as impairment expense or unit-based compensation expense. For example, we may have significant capital expenditures in the future. While these items may not affect our profitability in a quarter, they would reduce the amount of cash available for distribution with respect to such quarter. As a result, we may pay cash distributions during periods in which we record net losses for financial accounting purposes and may be unable to pay cash distributions during periods in which we record net income.

Our business is difficult to evaluate because we have made several significant acquisitions since our IPO.

Kimbell Royalty Partners, LP was formed in October 2015, and we completed our IPO in February 2017. Since our IPO, we have grown our business primarily through three material acquisitions, including the Haymaker Acquisition, the Dropdown and the Phillips Acquisition,  which significantly expanded our portfolio of mineral and royalty interests. We do not have historical financial statements with respect to our mineral and royalty interests for periods prior to their acquisition by our Predecessor, the other Contributing Parties,  the Haymaker Sellers, the Dropdown Sellers or the Phillips Sellers, respectively. As a result, with respect to many of our assets, including any assets that we may acquire in the future, there is, or may be, only limited historical financial information available upon which to base an evaluation of our performance.

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

We have funded a significant portion of the consideration paid in connection with our acquisitions with the issuance of equity securities, including common units and securities that are convertible or exchangeable into common units. For example, we issued 9,400,000 OpCo common units and an equal number of Class B units in connection with the Phillips Acquisition and 2,169,348 OpCo common units and an equal number of Class B units in connection with the Buckhorn Acquisition, and we expect to issue 2,224,358 common units and 2,497,133 OpCo common units and an equal number of Class B units as partial consideration in connection with the closing of the Springbok Acquisition.  There are no limitations in our partnership agreement on our ability to issue additional common units and, as a limited partnership, we are not required to seek unitholder approval for issuances of common units (including issuances in excess of 20% of our outstanding equity securities or issuances of equity to certain affiliates). To the extent we issue additional units in connection with any acquisitions or growth capital expenditures or as in‑kind distributions, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

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

Our revenues, operating results, cash available for distribution and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil, natural gas and NGLs. Historically, oil, natural gas and NGL prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

•	the domestic and foreign supply of and demand for oil, natural gas and NGLs;
•	the level of prices and expectations about future prices of oil, natural gas and NGLs;
•	the level of global oil and natural gas exploration and production;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the price and quantity of foreign imports;
•	the level of United States domestic production;
•	political and economic conditions in oil producing regions, including the Middle East, Africa, South America and Russia;
•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	the ability of Iran to increase the export of oil and natural gas upon the relaxation of international sanctions;
•	speculative trading in crude oil, natural gas and NGL derivative contracts;
•	the level of consumer product demand;
•	weather conditions and other natural disasters, the frequency and impact of which could be increased by the effects of climate change;
•	risks associated with operating drilling rigs;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations and taxes;
•	the continued threat of terrorism and the impact of military and other action;
•	the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities;
•	the price and availability of alternative fuels; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the posted price for WTI, has ranged from a low of $26.19 per Bbl in February 2016 to a high of $77.41 per Bbl in June 2018, and the Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $6.24 per MMBtu in January 2018.  On December 31, 2019, the WTI posted price for crude oil was $61.14 per Bbl and the Henry Hub spot market price of natural gas was $2.09 per MMBtu.  Reductions in prices can be caused by many factors, including increases in oil and natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand, as well as actions by the Organization of Petroleum Exporting Countries to maintain or raise production levels. This environment could cause prices to remain at current levels or to fall to lower levels.

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

To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently have entered, and may in the future enter, into derivative contracts for a portion of our future oil and natural gas production, including fixed price swaps, collars and basis swaps. We have not designated and do not plan to designate any of our derivative contracts as hedges for accounting purposes and, as a result, record all derivative contracts on our balance sheet at fair value with changes in fair value recognized in current period earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative contracts. Derivative contracts also expose us to the risk of financial loss in some circumstances, including when:

•	production is less than expected;
•	the counterparty to the derivative contract defaults on its contract obligation; or
•	the actual differential between the underlying price in the derivative contract and actual prices received is materially different from that expected.

In addition, these types of derivative contracts can limit the benefit we would receive from increases in the prices for oil and natural gas.

We will be required to take write‑downs of the carrying values of our properties if commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value.

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

The substantial majority of our proved oil and natural gas properties that were acquired at the time of the IPO were recorded at fair value as of the IPO and were excluded from the full-cost ceiling test calculation pursuant to an exemption from the SEC, which remained effective through December 31, 2017. A component of the exemption received from the SEC required that we assess the fair value of these properties at each reporting period through the term of the exemption to ensure that the inclusion of these properties in the full-cost ceiling test would not be appropriate. No impairment expense was recorded by our Predecessor for the period from January 1, 2017 to February 7, 2017 (the “Predecessor 2017 Period”).

Since then, we recorded an impairment on our oil and natural gas properties of $169.2 million during the year ended December 31, 2019 as a result of our quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas. As of December 31, 2019, the 12-month average prices of oil and natural gas were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas. These prices represent a 15.1% and 16.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2018, which were $65.56 per Bbl of oil and $3.10 per Mcf of natural gas. We also recorded an impairment expense on our oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2018 following the expiration of the aforementioned exemption and an impairment expense of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling.  We do not intend to book PUD reserves going forward. Accordingly, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. We may incur impairment charges in the future, which could materially adversely affect our results of operations for the periods in which such charges are recorded.

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

Because we depend on our third-party operators for all of the exploration, development and production on our properties, we have no control over the operations related to our properties. As of December 31, 2019, we received revenue from approximately 1,600 operators and we received approximately 36.2% of revenues from the top ten purchasers of our properties. During the year ended December 31, 2019,  payments we received from our top purchaser accounted for approximately 6.0% of our revenues. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The operators of our properties could determine to drill and complete fewer wells on our acreage than we currently expect. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

The development of our PUD reserves may take longer and may require higher levels of capital expenditures from the operators of our properties than we or they currently anticipate.

As of December 31, 2019,  6.1% of our total estimated proved reserves were PUD reserves and may not be ultimately developed or produced by the operators of our properties. Recovery of PUD reserves requires significant capital expenditures and successful drilling operations by the operators of our properties. The reserve data included in the reserve report of our independent petroleum engineer assume that substantial capital expenditures by the operators of our properties are required to develop such reserves. We typically do not have access to the estimated costs of development of these reserves or the scheduled development plans of our operators. We take into consideration the estimated costs of development or the scheduled development plans from any development provisions in the relevant lease agreement and the historical drilling activity, rig locations, production data and permit trends, as well as investor presentations and other public statements of our operators. The development of such reserves may take longer and may require higher levels of capital expenditures from the operators than we anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of our estimated PUD reserves and may result in some projects becoming uneconomical for the operators of our properties. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

In addition, we entered into a transition services agreement in connection with the Phillips Acquisition and, subject to the satisfaction of closing conditions, intend to enter into a transition services agreement in connection with the closing of the Springbok Acquisition. Furthermore, we may enter into transition services agreements with future sellers (or their affiliates) of any mineral and royalty interests that we may acquire. The services to be provided under such transition services agreements may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations.

If we are unable to make acquisitions on economically acceptable terms from our Sponsors, the Contributing Parties or third parties, our future growth will be limited.

Our ability to grow depends in part on our ability to make acquisitions that increase our cash generated from our mineral and royalty interests. The acquisition component of our strategy is based, in large part, on our expectation of ongoing acquisitions from industry participants, including our Sponsors and the Contributing Parties. Although a portion of the mineral and royalty interests acquired in connection with the Dropdown were subject to the right of first offer provided by the Contributing Parties, that right of first refusal is now expired, and there can be no assurance that, should the Contributing Parties choose to sell any additional mineral and royalty interests, any offer will be made to us, and there can be no assurance we will reach agreement on the terms with respect to the assets or any other acquisition opportunities offered to us by any of our Sponsors and the Contributing Parties or be able to obtain financing for such acquisition opportunities. Furthermore, many factors could impair our access to future acquisitions, including a change in control of any of our Sponsors and the Contributing Parties. A material decrease in the sale of oil and natural gas properties by any of our Sponsors and the Contributing Parties or by third parties would limit our opportunities for future acquisitions and could materially adversely affect our business, results of operations, financial condition and ability to pay quarterly cash distributions to our unitholders.

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

Our historical estimates of proved reserves and related valuations as of December 31, 2019, 2018 and 2017 were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well‑by‑well review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. In estimating our reserves, we and our reserve engineers make certain assumptions that may prove to be incorrect, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

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

Our secured revolving credit facility has commitments up to $225.0 million and includes an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base, which is currently $300.0 million, and to the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. Our secured revolving credit facility is secured by substantially all of our assets. Our secured revolving credit facility contains various covenants and restrictive provisions that limit our ability to, among other things:

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

As of December 31, 2019, we had approximately $100.1 million in borrowings outstanding under our senior secured credit facility. In connection with the Springbok Acquisition, we paid a deposit of approximately $9.5 million on the cash portion of the purchase price, which was funded by borrowings under our senior secured credit facility. We intend to borrow an additional $85.5 million under our senior secured credit facility in order to fund the remainder of the cash portion of the purchase price for the Springbok Acquisition, which is expected to close in the second quarter of 2020, and we may borrow additional amounts in the future to fund acquisitions. Our existing and any future indebtedness could have important consequences to us, including:

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

Producing oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our oil and natural gas reserves and the operators’ production thereof and our cash generated from operations and ability to pay distributions are highly dependent on the successful development and exploitation of our current reserves. As of December 31, 2019, the average estimated yearly five‑year decline rate for our existing proved developed producing reserves is 12.2%. However, the production decline rates of our properties may be significantly higher than currently estimated if the wells on our properties do not produce as expected. We may also not be able to acquire additional reserves to replace the current and future production of our properties at economically acceptable terms, which could materially adversely affect our business, financial condition, results of operations and cash available for distribution.

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

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, and slow economic growth in the United States can contribute to economic uncertainty and diminish expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. With current global economic growth slowing, demand for oil, natural gas and NGL production has, in turn, softened. An oversupply of crude oil in 2015 led to a severe decline in worldwide oil prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which oil, natural gas and NGLs from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately materially adversely impact our results of operations, financial condition and cash available for distribution.

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

Many key responsibilities within our business have been assigned to a small number of individuals. We rely on our founders for their knowledge of the oil and natural gas industry, relationships within the industry and experience in identifying, evaluating and completing acquisitions. We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with certain entities controlled by affiliates of certain of our Sponsors and Benny Duncan, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. In addition, under each of their respective services agreements, affiliates of certain of our Sponsors will identify, evaluate and recommend to us acquisition opportunities and negotiate the terms of such acquisitions. The loss of their services, or the services of one or more members of our executive team or those providing services to us pursuant to a contract, could materially adversely affect our business. Further, we do not maintain “key person” life insurance policies on any of our executive team or other key personnel. As a result, we are not insured against any losses resulting from the death of these key individuals.

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

The Contributing Parties, Haymaker Sellers, Dropdown Sellers and Phillips Sellers have limited indemnity obligations to us for liabilities arising out of the ownership and operation of our assets prior to the closing of our IPO, the Haymaker Acquisition, the Dropdown and the Phillips Acquisition, respectively, including title defects.

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

Additionally, in connection with the Haymaker Acquisition, the Dropdown and the Phillips Acquisition, we entered into purchase agreements with the Haymaker Sellers, Dropdown Sellers and Phillips Sellers, respectively, that govern, among other things, their obligation to indemnify us for certain liabilities associated with the entities and assets acquired. Under the purchase agreements, the Haymaker Sellers, Dropdown Sellers and Phillips Sellers are required, severally but not jointly, to indemnify us for any federal, state and local income tax liabilities attributable to the ownership and operation of the mineral and royalty interests and the associated entities prior to the closing of each respective acquisition until 30 days after the applicable statute of limitations. In addition, pursuant to the purchase agreements,  the Haymaker Sellers, Dropdown Sellers and Phillips Sellers, severally but not jointly, indemnified us indefinitely for losses arising from certain liens and title defects created during their ownership of the entities and assets acquired in connection with the Haymaker Acquisition, the Dropdown and the Phillips Acquisition, respectively.

Except as otherwise described above, the indemnification obligations of the Contributing Parties, the Haymaker Sellers and Dropdown Sellers have expired pursuant to the terms of contribution or purchase agreement.  Moreover, the Contributing Parties’, the Haymaker Sellers’ and Dropdown Sellers’ ongoing indemnification obligations are subject to limitations, including indemnity caps, and may not protect us against all liabilities or other problems associated with the entities and assets contributed to us or acquired. For example, the existence of a material title deficiency covering a material amount of our assets can render a lease worthless and could materially adversely affect our financial condition, results of operations and cash available for distribution. We do not obtain title insurance covering mineral leaseholds, and our failure to cure any title defects may delay or prevent us from realizing the benefits of ownership of the mineral interest, which may adversely impact our ability in the future to increase production and reserves. Additionally, undeveloped acreage has a  greater risk of title defects than developed acreage. If there are any title defects, or defects in the assignment of leasehold rights in properties in which we hold an interest, our business, results of operations and cash available for distribution may be adversely affected.

The indemnities that the Contributing Parties, the Haymaker Sellers, Dropdown Sellers and Phillips Sellers agreed to provide under the contribution or purchase agreements may be inadequate to fully compensate us for losses we may suffer or incur as a result of liabilities arising out of the ownership and operation of our assets prior to the closing of our IPO, the Haymaker Acquisition, the Dropdown or the Phillips Acquisition. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us, and the payment of any such costs or penalties could be significant. The occurrence of any losses that are neither indemnified for under the contribution agreement nor covered under our insurance plans could materially adversely affect our financial condition, results of operations and cash available for distribution. Please read “Item 13 Certain Relationships and Related Party Transactions, and Director Independence —Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Contribution Agreement—Indemnification.”

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

The operators of our properties may incur significant delays, costs and liabilities as a result of environmental and occupational health and safety laws and regulations applicable to their exploration, development and production activities on our properties. These delays, costs and liabilities could arise under a wide range of federal, regional, state and local laws and regulations relating to protection of the environment and worker health and safety. These laws, regulations and enforcement policies have become increasingly strict over time, resulting in longer waiting periods to receive permits and other regulatory approvals, and we believe this trend will continue. These laws include, but are not limited to, the federal Clean Air Act (and comparable state laws and regulations that impose obligations related to air emissions), the Clean Water Act and OPA (and comparable state laws and regulations that impose requirements related to discharges of pollutants into regulated bodies of water), the RCRA (and comparable state laws that impose requirements for the handling and disposal of waste), the CERCLA, also known as the “Superfund” law, and the community right to know regulations under Title III of the act (and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by our operators or at locations our operators sent waste for disposal and comparable state laws that require organization and/or disclosure of information about hazardous materials our operators use or produce), the federal Occupational Safety and Health Act (which establishes workplace standards for the protection of health and safety of employees and requires a hazardous communications program) and the Endangered Species Act and the Migratory Bird Treaty Act (and comparable state laws that seek to ensure activities do not jeopardize endangered or threatened animals, fish, plant species by limiting or prohibiting construction activities in areas that are inhabited by such species and penalizing the taking, killing or possession of migratory birds).

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens and, in some instances, issuance of orders or injunctions limiting or requiring discontinuation of certain operations. Additionally, actions taken by federal or state agencies under these laws and regulations, such as the designation of previously unprotected species as being endangered or threatened or the designation of previously unprotected areas as a critical habitat for such species, can cause the operators of our properties to incur additional costs or become subject to operating restrictions.

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

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, in April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In June 2017, President Trump announced that the United States will withdraw from the Paris Agreement unless it is renegotiated. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement. Due to the Paris Agreement’s protocol, the withdrawal will be effective in November 2020. There are no guarantees that the agreement will not be re-implemented in the United States, or re-implemented in part by specific U.S. states or local governments. Similar initiatives or regulatory changes could result in increased costs of development and production, reducing the profits available to us and potentially impairing our operators’ ability to economically develop our properties.

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

Moreover, activists concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult for operators on our properties to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could ultimately make it more difficult for operators to engage in exploration and production activities.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. For example, the oil and natural gas industry depends on digital technology to estimate quantities of oil, natural gas and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with customers, employees and third-party partners. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The United States government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. We are dependent on our and our operators’ information systems and computer‑based programs. If any of such programs or systems were to fail for any reason, including as a result of a cyber‑attack, or create erroneous information in our or our operators’ hardware or software network infrastructure, possible consequences include loss of communication links and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. In addition to the service providers who provide substantial services to us under our services agreement with Kimbell Operating, we rely on third party service providers to perform some of our data entry, investor relations and other functions. If the programs or systems used by our third-party service providers are not adequately functioning, we could experience loss of important data.

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

As of February 21, 2020, the owners of our Sponsors own or control up to an aggregate of approximately 12.2% of our outstanding common units and Class B units (or approximately 11.0% of our units, including our Series A preferred units on an as-converted basis), and our Sponsors indirectly own and control our General Partner. Our General Partner has sole responsibility for conducting our business and managing our operations. Although our General Partner has a duty to manage us in a manner that is in, or not adverse to, the best interests of us and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is beneficial to Kimbell Holdings and its parents, our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our

General Partner may favor its own interests and the interests of its affiliates, including our Sponsors and their respective affiliates, over the interests of our unitholders. These conflicts include, among others, the following situations:

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

•

our partnership agreement does not limit our Sponsors’ or their respective affiliates’ ability to compete with us and, subject to the 50% participation right included in the contribution agreement that we entered into with our Sponsors and the Contributing Parties in connection with our IPO, neither our Sponsors nor the Contributing Parties have any obligation to present business opportunities to us;

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

•

we have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us, and such entities also provide these services to certain other entities, including certain of the Contributing Parties;

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

Neither we, our General Partner nor our subsidiaries have any employees, and we rely solely on Kimbell Operating to manage us and operate our assets. We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us.

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. Our General Partner may not be removed unless such removal is both (i) for cause and (ii) approved by the vote of the holders of not less than 66 2/3% of all outstanding units (including common units and Class B units held by the General Partner and its affiliates). As of February 21, 2020, the owners of our Sponsors own or control an aggregate of approximately 12.2% of our outstanding common units and Class B units (or approximately 11.0% of our units, including our Series A preferred units on an as-converted basis), and our Sponsors indirectly own and control our General Partner.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of the interests in any class of our securities, subject to certain exceptions.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our General Partner, its affiliates and their transferees, the Contributing Parties and their respective affiliates, persons who acquired such units with the prior approval of the Board of Directors, holders of Series A preferred units in connection with any vote, consent or approval of holders of the Series A preferred units, voting as a separate class or on an as-converted basis with the holders of common units, and holders who own 20% or more of any class of units as a result of any redemption or purchase of any other holder’s units or any conversion of the Series A preferred units at our option, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our unitholders to influence the manner or direction of management.

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

We  have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to our unitholders. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence —Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Management Services Agreements.”

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

If at any time our General Partner and its affiliates (including our Sponsors and their respective affiliates) own more than 80% of the sum of the number of our common units then outstanding and the number of Class B units then outstanding, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units and Class B units (being treated as a single class of units) held by unaffiliated persons at a price not less than the then‑current market price of the common units, as calculated in accordance with our partnership agreement. As a result, unitholders may be required to sell their common units or Class

B units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units or Class B units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units or Class B units and then exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of February 21, 2020, the owners of our Sponsors own or control up to an aggregate of approximately 12.2% of our outstanding common units and Class B units (or approximately 11.0% of our units, including our Series A preferred units on an as-converted basis), and our Sponsors indirectly own and control our General Partner.

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

As of December 31, 2019, we had 23,518,652 common units outstanding and 25,557,606 Class B units outstanding. Our Class B units are exchangeable on a one-for-one basis, together with an equal number of OpCo common units, for common units. In addition, our Series A preferred units may be converted into common units at the then-applicable conversion rate at the earlier of (i) July 12, 2020 or (ii) immediately prior to a liquidation of us.

A large percentage of our equity securities, including securities that are convertible or exchangeable into common units, are held by a relatively limited number of investors. Further, we have entered into registration rights agreements with many of such investors, including the Contributing Parties, the Series A Purchasers (as defined below), the Haymaker Holders (as defined below), the Dropdown Sellers and the Phillips Sellers, pursuant to which we have filed registration statements with the SEC to facilitate potential future sales of such common units by them. Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

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

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2019. If we fail to properly remediate the material weakness or to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our General Partner’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We failed to maintain an effective control environment because we lacked sufficient oversight of the full cost ceiling calculation, which is a component of our financial reporting requirements. This material weakness could have resulted in a misstatement in our disclosure if it was not discovered and appropriately adjusted for in the process of preparing this Annual Report. More information regarding the material weakness and our remediation efforts is provided in “Item 9A. Controls and Procedures.”

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls are or will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or be able to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act. Any failure to maintain effective internal controls, such as the material weakness described in “Item 9A. Controls and Procedures,” or difficulties encountered in implementing or improving our internal controls or remediating a material weakness in our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

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

Our tax liability may be greater than expected if we do not generate sufficient depletion deductions to offset our taxable income and reduce our tax liability.

We expect to generate depletion deductions that we can use to offset our taxable income. As a result, we do not expect to pay material United States federal income tax through 2026. This estimate is based upon assumptions we have made regarding, among other things, the Operating Company’s income and depletion expenses and production from the assets acquired in the Springbok Acquisition and it ignores the effect of any possible acquisitions of additional assets, other than through the Springbok Acquisition.

While we expect that our depletion deductions will be available to us as a benefit, in the event that the depletion deductions are not available as expected, are successfully challenged by the Internal Revenue Service (“IRS”) (in a tax audit or otherwise) or are subject to future limitations, our ability to realize these benefits may be limited. Further, the IRS or other tax authorities could challenge one or more tax positions we or the Operating Company take. Further, any change in law may affect our tax positions.

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

The IRS Form 1099‑DIV that you receive from your broker may over‑report your dividend income with respect to our units for United States federal income tax purposes, and failure to report your dividend income in a manner consistent with the IRS Form 1099‑DIV that you receive from your broker may cause the IRS to assert audit adjustments to your United States federal income tax return.

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

The portion of our distributions taxable as dividends may be greater than expected.

If we make distributions from current or accumulated earnings and profits as computed for United States federal income tax purposes, such distributions will generally be taxable to our common unitholders as dividend income for United States federal income tax purposes. Distributions paid to non-corporate United States common unitholders will be subject to United States federal income tax at preferential rates, provided that certain holding period and other requirements are satisfied. We estimate that we will not have material current or accumulated earnings and profits as computed for United States federal income tax purposes through 2022. However, it is difficult to predict whether we will generate earnings and profits in any given tax year. Although we expect that a significant portion of our distributions to common unitholders will exceed our current and accumulated earnings and profits as computed for United States federal income tax purposes, and therefore constitute a non-taxable return of capital to each unitholder to the extent of such unitholder's basis in its common units, this may not occur. In addition, although distributions treated as a return of capital are generally non-taxable to the extent of a unitholder's basis in its common units, such distributions will reduce such unitholder's adjusted tax basis in its common units, which will result in an increase in the amount of gain (or a decrease in the amount of loss) that will be recognized by the unitholder on a future disposition of our common units, and to the extent any such distribution exceeds a unitholder's basis in its common units, such distribution will be treated as gain on the sale or exchange of such common units.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “KRP.” As of February 21, 2020, there were 33,432,211 common units outstanding held by 200 holders of record and 20,644,047 Class B units outstanding held by 26 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record.

Cash Distribution Policy

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. Available cash is defined in our partnership agreement and in the limited liability company agreement of the Operating Company and is generally defined below. We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations, tax obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate. We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

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

The limited liability company agreement of the Operating Company generally defines “available cash” as:

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

•	provide funds for distributions to the Operating Company’s unitholders for any one or more of the next four quarters.

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

Class B units

Each holder of Class B units has paid five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution”) in exchange for Class B units. Each holder of Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution subsequent to distributions on the Series A preferred units but prior to distributions on our common units.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2019.

Unregistered Sales of Equity Securities

On March 25, 2019, in connection with the closing of the Phillips Acquisition, (i) we issued 9,400,000 Class B units and (ii) the Operating Company issued 9,400,000 OpCo common units to the Phillips Sellers, as described in a Current Report on Form 8-K, filed with the SEC on March 26, 2019.

In connection with the closing of the Buckhorn Acquisition, (i) we issued 2,169,348 Class B units and (ii) the Operating Company issued 2,169,348 OpCo common units to the Buckhorn Sellers on December 12, 2019. The issuances of such securities were described in a Current Report on Form 8-K, filed with the SEC on December 16, 2019.

The following table provides information about the issuance of common units in exchange for OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018, by and among Haymaker Minerals & Royalties, LLC (“Haymaker Minerals”), EIGF Aggregator III LLC (“EIGF Aggregator III”), TE Drilling Aggregator LLC (“TE Drilling Aggregator”), Haymaker Management, LLC, the Kimbell Art Foundation, us, the General Partner, the Operating Company and any future holders of OpCo common units and Class B units from time to time party thereto.

	Total Number of Common Units Issued	Total Number of OpCo Common Units and Class B Units Exchanged
January 25, 2019
Rivercrest Royalties Holdings II, LLC	1,241,679	(1,241,679)
Haymaker Management, LLC	197,237	(197,237)
April 10, 2019
Haymaker Minerals & Royalties, LLC	3,600,000	(3,600,000)
July 29, 2019
Haymaker Minerals & Royalties, LLC	400,000	(400,000)
September 19, 2019
Haymaker Management, LLC	26,084	(26,084)
January 27, 2020
EIGF Aggregator III LLC	702,071	(702,071)
TE Drilling Aggregator LLC	47,929	(47,929)
January 28, 2020
EIGF Aggregator III LLC	3,897,483	(3,897,483)
TE Drilling Aggregator LLC	266,076	(266,076)

The issuance of each of the foregoing securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Sales of Reacquired Securities

The following table provides information about purchases of our common units during the three months ended December 31, 2019.

Period	Total Number of Common Units Purchased(1)	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Common Units That May Yet be Purchased Under the Plans or Programs(2)
October 1, 2019 - October 31, 2019	—	$—	—	—
November 1, 2019 - November 30, 2019	—	$—	—	—
December 1, 2019 - December 31, 2019	1,567	$16.11	—	—

(1)

During the three months ended December 31, 2019, 1,567 common units were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted units. The required withholding is calculated using the closing sales price per common unit reported by the New York Stock Exchange on the date prior to the applicable vesting date.

(2)	We did not have at any time during the quarter ended December 31, 2019, and currently do not have, a common unit repurchase program in place.

Item 6. Selected Financial Data

Kimbell Royalty Partners, LP was formed in October 2015. On February 8, 2017, we completed our IPO of common units representing limited partner interests. The mineral and royalty interests comprising our initial assets were contributed to us by the Contributing Parties at the closing of our IPO. Unless otherwise indicated, the financial information presented for periods on or after February 8, 2017 refers to the Partnership as a whole. The financial information presented for the periods on or prior to February 7, 2017, is solely that of our Predecessor, Rivercrest Royalties, LLC, and does not include the results of the Partnership as a whole. At the time of our IPO, the mineral and royalty interests underlying the oil, natural gas and NGL production revenues of our Predecessor represented approximately 11% of our Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott as of December 31, 2016. Additionally, our results of operations may not be comparable from period to period as a result of the Phillips Acquisition and Buckhorn Acquisition during the year ended December 31, 2019 and the Haymaker Acquisition and the Dropdown during the year ended December 31, 2018.

The following table sets forth, as of the dates and for the periods indicated, our selected financial information, which is derived from our audited consolidated financial statements for the respective periods. The information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and our consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data.”

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2019	2018	2017	2017	2016	2015
Statement of Operations Data:
Revenue
Oil, natural gas and NGL revenues	$107,480,446	$65,713,112	$29,943,920	$318,310	$3,606,659	$4,684,923
Lease bonus and other income	2,477,145	1,213,550	721,172	—	—	—
(Loss) gain on commodity derivative instruments, net	(1,732,321)	3,331,548	(318,829)	—	—	—
Total revenues	108,225,270	70,258,210	30,346,263	318,310	3,606,659	4,684,923
Cost and expenses
Production and ad valorem taxes	7,719,949	4,399,667	2,452,058	19,651	280,474	426,885
Depreciation, depletion and accretion expense	52,118,367	25,213,043	15,546,341	113,639	1,604,208	4,008,730
Impairment of oil and natural gas properties	169,150,255	67,311,501	—	—	4,992,897	28,673,166
Marketing and other deductions	8,145,397	4,652,313	1,648,895	110,534	750,792	747,264
General and administrative expenses	22,666,601	16,847,328	8,191,792	532,035	1,746,218	1,789,884
Total costs and expenses	259,800,569	118,423,852	27,839,086	775,859	9,374,589	35,645,929
Operating (loss) income	(151,575,299)	(48,165,642)	2,507,177	(457,549)	(5,767,930)	(30,961,006)
Other income (expense)
Equity income in affiliate	80,481	—	—	—	—	—
Interest expense	(5,813,702)	(4,091,900)	(791,437)	(39,307)	(424,841)	(385,119)
Net (loss) income before income taxes	(157,308,520)	(52,257,542)	1,715,740	(496,856)	(6,192,771)	(31,346,125)
Provision for income taxes	899,425	24,681	—	—	—	—
State income taxes	—	—	—	—	19,848	(32,199)
Net (loss) income	(158,207,945)	(52,282,223)	1,715,740	(496,856)	(6,212,619)	(31,313,926)
Distribution and accretion on Series A preferred units	(13,878,336)	(6,310,040)	—	—	—	—
Net loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	89,148,428	1,855,681	—	—	—	—
Distribution on Class B units	(94,429)	(30,967)	—	—	—	—
Net (loss) income attributable to common units	$(83,032,282)	$(56,767,549)	$1,715,740	$(496,856)	$(6,212,619)	$(31,313,926)
Net (loss) income attributable to common units
Basic	$(3.92)	$(3.08)	$0.11	$(0.82)	$(10.28)	$(51.83)
Diluted	$(3.92)	$(3.08)	$0.10	$(0.82)	$(10.28)	$(51.83)
Cash distributions declared and paid	1.56	1.70	$1.20	*	*	*
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$80,702,448	$33,202,980	$18,573,481	$186,719	$1,086,603	$2,713,133
Investing activities	$(15,590,458)	$(200,928,162)	$(125,910,708)	$(523)	$(97,464)	$(538,640)
Financing activities	$(66,681,727)	$177,873,674	$112,962,722	$—	$(863,000)	$(2,062,818)
Other Financial Data:
Adjusted EBITDA (1)	$80,713,596	$44,171,393	$19,170,760	$(293,488)	$1,434,234	$2,325,949
Selected Balance Sheet Data:
Cash and cash equivalents	$14,204,250	$15,773,987	$5,625,495	$692,077	$505,880	$379,741
Total assets	$748,594,054	$753,285,373	$295,291,004	$19,915,596	$20,538,731	$27,905,790
Long‑term debt	$100,135,477	$87,309,544	$30,843,593	$10,598,860	$10,598,860	$11,448,860
Total liabilities	$108,699,208	$91,109,570	$33,225,570	$11,431,068	$11,906,869	$13,666,368
Total equity	$564,985,114	$592,726,797	$262,065,434	$8,484,528	$8,361,862	$14,239,422

* Information is not applicable for the periods prior to the initial public offering.

(1)	For more information, please read “—Non‑GAAP Financial Measures.”

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

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2019	2018	2017	2017	2016	2015
Reconciliation of net loss to Adjusted EBITDA:
Net (loss) income	$(158,207,945)	$(52,282,223)	$1,715,740	$(496,856)	$(6,212,619)	$(31,313,926)
Depreciation and depletion expense	52,118,367	25,213,043	15,546,341	113,639	1,604,208	4,008,730
Interest expense	5,813,702	4,091,900	791,437	39,307	424,841	385,119
Provision for income taxes	899,425	24,681	—	—	—	—
State income taxes	—	—	—	—	19,848	(32,199)
EBITDA	(99,376,451)	(22,952,599)	18,053,518	(343,910)	(4,163,722)	(26,952,276)
Impairment of oil and natural gas properties	169,150,255	67,311,501	—	—	4,992,897	28,673,166
Transaction costs	—	1,188,967	—	—	—	—
Unit‑based compensation	7,502,678	3,170,299	798,413	50,422	605,059	605,059
Loss (gain) on commodity derivative instruments, net of settlements	3,423,445	(4,546,775)	318,829	—	—	—
Cash distribution from equity method investee	94,150	—	—	—	—	—
Equity income in affiliate	(80,481)	—	—	—	—	—
Consolidated Adjusted EBITDA	80,713,596	44,171,393	19,170,760	(293,488)	1,434,234	2,325,949
Adjusted EBITDA attributable to noncontrolling interest	(42,228,556)	(8,234,737)	—	—	—	—
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	38,485,040	35,936,656	19,170,760	(293,488)	1,434,234	2,325,949
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	2,430,170	2,292,023	455,228	34,505	373,513	333,289
Cash distributions on Series A preferred units	3,635,459	1,291,843	—	—	—	—
Cash income tax expense	801,669	—	—	—	—	—
Distributions on Class B units	94,429	30,967	—	—	—	—
Cash reserves	(801,669)	—	—	—	—	—
Cash available for distribution on common units	$32,324,982	$32,321,823	$18,715,532	$(327,993)	$1,060,721	$1,992,660

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2019	2018	2017	2017	2016	2015
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$80,702,448	$33,202,980	$18,573,481	$186,719	$1,086,603	$2,713,133
Interest expense	5,813,702	4,091,900	791,437	39,307	424,841	385,119
Provision for income taxes	899,425	24,681	—	—	—	—
State income taxes	—	—	—	—	19,848	(32,199)
Impairment of oil and natural gas properties	(169,150,255)	(67,311,501)	—	—	(4,992,897)	(28,673,166)
Amortization of right-of-use assets	(154,525)	—	—	—	—	—
Amortization of loan origination costs	(1,050,278)	(466,002)	(57,292)	(4,241)	(46,969)	(40,965)
Amortization of tenant improvement allowance	—	—	—	2,864	34,369	14,321
Equity income in affiliate	80,481	—	—	—	—	—
Unit-based compensation	(7,502,678)	(3,170,299)	(798,413)	(50,422)	(605,059)	(605,059)
(Loss) gain on commodity derivative instruments, net of settlements	(3,423,445)	4,546,775	(318,829)	—	—	—
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(4,410,140)	7,041,371	1,689,609	(14,551)	66,455	(464,877)
Accounts receivable and other current assets	26,317	(186,122)	236,673	(333,056)	(1,027,172)	1,365,099
Accounts payable	125,387	(985,936)	(316,486)	(247,972)	952,800	(1,604,999)
Other current liabilities	(1,762,633)	259,554	(1,746,662)	77,442	(76,541)	(8,683)
Operating lease liabilities	429,743	—	—	—	—	—
EBITDA	(99,376,451)	(22,952,599)	18,053,518	(343,910)	(4,163,722)	(26,952,276)
Add:
Impairment of oil and natural gas properties	169,150,255	67,311,501	—	—	4,992,897	28,673,166
Transaction costs	—	1,188,967	—	—	—	—
Unit‑based compensation	7,502,678	3,170,299	798,413	50,422	605,059	605,059
Loss (gain) on commodity derivative instruments, net of settlements	3,423,445	(4,546,775)	318,829	—	—	—
Cash distribution from equity method investee	94,150	—	—	—	—	—
Equity income in affiliate	(80,481)	—	—	—	—	—
Consolidated Adjusted EBITDA	80,713,596	44,171,393	19,170,760	(293,488)	1,434,234	2,325,949
Adjusted EBITDA attributable to noncontrolling interest	(42,228,556)	(8,234,737)	—	—	—	—
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	$38,485,040	$35,936,656	$19,170,760	$(293,488)	$1,434,234	$2,325,949

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

As of December 31, 2019, we owned mineral and royalty interests in approximately 8.9 million gross acres and overriding royalty interests in approximately 4.6 million gross acres, with approximately 60% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. As of December 31, 2019, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 94,000 gross producing wells, including over 40,000 wells in the Permian Basin.

Recent Developments

Acquisitions

On March 25, 2019, we completed the acquisition of all of the equity interests owned by the Phillips Sellers. The aggregate consideration for the Phillips Acquisition consisted of 9,400,000 OpCo common units and an equal number of Class B units. The assets acquired in the Phillips Acquisition consisted of approximately 866,528 gross acres and 12,210 net royalty acres.

On June 19, 2019, we entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP. Our ownership in the Joint Venture is 49.3% and our total capital commitment will not exceed $15.0 million. The Joint Venture will be managed by Springbok Operating Company, LLC. The purpose of the Joint Venture will be to make direct or indirect investments in royalty, mineral and overriding royalty interests and similar non-cost bearing interests in oil and gas properties, excluding leasehold or working interests. We will utilize the equity method of accounting for our investment in the Joint Venture. As of December 31, 2019, we have paid approximately $3.0 million under our capital commitment.

On November 6, 2019, we acquired various mineral and royalty interests in Oklahoma for an aggregate purchase price of approximately $9.9 million. We funded the payment of the purchase price with borrowings under our secured revolving credit facility. The assets acquired consist of approximately 279,680 gross acres and 186 net royalty acres.

On December 12, 2019, we completed the acquisition of certain mineral and royalty assets from the Buckhorn Sellers. The aggregate consideration for the Buckhorn Acquisition consisted of 2,169,348 OpCo common units and an equal number of Class B units. The assets acquired in the Buckhorn Acquisition consisted of approximately 86,005 gross acres and 405 net royalty acres.

On January 9, 2020, we agreed to acquire all of the equity interests in certain subsidiaries owned by the Springbok Sellers. The proposed aggregate consideration for the Springbok Acquisition consists of (i) $95.0 million in cash, (ii) the issuance of 2,224,358 common units and (iii) the issuance of 2,497,133 OpCo common units and an equal number of Class B units. In connection with the execution of the purchase agreement, we paid a deposit of approximately $9.5 million on the cash portion of the purchase price, which was funded by borrowings under our senior secured credit facility. At the time of the filing of this Annual Report, the Springbok Acquisition has not closed and is expected to close in the second quarter of 2020. The closing of the Springbok Acquisition remains subject to the satisfaction of certain closing conditions, and there can be no assurance that it will be completed as planned or at all.

2020 Equity Offering

In January 2020, we completed an underwritten public offering of 5,000,000 common units for net proceeds of approximately $74.0 million (the “2020 Equity Offering”). We used the net proceeds from the 2020 Equity Offering to purchase OpCo common units. The Operating Company in turn used the net proceeds to repay approximately $70.0 million of the outstanding borrowings under our secured revolving credit facility. In connection with the 2020 Equity Offering, certain selling unitholders sold 750,000 common units pursuant to the exercise of the underwriters’ option to purchase additional common units. We did not receive any proceeds from the sale of the common units by the selling unitholders.

2020 Partial Redemption of Preferred Units

On February 12, 2020, we completed the redemption of 55,000 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,110.72 per Series A  preferred unit for an aggregate redemption price of $61.1 million.

Fourth Quarter Distributions

On  February 5, 2020, we paid a quarterly cash distribution on the Series A preferred units of $1.9 million for the quarter ended December 31, 2019.

On February 6, 2020, the Operating Company paid a quarterly cash distribution of $0.387662 to holders of OpCo common units. As to the Partnership, $0.007662 of the distribution corresponds to a tax payment made by us from cash reserves in the fourth quarter of 2019. The fourth quarter 2019 tax payment made by us was generated by a gross income allocation related to the Series A preferred units, which were issued in connection with the Haymaker Acquisition. Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

On February 6, 2020,  we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $24,808 for the quarter ended December 31, 2019.

On January 24, 2020, the Board of Directors declared a quarterly cash distribution of $0.38 per common unit for the quarter ended December 31, 2019. The distribution was paid on February 10, 2020 to common unitholders of record as of the close of business on February 3, 2020.

Business Environment

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility for the periods presented as reported by the EIA.

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	High	Low	High	Low	High	Low
Oil ($/Bbl)	$66.24	$46.31	$77.41	$44.48	$60.46	$42.48
Natural gas ($/MMBtu)	$4.25	$1.75	$6.24	$2.49	$3.71	$2.44

On February 21, 2020, the WTI posted price for crude oil was $53.36 per Bbl and the Henry Hub spot market price of natural gas was $1.96 per MMBtu.

The following table, as reported by the EIA, sets forth the average prices for oil and natural gas.

	For the Year Ended December 31,
	2019	2018	2017
Oil ($/Bbl)	$56.98	$65.23	$50.80
Natural gas ($/MMBtu)	$2.56	$3.15	$2.99

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count was 805 active rigs at December 31, 2019, a 26%  decrease from 1,083 active rigs at December 31, 2018. The 1,083 active rig count at December 31, 2018 increased 17% from 929 active rigs at December 31, 2017.

We own mineral and royalty interests in 28 states. According to the Baker Hughes United States Rotary Rig count, rig activity in the 28 states in which we own mineral and royalty interests decreased 26% from 1,076 active rigs at December 31, 2018 to 797 active rigs at December 31, 2019.  The 1,076 active rig count at December 31, 2018 increased 16% from 924 active rigs at December 31, 2017.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated.

	December 31,
Basin or Producing Region	2019	2018	2017
Permian Basin	24	28	11
Mid‑Continent	16	22	1
Terryville/Cotton Valley/Haynesville	12	4	1
Appalachian Basin	1	2	—
Eagle Ford	9	4	2
Bakken/Williston Basin	11	—	—
DJ Basin/Rockies/Niobrara	7	14	4
Other	1	3	—
Total	81	77	19

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

The following table presents the breakdown of our operating income for the following periods:

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Royalty income
Oil sales	55%	53%	59%	55%
Natural gas sales	34%	33%	28%	36%
NGL sales	8%	12%	11%	9%
Lease bonus and other income	3%	2%	2%	-%
	100%	100%	100%	100%

We entered into oil and natural gas commodity derivative agreements with Frost Bank beginning January 1, 2018 which extends through December 2021. Our Predecessor did not enter into hedging arrangements to establish, in advance, a price for the sale of the oil, natural gas and NGLs produced from our mineral and royalty interests. As a result, our Predecessor may have realized the benefit of any short‑term increase in the price of oil, natural gas and NGLs, but was not protected against decreases in price, and if the price of oil, natural gas and NGLs decreased significantly, our Predecessor’s business, results of operations and cash available for distribution may have been materially adversely effected.

Reserves and Pricing

The tables below identify our proved reserves at December 31, 2019, 2018 and 2017, in each case based on the reserve report prepared by Ryder Scott. The prices used to estimate proved reserves for the respective periods were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	December 31,
Estimated Net Proved Reserves	2019	2018	2017
Oil (MBbls)	12,318	10,795	7,463
Natural gas (MMcf)	148,743	127,261	63,916
Natural gas liquids (MBbls)	6,455	5,646	2,838
Total (MBoe)(6:1)	43,563	37,651	20,954

	December 31,
Unweighted Arithmetic Average First‑Day‑of‑the‑Month Prices	2019	2018	2017
Oil (Bbls)	$55.69	$65.56	$51.34
Natural gas (Mcf)	$2.58	$3.10	$2.98

Factors Affecting the Comparability of Our Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below:

Ongoing Acquisition Opportunities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the years ended December 31, 2019 and 2018 include the Phillips Acquisition, the Buckhorn Acquisition, the Haymaker Acquisition and the Dropdown.

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

The substantial majority of our proved oil and natural gas properties that were acquired at the time of the IPO were recorded at fair value as of the IPO and were excluded from the ceiling test calculation pursuant to an exemption from the SEC, which remained effective through December 31, 2017. A component of the exemption received from the SEC is that we were required to assess the fair value of these acquired assets at each reporting period through the term of the exemption to ensure that the inclusion of these acquired assets in the full-cost ceiling test would not be appropriate. No impairment expense was recorded for the Predecessor 2017 Period.

Since then, we recorded an impairment on our oil and natural gas properties of $169.2 million during the year ended December 31, 2019 as a result of our quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas. As of December 31, 2019, the 12-month average prices of oil and natural gas were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas. These prices represent a 15.1% and 16.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2018, which were $65.56 per Bbl of oil and $3.10 per Mcf of natural gas. We also recorded an impairment expense on our oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2018 following the expiration of the aforementioned exemption and an impairment expense of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling.

As we do not intend to book PUD reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

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

The Credit Agreement Amendment increased commitments under the Amended Credit Agreement from $50.0 million to $200.0 million. The borrowing base under the Amended Credit Agreement was set at $200.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base and satisfaction of certain conditions, including obtaining additional commitments from new or existing lenders. The borrowing base will be redetermined semiannually on May 1 and November 1 of each year based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries. In connection with the May redetermination, total commitments under the Amended Credit Agreement were increased from $200.0 million to $225.0 million and the borrowing base was increased from $200.0 million to $300.0 million. In connection with the November 1, 2019 redetermination under the Amended Credit Agreement, the borrowing base was reaffirmed at $300.0 million and total commitments will remain at $225.0 million. The secured revolving credit facility matures on February 8, 2022.

As of December 31, 2019,  we had approximately $100.1 million in borrowings outstanding under our senior secured credit facility. For the years ended December 31, 2019 and 2018 and for the period from February 8, 2017 to December 31, 2017, we incurred $5.8 million, $4.1 million and $0.8 million, respectively, in interest expense.

For the Predecessor 2017 Period, our Predecessor’s interest expense was de minimis. We did not assume any indebtedness of our Predecessor in connection with the IPO.

Management Services Agreements

We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. In addition, under each of their respective services agreements, affiliates of certain of our Sponsors identify, evaluate and recommend to us acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to our unitholders. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Management Services Agreements.”

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

No Effect Given to Formation Transactions in Connection with Initial Public Offering

The historical financial statements of our Predecessor included in this Annual Report do not reflect our financial condition or results of operations nor do they give effect to the transactions that were completed in connection with the closing of our IPO. In connection with our IPO, our Predecessor assigned all of its non‑operated working interests and associated asset retirement obligations to an affiliate that was not contributed to us, and all of the membership interests of our Predecessor were contributed to us in exchange for common units and a portion of the net proceeds from the IPO. As of the closing of our IPO and through the date of this Annual Report, we do not own any working interests and do not have any asset retirement obligations or any lease operating expenses as a working interest owner. In addition, the Contributing Parties directly or indirectly contributed to us the other assets that made up our initial assets in exchange for common units and a portion of the net proceeds from our IPO. The combination of the assets contributed to us by the Contributing Parties was accounted for at fair value as an asset acquisition based upon the fair value of the common units purchased by third-party investors in our IPO.

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

Depreciation and Depletion

We follow the full cost method of accounting for costs related to our oil, natural gas and NGL mineral and royalty properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit‑of‑production method. The capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil, natural gas and NGL reserves discounted at 10%, including the effect of income taxes. The full cost ceiling is evaluated at the end of each fiscal quarter and additionally when events indicate possible impairment. Costs associated with unevaluated properties are excluded from the full-cost pool until a  determination as to the existence of proved reserves is able to be made. The inclusion of our unevaluated costs into the amortization base is expected to be completed within five years.

General and Administrative Expense

General and administrative expenses are costs not directly associated with the production of oil, natural gas and NGLs and include the cost of executives and employees and related benefits, office expenses and fees for professional services. We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. In addition, under each of their respective services agreements, affiliates of our Sponsors will identify, evaluate and recommend to us acquisition opportunities and negotiate the terms of such acquisitions.

Income Tax Expense

On September 24, 2018, we elected to change our federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election (the “Tax Election”). As a result of the Tax Election, we are subject to federal income tax on our taxable income at the United States corporate tax rate, which is currently 21.0%.

Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. A significant portion of our mineral and royalty interests are located in Texas basins and producing regions.

Results of Operations

The table below summarizes our and our Predecessor’s revenue and expenses and production data for the periods indicated.

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$107,480,446	$65,713,112	$29,943,920	$318,310
Lease bonus and other income	2,477,145	1,213,550	721,172	—
(Loss) gain on commodity derivative instruments, net	(1,732,321)	3,331,548	(318,829)	—
Total revenues	108,225,270	70,258,210	30,346,263	318,310
Costs and expenses
Production and ad valorem taxes	7,719,949	4,399,667	2,452,058	19,651
Depreciation and depletion expense	52,118,367	25,213,043	15,546,341	113,639
Impairment of oil and natural gas properties	169,150,255	67,311,501	—	—
Marketing and other deductions	8,145,397	4,652,313	1,648,895	110,534
General and administrative expenses	22,666,601	16,847,328	8,191,792	532,035
Total costs and expenses	259,800,569	118,423,852	27,839,086	775,859
Operating (loss) income	(151,575,299)	(48,165,642)	2,507,177	(457,549)
Other income (expense)
Equity income in affiliate	80,481	—	—	—
Interest expense	(5,813,702)	(4,091,900)	(791,437)	(39,307)
Net (loss) income before income taxes	(157,308,520)	(52,257,542)	1,715,740	(496,856)
Provision for income taxes	899,425	24,681	—	—
Net (loss) income	(158,207,945)	(52,282,223)	1,715,740	(496,856)
Distribution and accretion on Series A preferred units	(13,878,336)	(6,310,040)	—	—
Net loss attributable to noncontrolling interests	89,148,428	1,855,681	—	—
Distribution on Class B units	(94,429)	(30,967)	—	—
Net (loss) income attributable to common units	$(83,032,282)	$(56,767,549)	$1,715,740	$(496,856)
Production Data:
Oil (Bbls)	1,113,150	591,072	379,182	3,696
Natural gas (Mcf)	17,045,519	7,873,694	3,184,861	32,961
Natural gas liquids (Bbls)	561,797	310,361	157,177	1,220
Combined volumes (Boe) (6:1)	4,515,867	2,213,715	1,067,169	10,410

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018 and the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The period presented for the year ended December 31, 2017 includes the results of operations of our Predecessor for the Predecessor 2017 Period and our results of operations for the period from February 8, 2017 to December 31, 2017.

Oil, Natural Gas and NGL Revenues

For the year ended December 31, 2019, our oil, natural gas and NGL revenues were $107.5 million, an increase of $41.8 million from $65.7 million for the year ended December 31, 2018. The increase in revenues was primarily attributable to the revenues associated with the Haymaker Acquisition and the Phillips Acquisition, which represented approximately $20.2 million and $16.3 million, respectively, of the overall increase in oil, natural gas and NGL revenues, and to a lesser extent, the revenues associated with the Dropdown, which contributed $11.1 million to the overall increase. Partially offsetting the increase in oil, natural gas and NGL revenues, was a decrease in the average prices we received for oil and NGL production.

Our revenues for the year ended December 31, 2018 increased by $35.4 million, from $30.3 million for the year ended December 31, 2017. The increase in revenues was partially attributable to the revenues associated with the Haymaker Acquisition, which represents $22.2 million of the overall increase in oil, natural gas and NGL revenues, and to a lesser extent, the revenues associated with the Dropdown. The increase in revenues was also attributable to the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period, and the year ended December 31, 2018 includes the relevant production and approximately $2.2 million of revenues from those acquired interests.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 4,515,867 Boe or 12,331 Boe/d, for the year ended December 31, 2019, an increase of 2,302,152 Boe or 2,333 Boe/d, from 2,213,715 Boe or 9,998 Boe/d, for the year ended December 31, 2018. The increase in production was primarily attributable to the Haymaker Acquisition, which represented 1,341,075 Boe, and to a lesser extent, production associated with the Phillips Acquisition and the Dropdown, which together accounted for 968,102 Boe.

Our production volumes for the year ended December 31, 2018 increased by 1,136,136 Boe or 7,046 Boe/d, from 1,077,579 Boe or 2,952 Boe/d, for the year ended December 31, 2017. The increase in production was primarily attributable to the Haymaker Acquisition, which represents 884,963 Boe or 5,115 Boe/d. The increase in production volumes was also attributable to the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the year ended December 31, 2018 includes the relevant production from those acquired interests.

Our operators received an average of $54.66 per Bbl of oil, $2.21 per Mcf of natural gas and $15.96 per Bbl of NGL for the volumes sold during the year ended December 31, 2019 and $60.17 per Bbl of oil, $2.84 per Mcf of natural gas and $25.14 per Bbl of NGL for the volumes sold during the year ended December 31, 2018. The year ended December 31, 2019 decreased 9.2% or $5.51 per Bbl of oil and 22.2% or $0.63 per Mcf of natural gas compared to the year ended December 31, 2018. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 12.6% or $8.25 per Bbl of oil and 18.7% or $0.59 per Mcf of natural gas for the comparable periods.

Average prices received by our operators during the year ended December 31, 2018 increased 27.8% or $13.09 per Bbl of oil and 3.6% or $0.10 per Mcf of natural gas as compared to the year ended December 31, 2017, which our operators received an average of $47.08 per Bbl of oil, $2.74 per Mcf of natural gas and $21.52 per Bbl of NGL. These changes are consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 28.4% or $14.43 per Bbl of oil and 5.4% or $0.16 per Mcf of natural gas for the comparable periods.

(Loss) Gain on Commodity Derivative Instruments

Loss on commodity derivative instruments for the year ended December 31, 2019 included $3.4 million of mark-to-market losses and $1.7 million of gains on the settlement of commodity derivative instruments compared to $4.5 million of mark-to-market gains and $1.2 million of losses on the settlement of commodity derivative instruments for the year ended December 31, 2018.

Loss on commodity derivative instruments for the year ended December 31, 2017 included $0.3 million of mark-to-market losses.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the year ended December 31, 2019 were $7.7 million, an increase of $3.3 million from  $4.4 million for the year ended December 31, 2018.  The increase was primarily attributable to the Haymaker Acquisition, which accounted for $1.6 million of the increase in production and ad valorem taxes and, to the lesser extent, the Phillips Acquisition and the Dropdown, which contributed $0.8 million and $0.6 million, respectively, to the increase.

For the year ended December 31, 2018, production and ad valorem taxes increased by $1.9 million from $2.5 million for the year ended December 31, 2017.  Of the increase in production and ad valorem taxes, $0.3 million was attributable to the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Also, partially contributing to the increase was $0.9 million in production and ad valorem taxes related to the properties acquired in the Haymaker Acquisition. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period, and the year ended December 31, 2018 includes $0.1 million of production and ad valorem taxes from those acquired interests. Overall, production and ad valorem taxes decreased as a percentage of total revenue for the year ended December 31, 2018 as compared to the year ended December 31, 2017 as a result of the assets acquired through the Haymaker Acquisition being located in states with lower production tax rates.

Depreciation and Depletion Expense

Depreciation and depletion expense for the year ended December 31, 2019 was $52.1 million, an increase of $26.9 million from  $25.2 million for the year ended December 31, 2018.  The increase in the depreciation and depletion expense was primarily attributable to the multiple acquisitions throughout the 2018 and 2019 period, which together added approximately $470.8 million of depletable costs to the full-cost pool.

For the year ended December 31, 2018, depreciation and depletion expense increased by $9.6 million from $15.6 million for the year ended December 31, 2017.  The increase in the depreciation and depletion expense was primarily attributable to the Haymaker Acquisition in the third quarter of 2018 and the Dropdown in the fourth quarter of 2018, which together added approximately $251.3 million of depletable costs to the full-cost pool. Also contributing to the increase was a full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. Our average depletion rate per barrel remained relatively flat at $11.39 for the year ended December 31, 2019 compared to  $11.33 average depletion rate per barrel for the year ended December 31, 2018.

For the year ended December 31, 2018, our average depletion rate per barrel decreased by $3.06 per barrel from $14.39 average depletion rate per barrel for the year ended December 31, 2017.  The decrease was primarily attributable to the $67.3 million of impairment recorded on our oil and natural gas properties during the year ended December 31, 2018.

Impairment of Oil, Natural Gas and NGL Expense

We recorded an impairment expense on our oil and natural gas properties of $169.2 million for the year ended December 31, 2019 as a result of our quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas.  As of December 31, 2019, the 12-month average prices of oil and natural gas were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas. These prices represent a 15.1% and 16.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2018, which were $65.56 per Bbl of oil and $3.10 per Mcf of natural gas. We recorded an impairment expense on our oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2018 following the expiration of the aforementioned exemption and an impairment expense of $12.6 million was recorded for the three months ended

December 31, 2018 as a result of the Dropdown purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling. As we do not intend to book PUD reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

No impairment expense was recorded for the year ended December 31, 2017. See “Factors Affecting the Comparability of Our Results to the Historical Results of Our Predecessor―Impairment of Oil and Natural Gas Properties” for a discussion regarding the exemption of impairment of oil and natural gas properties for the Partnership for the period from February 8, 2017 to December 31, 2017.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post‑production expense. Marketing and other deductions for the year ended December 31, 2019 were $8.1 million, an increase of $3.4 million from  $4.7 million for the year ended December 31, 2018.  The increase in marketing and other deductions was primarily attributable to the Haymaker Acquisition and the Phillips Acquisition, which represents $1.7 million and $1.1 million respectively, of the overall increase, and to a lesser extent, the Dropdown, which contributed $0.6 million to the increase.

Marketing and other deductions for the year ended December 31, 2018 increased by $3.0 million from $1.7 million for the year ended December 31, 2017.  The increase in marketing and other deductions was primarily attributable to the Haymaker Acquisition, which represents $2.2 million of the overall increase. Also contributing to the increase in marketing and other deductions was the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period, and the year ended December 31, 2018 includes approximately $0.5 million of marketing and other deductions from those acquired interests.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2019 were $22.7 million, an increase of $5.9 million from  $16.8 million for the year ended December 31, 2018.  The increase in general and administrative expenses was primarily attributable to the $4.3 million increase in unit-based compensation expense. The remainder of the increase was primarily attributable to cash general and administrative expenses resulting from the Haymaker Acquisition, the Dropdown and the Phillips Acquisition.

General and administrative expenses for the year ended December 31, 2018 increased by $8.1 million from $8.7 million for the year ended December 31, 2017.  The increase in general and administrative expenses was attributable to costs incurred related to our conversion to a corporation for income tax purposes and a $2.4 million increase in unit-based compensation expense during the year ended December 31, 2018. We also incurred $2.3 million in general and administrative expense directly related to the Transition Services Agreement with Haymaker Services. Additionally, the year ended December 31, 2018 includes the Partnership as a whole compared to the year ended December 31, 2017, when costs prior to February 8, 2017 only include the results of our Predecessor and do not include the results of the Partnership as a whole.

Interest Expense

Interest expense for the year ended December 31, 2019 was $5.8 million as compared to interest expense of $4.1 million for the year ended December 31, 2018.  This increase was due to debt incurred to fund acquisitions in 2018 and 2019, including the Haymaker Acquisition,  acquisitions by the Joint Venture and the acquisition of various mineral and royalty interests in Oklahoma.

Interest expense for the year ended December 31, 2018 increased by $3.3 million as compared to interest expense of $0.8 million for the year ended December 31, 2017. This increase was due to debt incurred to fund acquisitions in 2017 and 2018.

Provision for Income Taxes

We recorded a provision for income taxes of $0.9 million for the year ended December 31, 2019 as a result of a gross income allocation related to the Series A preferred units, which were issued in connection with the Haymaker Acquisition.  Our provision for income taxes was de minimis for the year ended December 31, 2018. We recorded a provision for income taxes due to the change in our income tax status. Prior to the third quarter of 2018, we had no provision for or benefit from income taxes.

Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. As of December 31, 2019, we recorded a full valuation allowance on our deferred tax assets. See Note 12—Income Taxes for further discussion.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings and our primary uses of cash are distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. On July 12, 2018, we entered into an amendment to the 2017 Credit Agreement, increasing commitments under the secured revolving credit facility from $50.0 million to $200.0 million, with an accordion feature permitting aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million (subject to the limitations of our borrowing base, which is currently $300.0 million, and the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders), to be used for general partnership purposes, including working capital and acquisitions, among other things. In connection with the redetermination of the borrowing base in May 2019, total commitments under the Amended Credit Agreement were increased from $200.0 million to $225.0 million. As of February 21, 2020, we had an outstanding balance of $100.7 million under our secured revolving credit facility.

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. Available cash is defined in the limited liability company agreement of the Operating Company, our partnership agreement and in “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Definition of Available Cash.” We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations and fixed charges, tax obligations and reserves for future operating or capital needs that the Board of Directors may determine is appropriate. We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we completed the Haymaker Acquisition by providing equity consideration for the transaction in the form of 10,000,000 common units and funding the cash consideration of the transaction through the net proceeds from the 2018 Preferred Offering and borrowings of $124.0 million under the Amended Credit Agreement, while the Dropdown was financed by providing equity consideration for the transaction in the form of 6,500,000 OpCo common units and an equal number of Class B units, the Phillips Acquisition was financed by providing equity consideration for the transaction in the form of 9,400,000 OpCo common units and an equal number of Class B units and the Buckhorn Acquisition was financed by providing equity consideration for the transaction in the form of 2,169,348 OpCo common units and an equal number of Class B units. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted.

On  February 5, 2020, we paid a quarterly cash distribution on the Series A preferred units of $1.9 million for the quarter ended December 31, 2019.

On February 6, 2020, the Operating Company paid a quarterly cash distribution of $0.387622 to holders of OpCo common units. As to the Partnership, $0.007662 of the distribution corresponds to a tax payment made by us from cash reserves in the fourth quarter of 2019. The fourth quarter 2019 tax payment made by us was generated by a gross income allocation related to the Series A preferred units, which were issued in connection with the Haymaker Acquisition. Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

On February 6, 2020, we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $24,808 for the quarter ended December 31, 2019.

On January 24, 2020, the Board of Directors declared a quarterly cash distribution of $0.38 per common unit for the quarter ended December 31, 2019. The distribution was paid on February 10, 2020 to common unitholders of record as of the close of business on February 3, 2020.

Cash Flows

The following table presents our and our Predecessor’s cash flows for the periods indicated.

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Cash Flow Data:
Net cash provided by operating activities	$80,702,448	$33,202,980	$18,573,481	$186,719
Net cash used in investing activities	(15,590,458)	(200,928,162)	(125,910,708)	(523)
Net cash (used in) provided by financing activities	(66,681,727)	177,873,674	112,962,722	—
Net (decrease) increase in cash	$(1,569,737)	$10,148,492	$5,625,495	$186,196

Operating Activities

Operating cash flow is impacted by many variables, the most significant of which are the changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the year ended December 31, 2019 were $80.7 million, an increase of $47.5 million compared to $33.2 million for the year ended December 31, 2018.  The increase in cash flows provided by operating activities was primarily attributable to the Haymaker Acquisition and Dropdown in the third and fourth quarters of 2018, respectively, and to the Phillips Acquisition and Buckhorn Acquisition in the first and fourth quarters of 2019, respectively.

Cash flows provided by operating activities for the year ended December 31, 2018 increased by $14.4 million compared to $18.8 million for the year ended December 31, 2017.  The increase in cash flows provided by operating activities was primarily attributable to the Haymaker Acquisition and to the full period of production from our properties for the year ended December 31, 2018 compared to the year ended December 31, 2017 when production prior to February 8, 2017 only includes the results of our Predecessor and does not include the results of the Partnership as a whole. Additionally, we had $29.3 million in acquisitions of various mineral and royalty interests throughout the 2017 period and the year ended December 31, 2018 includes approximately $1.6 million in cash flows provided by operating activities from those acquired interests. To a lesser extent, an increase in the price received for oil, natural gas and NGL production also contributed to the increase in cash flow provided by operating activities.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2019 decreased by $185.3 million compared to the year ended December 31, 2018.  For the year ended December 31, 2019, we used $3.0 million to fund capital commitments paid to the Joint Venture, $1.2 million to fund the Phillips Acquisition, $9.9 million to fund the acquisition of various mineral and royalty interests in Oklahoma, $0.5 million in connection with the Buckhorn Acquisition and $1.0 million to fund the remodel of office space. For the year ended December 31, 2018, we used $211.1 million primarily to fund the Haymaker Acquisition and $0.4 million to fund the remodel of office space, partially offset by $10.6 million in proceeds received from the sale of oil and natural gas properties.

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

Financing Activities

Cash flows used in financing activities were $66.7 million for the year ended December 31, 2019,  compared to $177.9 million of cash flows provided by financing activities for the year ended December 31, 2018.  Cash flows used in financing activities for the year ended December 31, 2019 consist of $78.8 million of distributions paid to holders of common units and OpCo common units,  Series A preferred units and Class B units,  $0.7 million of issuance costs paid on Series A preferred units and $0.3 million paid in connection with the redemption of Class B units, partially offset by $12.8 million of additional borrowings under our secured revolving credit facility and $0.5 million in contributions from our Class B unitholders. Cash flows provided by financing activities for the year ended December 31, 2018 consist of $124.4 million of additional borrowings under our secured revolving credit facility, $103.4 million in net proceeds from the 2018 Preferred Offering, $61.8 million in net proceeds from the 2018 Equity Offering and $1.0 million in contributions from our Class B unitholders, partially offset by $41.0 million of distributions paid to holders of common units, Series A preferred units and Class B units,  $67.9 million of repayments on our secured revolving credit facility and $3.4 million paid in loan origination costs.

Cash flows provided by financing activities for the year ended December 31, 2018 increased by $64.9 million compared to $113.0 million for the year ended December 31, 2017. During the year ended December 31, 2017, we received $96.2 million in proceeds from our IPO, borrowed $30.8 million, paid a distribution to holders of common units of $13.8 million and paid loan origination costs of $0.3 million.

Capital Expenditures

During the year ended December 31, 2019, we paid approximately $1.2 million in connection with the Phillips Acquisition,  $9.9 million in connection with the acquisition of various mineral and royalty interests in Oklahoma and $0.5 million in connection with the Buckhorn Acquisition. During the year ended December 31, 2018, we paid approximately $211.1 million for the acquisition of oil and gas mineral and royalty properties, primarily in connection with the Haymaker Acquisition. During the period from February 8, 2017 to December 31, 2017, we acquired mineral and royalty interests from the Contributing Parties for common units with a total value at the IPO of $169.1 million and $96.2 million in cash. Additionally, we spent an aggregate amount of $29.3 million for the acquisition of various mineral and royalty interests.

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

Pursuant to the Credit Agreement Amendment, aggregate commitments under the Amended Credit Agreement were increased to $200.0 million providing for maximum availability of $200.0 million. The borrowing base will be redetermined semiannually on November 1 and May 1 of each year based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries. In connection with the May redetermination, total commitments under the Amended Credit Agreement were increased from $200.0 million to $225.0 million and the borrowing base was increased from $200.0 million to $300.0 million. In connection with the November 1, 2019 redetermination under the Amended Credit Agreement, the borrowing base was reaffirmed at $300.0 million and total commitments will remain at $225.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base and the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of December 31, 2019, we had outstanding borrowings of $100.1 million under the secured revolving credit facility and $124.9 million of available capacity (or approximately $199.9 million if aggregate commitments were equal to our current borrowing base).

For additional information on our Amended Credit Agreement, please read Note 7―Long-Term Debt to the consolidated financial statements included in Item 8 of this Annual Report.

Off-Balance Sheet Arrangements

As of December 31, 2019,  we did not have any off-balance sheet arrangements other than certain short-term operating leases.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

		Less than			More than 5
	Total	1 year	1‑3 years	3‑5 years	years
Long-term debt	$100,135,477	$—	$100,135,477	$—	$—
Operating leases	4,622,449	474,334	957,265	966,902	2,223,948
Total	$104,757,926	474,334	$101,092,742	$966,902	$2,223,948

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes. Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. We currently expect that (i) we will pay no material federal income taxes through 2021 (no more than approximately 5% of estimated pre-tax distributable cash flow), and (ii) substantially all distributions (more than 95%) paid to our common unitholders will not be taxable dividend income through 2021.

Distributions in excess of the amount taxable as dividend income will reduce a common unitholder's tax basis in its common units or produce capital gain to the extent they exceed a common unitholder's tax basis. Any reduced tax basis will increase a common unitholder's capital gain when it sells its common units. The estimates described above are the result of certain non-cash expenses (principally depletion) substantially offsetting our taxable income and tax "earnings and profits." Our estimates of the tax treatment of earnings and distributions are based upon assumptions regarding the capital structure and earnings of the Operating Company, our capital structure, the amount of the earnings of the Operating

Company allocated to us and production from the assets that we expect to acquire upon the closing of the Springbok Acquisition. Many factors may impact these estimates, including changes in drilling and production activity, commodity prices, future acquisitions or changes in the business, economic, regulatory, legislative, competitive or political environment in which we operate. These estimates are based on current tax law and tax reporting positions that we have adopted and with which the Internal Revenue Service could disagree. These estimates are not fact and should not be relied upon as being necessarily indicative of future results, and no assurances can be made regarding these estimates. You are encouraged to consult with your tax advisor on this matter. Please read the section entitled “Risk Factors—Tax Risks” elsewhere in this Annual Report.

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

Oil, Natural Gas and NGL Reserve Quantities and Standardized Measure of Future Net Revenue

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

There are numerous uncertainties inherent in estimating quantities of proved oil, natural gas and NGL reserves. Oil, natural gas and NGL reserve engineering is a subjective process of estimating underground accumulations of oil, natural gas and NGLs that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil, natural gas and NGLs that are ultimately recovered. Additionally, we do not intend to book PUD reserves going forward.

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

Impairment

The net capitalized costs of proved oil, natural gas and NGL properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. Estimated future net revenues are calculated as estimated future revenues from oil, natural gas and NGL properties less production taxes, ad valorem taxes and gas marketing expenses. To the extent capitalized costs of evaluated oil, natural gas and NGL properties, net of accumulated depreciation, depletion, amortization, impairment and deferred income taxes exceed the discounted future net revenues of proved oil, natural gas and NGL reserves, less any related income tax effects, the excess capitalized costs are charged to expense. In calculating future net revenues, prices are calculated as the average oil, natural gas and NGL prices during the preceding 12‑month period prior to the end of the current reporting period, determined as the unweighted arithmetic average first‑day‑of‑the‑month prices for the prior 12‑month period and costs used are those as of the end of the reporting period.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on results of operations for the period from January 1, 2017 through December 31, 2019.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2019, we had one counterparty, which is also a lender under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. During the years ended December 31, 2019 and 2018,  our top purchaser accounted for approximately 6.0% and  10%, respectively, of our oil, natural gas and NGL revenues. During the period from February 8, 2017 to December 31, 2017, one purchaser accounted for approximately 14% of our oil, natural gas and NGL revenues. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of December 31, 2019, we had total borrowings outstanding under our secured revolving credit facility of $100.1 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $1.0 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

Item 8. Financial Statements and Supplementary Data

The Partnership’s consolidated financial statements required by this item are included in this Annual Report beginning on page F‑1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that, due to the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2019.

Despite the material weakness described below, our General Partner’s principal executive officer and principal financial officer concluded that the consolidated financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our General Partner’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our General Partner’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that due to the material weakness described below, our internal controls over financial reporting were not effective as of December 31, 2019.

We failed to maintain an effective control environment because we lacked sufficient oversight of the full cost ceiling calculation, which is a component of our financial reporting requirements. During the preparation of our consolidated financial statements there was a current period error identified by the external auditors and management that resulted in a material audit adjustment. Management determined that certain clerical errors that were made in the calculation of the income tax effect in connection with our full cost ceiling limitation test indicated that the full cost ceiling limitation calculation did not operate at a level of precision sufficient to prevent or detect a material misstatement. This material weakness could have resulted in a misstatement in our disclosure, including a misstatement in the annual consolidated financial statements, if it was not discovered and appropriately adjusted for in the process of preparing this Annual Report.

Status of Remediation Efforts

Management is in the process of remediating the internal control weakness related to the full cost ceiling analysis, as described above, by installing redundant levels of review of the full cost ceiling calculation prior to review by our independent registered public accounting firm. We anticipate remediation of this material weakness as of March 31, 2020. Nevertheless, we may continue to report the above material weakness while evaluating the sufficiency of newly established procedures and controls.

An appropriate audit adjustment was made to our annual consolidated financial statements included in this Annual Report because the material weakness was discovered in the process of preparing this Annual Report.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for the executive officers, directors and director nominees of our General Partner as of December 31, 2019. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board of Directors. Messrs. R. Ravnaas and D. Ravnaas are father and son, respectively, and Messrs. Fortson and Wynne are father‑in‑law and son‑in‑law, respectively.

Name	Age	Position With Our General Partner
Robert D. Ravnaas	62	Chief Executive Officer and Chairman of the Board of Directors
R. Davis Ravnaas	34	President and Chief Financial Officer
Matthew S. Daly	47	Chief Operating Officer
R. Blayne Rhynsburger	33	Controller
Brett G. Taylor	59	Executive Vice Chairman of the Board of Directors
Ben J. Fortson	87	Director
T. Scott Martin	69	Director
Mitch S. Wynne	61	Director
William H. Adams III	61	Independent Director
Craig Stone	56	Independent Director
Erik B. Daugbjerg	50	Independent Director

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

Brett G. Taylor. Brett G. Taylor was appointed as Executive Vice Chairman of the Board of Directors in November 2015. Mr. Taylor has over 34 years of experience in the oil and gas industry as a petroleum landman. He began his career at Texas Oil and Gas Corporation from 1982 to 1985. He then spent thirteen years at Fortson Oil Company, where he served as Land Manager and Vice President—Land from 1985 to 1998. In 1998, Mr. Taylor co‑founded, with Joe B. Neuhoff, Neuhoff‑Taylor Royalty Company and began acquiring producing royalties and minerals. He has also served as President and Chief Executive Officer of various private companies since 1998, and certain of such companies are Contributing Parties. Mr. Taylor has a Bachelor of Business Administration—Petroleum Land Management degree from the University of Texas at Austin and is a member of the American Association of Professional Landmen. Mr. Taylor was selected to serve as a director because of his broad knowledge of land management, oil and gas title, due diligence and related matters.

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

T. Scott Martin. T. Scott Martin was appointed as a director of our General Partner in November 2015. Mr. Martin served as Chief Executive Officer of our Predecessor since July 2014 until our IPO. Mr. Martin has served as Chief Executive Officer and Chairman of EE3 LLC since 2013. He has also served as Chairman of the board of directors of Rivercrest Royalties Holdings II, LLC and/or its predecessor, Rivercrest Royalties II, LLC, since July 2015. He has over 40 years of experience in the oil and gas industry. Mr. Martin founded Ellora Energy LLC in 1995 and was Chairman and Chief Executive Officer of Ellora Energy Inc. from 2002 to 2010. Before that, he was Chief Operating Officer of Alta Energy Corporation from 1992 to 1994, Chief Executive Officer of TPEX Exploration, Inc. from 1990 to 1992 and a consulting engineer at BWAB, Inc. from 1985 to 1990. Mr. Martin began his career in the oil and gas industry in 1979 at Amoco Production Company. Mr. Martin has a Bachelor of Arts degree in Biology from Colorado College and a degree in Chemical Engineering from the University of Colorado at Boulder. He is a member of the Society of Petroleum Engineers and the Independent Petroleum Association of America. Mr. Martin was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

Mitch S. Wynne. Mitch S. Wynne was appointed as a director of our General Partner in November 2015. He has been President and owner of Wynne Petroleum Co. since 1992. Mr. Wynne has been engaged in the oil and gas industry for 36 years. In 2013, he founded MSW Royalties, LLC, a Contributing Party, where he serves as manager. Mr. Wynne served on the board of Inspire Insurance Solutions from 1997 to 2002, Millers Mutual Insurance in 1997 and the All Saints’ Episcopal School from 1994 to 1996. He has also served on the board of the Union Gospel Mission in Fort Worth since 2010. Mr. Wynne has a Bachelor of Arts degree in Political Science from Washington and Lee University. Mr. Wynne was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during fiscal year 2019 all our directors, executive officers and persons who beneficially own more than 10 percent of a registered class of our equity securities complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except that Form 4 transactions were reported late on Form 4 filings by each of Peter Alcorn, R. Blayne Rhynsburger and Jeff McInnis, in each case to report the withholding of common units to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted units and a Form 4 transaction was reported late on a Form 4 by Brett G. Taylor to report a purchase of common units by the Billy R. Joyce C. Taylor Trust for which Mr. Taylor serves as a co-trustee.

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

Item 11. Executive Compensation and Other Information

Compensation Discussion and Analysis

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act. This Compensation Discussion and Analysis (“CD&A”) describes the rationale and policies with regard to the compensation of our named executive officers (“Named Executive Officers” or “NEOs”) for the year ended December 31, 2019. As an emerging growth company, our NEOs include the Chief Executive Officer and our other two most highly compensated officers. Our Named Executive Officers for the year ended December 31, 2019 include:

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

Overview of Our Executive Compensation Program

Our General Partner has the sole responsibility for conducting our business and for managing our operations, and its executive officers and the Board of Directors make decisions on our behalf. We do not directly employ any of the persons responsible for managing our business. Our General  Partner’s executive officers manage and operate our business as part of the services provided by Kimbell Operating to our General Partner under a management services agreement. All of our General Partner’s executive officers and other employees necessary to operate our business are employed and compensated by Kimbell Operating or an entity with which Kimbell Operating arranges for the provision of services. The compensation for all our executive officers is indirectly paid by us pursuant to the management services agreement with Kimbell Operating as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Neither Kimbell Operating nor any affiliated entity has entered into any employment agreement with any of its executive officers.

The Partnership’s Conflicts and Compensation Committee adopted an annual review process for our executive compensation program. The most recent review of our executive compensation program was conducted in December 2019. This annual review process allows us to adjust our position based on market conditions and our business strategy to provide continual alignment between our compensation philosophy and corporate objectives.

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

Later in the year and into 2019,  Pearl Meyer worked with management of the General Partner and the Conflicts and Compensation Committee, including outside counsel to assist in the development of formal measures for our long-term plan and reviewed both the long and the short-term incentive plans and assisted in certain modifications to the long-term incentive program. Both plans have quantitative measures directly linked to the desired financial and operational goals to the NEOs pay opportunities.

Key Components of Our Executive Compensation Program and Compensation Mix

Our executive compensation program is a traditional structure that has been customized to align with our business and organizational objectives. We annually evaluate the various components of our compensation program relative to the competitive market. Our compensation and benefit programs for the years ended December 31, 2019 and 2018 consisted of the following key components, which are described in greater detail below:

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

The table below presents the annual compensation of our Named Executive Officers for the years ended December 31, 2019 and 2018.

			Short-Term	Long-Term	Other
Name	Year	Salary	Incentive Bonus (1)	Restricted Units (1)(2)	Compensation (3)	Total
Robert D. Ravnaas	2019	$575,000	$—	$—	$371,072	$946,072
Chairman and Chief Executive Officer	2018	$300,000	$300,000	$4,221,724	$303,048	$5,124,772

R. Davis Ravnaas	2019	$550,000	$—	$—	$266,992	$816,992
President and Chief Financial Officer	2018	$275,000	$275,000	$2,826,549	$104,145	$3,480,694

Matthew S. Daly	2019	$450,000	$—	$—	$161,183	$611,183
Chief Operating Officer	2018	$250,000	$220,000	$1,652,896	$26,720	$2,149,616

(1)	Beginning in 2019, NEOs will receive their STI Bonus and long-term incentive restricted units in the first quarter of the following year, subsequent to year-end results.
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

(3)	Amounts reflected in other compensation are presented in the table below:

		Management	Distributions
		Services	on Long-Term	401(k) Matching	Total Other
Name	Year	Agreement (i)	Restricted Units	Contributions	Compensation
Robert D. Ravnaas	2019	$—	$357,072	$14,000	$371,072
	2018	$130,000	$163,048	$10,000	$303,048

R. Davis Ravnaas	2019	$—	$252,992	$14,000	$266,992
	2018	$—	$94,812	$9,333	$104,145

Matthew S. Daly	2019	$—	$147,183	$14,000	$161,183
	2018	$—	$18,797	$7,923	$26,720

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

Short-Term Incentive Bonuses

The STI Bonuses provide our NEOs with an incentive in the form of an annual cash bonus to achieve our overall qualitative business goals. For the 2019 fiscal year, Messrs. Robert D. Ravnaas’, R. Davis Ravnaas’ and Matthew S. Daly’s annual target bonus amount will range from 100% to 150% of their respective salaries. For the 2019 fiscal year, annual bonuses will be paid in the first quarter of 2020 and will be based on the factors noted below. For the 2018 fiscal year, Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly had an annual target bonus amount of $300,000, $275,000 and $220,000, respectively. The actual amounts of Messrs. Robert D. Ravnaas’, R. Davis Ravnaas’ and Matthew S. Daly’s annual bonuses are determined by the Conflicts and Compensation Committee in its sole discretion and may be higher or lower than their target amounts.

Bonuses for each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly are based on their target bonus, qualitative performance and other discretionary factors, including achievement of strategic objectives, goals in compliance and ethics and teamwork within the Partnership. A variety of qualitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor being determinative to the overall bonus decision. The factors considered by the Conflicts and Compensation Committee in connection with Messrs. Robert D. Ravnaas’, R. Davis Ravnaas’ and Matthew S. Daly’s bonuses are discussed in more detail below.

In making the bonus determinations for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, other post-performance evaluation criteria taken into account include performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure and investment and cost-savings initiatives. Non-financial factors considered also included, among other items, providing strategic leadership and direction for the Partnership, including corporate governance matters, managing the strategic direction of the Partnership, increasing operational efficiency, expanding our asset base and communicating to investors and other important constituencies.

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

Long-Term Incentive Awards

In connection with the new guidelines developed following the benchmark process with Pearl Meyer, as discussed above, management determined no annual long-term incentive awards would be granted to our executive officers in 2019. Beginning in 2020, and continuing in subsequent years, long-term incentive awards will have quantitative measures directly linked to the desired financial and operational goals and will be granted once annually in the first quarter of each year,  subsequent to year-end results.

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

The following table reflects information regarding outstanding unvested restricted units held by our NEOs as of December 31, 2019.

	Unit Awards
	Number of	Market Value of
	Restricted Units that	Restricted Units that
Name	have not vested (1)	have not vested (2)
Robert D. Ravnaas	163,933	$2,786,861
R. Davis Ravnaas	113,195	$1,924,315
Matthew S. Daly	63,598	$1,081,166

(1)

The NEO’s outstanding restricted units will generally vest in accordance with the schedule set forth above under “Long-Term Incentive Awards” so long as the NEO remains employed by the Partnership or one of its affiliates through such dates.

(2)	Reflects the market value of our common units computed based on the closing price, $17.00, of our common units on December 31, 2019.

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

Change of Control

If the participant remains in service as of the date of a change in control, any unvested restricted units will be vested as of the date of such change in control. A change in control is defined as, and will be deemed to have occurred upon, the occurrence of one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than the General Partner or its affiliates,  will become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Partnership; (ii) the limited partners of the Partnership approve, in one or a series of transactions, a plan of complete liquidation of the Partnership; (iii) the sale or other disposition by either the Partnership of all or substantially all of its assets in one or more transactions to any person other than the Partnership or an affiliate of the Partnership; or (iv) a transaction resulting in a person other than the Partnership or an affiliate of the Partnership being the general partner of the Partnership.

Termination of Employment or Service

The consequences of the termination of a participant’s employment, consulting arrangement or membership on the Board of Directors will be determined by the committee in the terms of the relevant award agreement.

Director Compensation

Officers or employees of the Partnership who also serve as directors of our General Partner will not receive additional compensation for such service. Each director of our General Partner who is not employed by Kimbell Operating or engaged by Kimbell Operating through a management services agreement (a “non-employee director”) receives the following cash compensation:

•	(i) for a non-independent director, an annual base retainer fee of $60,000 per year or (ii) for an independent director, an annual base retainer fee of $80,000 per year, and
•	an additional retainer of $15,000 per year for an independent director who serves as a member of the Audit Committee or the Conflicts and Compensation Committee.

In addition to cash compensation, our non-employee directors receive annual equity-based compensation under the LTIP. No long-term incentive awards were granted to our non-employee directors in 2019. Beginning in 2020, and continuing in subsequent years, long-term incentive awards will be granted once annually in the first quarter of each year.

All retainers are paid in cash on a quarterly basis in arrears. Our non-employee directors do not receive any meeting fees, but each director is reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board of Directors or its committees.

The following table provides information concerning the compensation of our directors who are not NEOs for the year ended December 31, 2019.

			All Other
Name	Fees Earned	Unit Awards (6)	Compensation	Total
William H. Adams III (1)	$95,000	$—	$—	$95,000
Erik Daugbjerg (1)	$95,000	$—	$—	$95,000
Ben J. Fortson (2)	$—	$—	$—	$-
T. Scott Martin (3)	$60,000	$—	$—	$60,000
Craig Stone (1)	$95,000	$—	$—	$95,000
Brett G. Taylor (4)	$—	$—	$526,855	$526,855
Mitch S. Wynne (5)	$—	$—	$120,000	$120,000

(1)

Mr. Adams’, Mr. Daugbjerg’s and Mr. Stone’s Fees Earned include the annual cash retainer fee and committee member fees for each non-employee director, as more fully explained above. Mr. Adams, Mr. Daugbjerg and Mr. Stone each have 9,317 unvested restricted units outstanding as of December 31, 2019.

(2)	Mr. Fortson has 61,931 unvested restricted units outstanding as of December 31, 2019.
(3)

Mr. Martin’s Fees Earned includes the annual cash retainer fee for each non-employee director, as more fully explained above. Mr. Martin has 7,054 unvested restricted units outstanding as of December 31, 2019.

(4)

Mr. Taylor’s All Other Compensation consists of the payments made to Taylor Companies Mineral Management, LLC (“Taylor Companies”) as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Taylor has 124,011 unvested restricted units outstanding as of December 31, 2019.

(5)

Mr. Wynne’s All Other Compensation consists of payments made to K3 Royalties, LLC (“K3 Royalties”) as described in  “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Wynne has 61,931 unvested restricted units outstanding as of December 31, 2019.

(6)

In connection with the new guidelines developed following the benchmark process with Pearl Meyer, as discussed above, management determined no annual long-term incentive awards would be granted to our non-employee directors in 2019. Beginning in 2020, and continuing in subsequent years, long-term incentive awards will have quantitative measures directly linked to the desired financial and operational goals and will be made once annually in the first quarter of each year,  subsequent to year-end results.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding the beneficial ownership of our common units and Class B units as of February 21, 2020 by:

•	each unitholder known by us to beneficially hold 5% or more of our common units;
•	each of our General Partner’s directors and executive officers; and
•	all of our General Partner’s directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address for each beneficial owner listed below is 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.

				Percentage of
			Common Units	Common Units
	Common	Class B	Beneficially	Beneficially
Name of Beneficial Owner	Units	Units	Owned (1)	Owned (1)
Kimbell Art Foundation (2)	—	5,135,020	5,135,020	9.5%
EIGF Aggregator III LLC (3)	3,897,483	—	3,897,483	7.2%
Rivercrest Capital Partners LP (4)	—	2,813,179	2,813,179	5.2%
PEP II Holdings, LLC (5)(7)	—	3,318,200	3,318,200	6.1%
PEP III Holdings, LLC (6)(8)	—	5,358,000	5,358,000	9.9%
Directors and Officers
Robert D. Ravnaas (9)	542,834	263,380	806,214	1.5%
R. Davis Ravnaas (10)	184,616	263,380	447,996	*	%
Matthew S. Daly (11)	96,829	—	96,829	*	%
Blayne Rhynsburger (12)	18,726	—	18,726	*	%
Brett G. Taylor (13)	385,388	—	385,388	*	%
Ben J. Fortson (14)	162,301	5,135,020	5,297,321	9.8%
Mitch S. Wynne (15)	179,460	—	179,460	*	%
T. Scott Martin (16)	32,252	263,380	295,632	*	%
William H. Adams III (17)	37,154	—	37,154	*	%
Craig Stone	15,882	—	15,882	*	%
Erik B. Daugbjerg	26,478	—	26,478	*	%
All directors and executive officers as a group (11 persons)	1,681,920	5,925,160	7,607,080	14.1%

*Less than 1%

(1)	Assumes the full exchange of all outstanding OpCo common units and Class B units for common units.
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

(3)

EIGF Aggregator LLC (“EIGF Aggregator”) is the managing member of EIGF Aggregator III. KKR Energy Income and Growth Fund I L.P. (“KKR Energy Income”) is the managing member of EIGF Aggregator. KKR Energy Income and Growth Fund I TE L.P. (“KKR Energy Income TE”) is the sole member of TE Drilling Aggregator, and KKR Associates EIGF TE L.P. (“KKR Associates TE”) is the general partner of KKR Energy Income TE. KKR Associates EIGF L.P. ("KKR Associates") is the general partner of KKR Energy Income. KKR EIGF LLC (“KKR EIGF”) is the general partner of KKR Associates and the general partner of KKR Associates TE. KKR Upstream Associates LLC (“KKR Upstream Associates”) is the sole member of KKR EIGF. KKR Fund Holdings L.P. (“KKR Fund Holdings”) and KKR Upstream LLC (“KKR Upstream”) are the members of KKR Upstream Associates. KKR Fund Holdings is the sole member of KKR Upstream. KKR Fund Holdings GP Limited (“KKR Fund Holdings GP”) is a general partner of KKR Fund Holdings. KKR Group Holdings Corp. (“KKR Group Holdings”) is the sole shareholder of KKR Fund Holdings GP and a general partner of KKR Fund Holdings. KKR & Co. Inc. (“KKR & Co.”) is the sole shareholder of KKR Group Holdings. KKR Management LLC (“KKR Management”) is the controlling shareholder of KKR & Co. Messrs. Kravis and Roberts are the designated members of KKR Management. As such, each of the above may be deemed the beneficial owners having shared voting and investment power with respect to all or a portion of the securities held by EIGF Aggregator III and TE Drilling Aggregator. The principal business address of each of the entities and persons identified in this paragraph, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019. The principal business address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(4)

Rivercrest Capital Partners LP (the “Fund”) directly owns the reported securities. Rivercrest Capital Management LLC (“RCM”) is the manager of the Fund pursuant to a management agreement with the Fund. Rivercrest Holding LP (“RHLP”) is the sole member of RCM. Rivercrest Capital GP (“RCGP”) is the general partner of the Fund and RHLP. Through these relationships, each of RCM, RHLP and RCGP may be deemed to have the power to vote or direct the vote or to dispose or direct the disposition of the securities owned by the Fund. The principal business address for each of the Fund, RCM, RHLP and RCGP is 777 Taylor Street, Suite 810, Fort Worth, TX 76102. Messrs. T. Scott Martin, Robert D. Ravnaas, and R. Davis Ravnaas are the managing members of RCGP. Mr. Martin is also a member of the Board of Directors. Mr. R. Ravnaas is also the Chief Executive Officer and Chairman of the Board of Directors. Mr. D. Ravnaas is also the President and Chief Financial Officer of the General Partner. None of Messrs. R. Ravnaas, D. Ravnaas or Martin has voting or investment power with respect to the reported securities. Each of Messrs. R. Ravnaas, D. Ravnaas and Martin disclaims beneficial ownership of any common units issuable upon exchange by the Fund of its OpCo common units and Class B units, except to the extent of his pecuniary interest therein.

(5)

EnCap Partners GP, LLC, a Delaware limited liability company (“EnCap Partners GP”), is the sole general partner of EnCap Partners, LP, a Delaware limited partnership, which is the managing member of EnCap Investments Holdings, LLC, a Delaware limited liability company, which is the sole member of EnCap Investments GP, L.L.C., a Delaware limited liability company, which is the general partner of EnCap Investments L.P., a Delaware limited partnership, which is the general partner of EnCap Equity Fund VI GP, L.P., a Texas limited partnership (“EnCap Fund VI GP”), EnCap Equity Fund VII GP, L.P., a Texas limited partnership, and EnCap Equity Fund VIII GP, L.P., a Texas limited partnership, which are the general partners of EnCap Energy Capital Fund VI, L.P., a Texas limited partnership (“EnCap Fund VI”), EnCap Energy Capital Fund VII, L.P., a Texas limited partnership (“EnCap Fund VII”), and EnCap Energy Capital Fund VIII, L.P., a Texas limited partnership (“EnCap Fund VIII”), respectively. Additionally, EnCap Fund VI GP is the general partner of EnCap Energy Capital Fund VI-B, L.P., a Texas limited partnership, which is the sole member of EnCap VI-B Acquisitions GP, LLC, a Delaware limited liability company, which is the general partner of EnCap VI-B Acquisitions, L.P., a Texas limited partnership (“EnCap VI-B”). The securities reported above as beneficially owned by the Phillips Sellers may be distributed by the Phillips Sellers to each of their members in accordance with the terms of their respective limited liability company agreements. The principal business address of the Phillips Sellers and each of the entities identified in this paragraph is 1100 Louisiana Street, Suite 4900, Houston, Texas 77002.

(6)

EnCap Fund VI and EnCap VI B are the managing members of Phillips I. Therefore, EnCap Partners GP, EnCap Fund VI and EnCap VI B may be deemed to beneficially own all of the reported securities that are deemed to be beneficially owned by Phillips I. Each of EnCap Partners GP, EnCap Fund VI and EnCap VI B disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein, and this statement shall not be deemed an admission that it is the beneficial owner of the reported securities for the purposes of Section 13(d) of the Exchange

Act or any other purpose. 36,190 or 5% of the 723,800 OpCo common units and an equivalent number of Class B units are held in escrow pursuant to an Escrow Agreement, dated as of March 25, 2019 (the “Phillips Escrow Agreement”), among us, the Phillips Sellers and Citibank, N.A., as escrow agent, pending the outcome of potential claims for indemnification by us against the Phillips Sellers.

(7)

EnCap Fund VII is the managing member of Phillips II. Therefore, EnCap Partners GP and EnCap Fund VII may be deemed to beneficially own all of the reported securities that are deemed to be beneficially owned by Phillips II. Each of EnCap Partners GP and EnCap Fund VII disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein, and this statement shall not be deemed an admission that it is the beneficial owner of the reported securities for the purposes of Section 13(d) of the Exchange Act or any other purpose. 165,910 or 5% of the 3,318,200 OpCo common units and an equivalent number of Class B units are held in escrow pursuant to the Phillips Escrow Agreement pending the outcome of potential claims for indemnification by us against the Phillips Sellers. Additionally, 42,081 OpCo common units and an equivalent number of Class B units are held in escrow pending the outcome of ongoing litigation involving certain of the Acquired Phillips Subsidiaries.

(8)

EnCap Fund VIII is the managing member of Phillips III. Therefore, EnCap Partners GP and EnCap Fund VIII may be deemed to beneficially own all of the reported securities that are deemed to be beneficially owned by Phillips III. Each of EnCap Partners GP and EnCap Fund VIII disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein, and this statement shall not be deemed an admission that it is the beneficial owner of the reported securities for the purposes of Section 13(d) of the Exchange Act or any other purpose. 267,900 or 5% of the 5,358,000 OpCo common units and an equivalent number of Class B units are held in escrow pursuant to the Phillips Escrow Agreement pending the outcome of potential claims for indemnification by us against the Phillips Sellers. Additionally, 9,709 OpCo common units and an equivalent number of Class B units are held in escrow pending the outcome of ongoing litigation involving certain of the Acquired Phillips Subsidiaries.

(9)

Robert D. Ravnaas is a partner or member in certain entities that directly or indirectly hold, in the aggregate, approximately 442,876 common units and 3,076,559 Class B units. Mr. R. Ravnaas may be deemed to have voting or investment power with respect to 201,383 common units and 263,380 Class B units held by such entities. Mr. R. Ravnaas has a pecuniary interest in an aggregate of approximately 149,298 common units and 15,110 Class B units based on his ownership interest in such entities, and Mr. R. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(10)

R. Davis Ravnaas is a partner or member in certain entities that hold, directly or indirectly, in the aggregate, approximately 266,618 common units and 3,076,559 Class B units. Mr. D. Ravnaas may be deemed to have voting or investment power with respect to 263,380 Class B units held by such entities. Mr. D. Ravnaas has a pecuniary interest in an aggregate of approximately 34,243 common units and 15,110 Class B units based on his ownership interest in such entities, and Mr. D. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

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

(12)

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

(13)

Brett G. Taylor is a partner in, member of or sole trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 165,689 common units, and Mr. Taylor may be deemed to have voting or investment power with respect to such common units. Mr. Taylor has a pecuniary interest in an aggregate of approximately 130,505 common units based on his ownership interest in such entities, and Mr. Taylor disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(14)

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

(16)

T. Scott Martin is a member in certain entities that directly or indirectly hold, in the aggregate, approximately 136,268 common units and 3,076,559 Class B units. Mr. Martin has voting or investment power with respect to 12,100 common units and 263,380 Class B units held by such entities. Mr. Martin has a pecuniary interest in approximately 12,100 common units and 15,110 Class B units based on his ownership interest in such entities, and Mr. Martin disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(17)	Bill Adams has pledged approximately 27,837 common units as collateral for a margin account with a bank.

In July 2018, in connection with the closing of the Haymaker Acquisition, we completed the private placement of 110,000 Series A preferred units to certain affiliates of Apollo Global Management, LLC (the “Series A Purchasers”). On February 12, 2020, we completed the redemption of 55,000 Series A preferred units, representing 50% of the then-outstanding Series A preferred units.  The below table sets forth the beneficial ownership of our Series A preferred units as of February 21, 2020 by each unitholder known by us to beneficially hold 5% or more of our Series A preferred units. The Series A Purchasers collectively hold all of the Series A preferred units.

	Series A	Percentage of
	Preferred Units	Series A
	Beneficially	Preferred Units
Name of Beneficial Owner (1)	Owned	Owned
AHVF Intermediate Holdings, L.P.	30,140	54.8%
AP KRP Credit Intermediate, LLC	6,655	12.1%
ATCF SPV, LLC	6,655	12.1%

(1)The address for each beneficial owner in this table is 9 West 57th Street, 37th Floor, New York, New York 10019. We have been advised that Joseph D. Glatt, as vice president of one or more affiliates and/or funds or separate accounts managed by Apollo Credit Management, LLC and/or its affiliates, has the power to vote or dispose of the securities.

The below table sets forth the beneficial ownership of the equity interests in our General Partner as of February 21, 2020:

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

Equity Compensation Plan Information

In connection with the consummation of our IPO on February 3, 2017, the Board of Directors adopted the LTIP.  On September 23, 2018, the General Partner entered into the First Amendment to the LTIP (the “LTIP Amendment”), which increased the number of common units eligible for issuance under the LTIP by 2,500,000 common units for a total of 4,541,600 common units. The following table provides certain information with respect to this plan as of December 31, 2019:

Number of
	Securities to be	Weighted	Number of Securities
	Issued Upon	-Average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants	Warrants and	Securities Reflected in
	and Rights(1)	Rights(2)	Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	—	3,313,094
Equity compensation plans not approved by unitholders	—	—	—
Total	—	—	3,313,094

(1)

The long-term incentive plan currently permits the grant of awards covering an aggregate of 4,541,600 units of which, 1,228,506 restricted and common units have been granted. Because these awards have already resulted in the issuance of common units (whether or not restricted), they are not included in column (a).

Director Independence

Because we are a publicly traded partnership, the NYSE does not require our Board of Directors to have a majority of independent directors. For a discussion of the independence of our Board of Directors, please read “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

As of February 21, 2020, Kimbell Holdings owns 30,000 common units, representing 0.06% of our limited partner interests outstanding. In addition, Kimbell Holdings owns a 100.0% membership interest in the General Partner, which owns a non-economic general partner interest in us. Messrs. R. Ravnaas and Taylor each own a 33.33% interest in Kimbell Holdings, and Messrs. Wynne and Fortson each own a 16.67% interest in Kimbell Holdings. Kimbell Holdings and each of the Sponsors may be deemed to be a “parent” by virtue of their control over the General Partner. Please read “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for more information relating to each Sponsor’s beneficial ownership in us and the General Partner.

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

On July 30, 2018, we filed a registration statement on Form S-3 (the “Haymaker Form S-3”) to satisfy, in part, certain rights and obligations under the Haymaker Registration Rights Agreement. Prior to the effectiveness, the Haymaker Form S-3 was amended on September 19, 2018. The Haymaker Form S-3 was subsequently declared effective by the SEC on September 21, 2018.

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

On January 29, 2019, we filed a registration statement on Form S-3 (the “Dropdown Form S-3”) to satisfy, in part, certain rights and obligations under the Dropdown Registration Rights Agreement. Prior to the effectiveness, the Dropdown Form S-3 was amended on March 18, 2019, and March 19, 2019, and the Dropdown Form S-3 was declared effective by the SEC on March 21, 2019.

Phillips Registration Rights Agreement

In connection with the closing of the Phillips Acquisition, on March 25, 2019, we entered into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Phillips Sellers, the Haymaker Holders, the Series A Purchasers and certain of the Dropdown Sellers. The Amended and Restated Registration Rights Agreement amended and consolidated the Haymaker Registration Rights Agreement and the Dropdown Registration Rights Agreement.

Pursuant to the terms of the Amended and Restated Registration Rights Agreement, we are obligated to, among other things, prepare a shelf registration statement or an amendment to our existing shelf registration statement, in either event, with respect to the resale of our common units issued or issuable upon the exchange of the OpCo common units and a corresponding number of Class B units issued in connection with the Haymaker Acquisition, the Dropdown and the Phillips Acquisition.

On April 23, 2019, we filed a registration statement on Form S-3 (the “Phillips Form S-3”) to satisfy, in part, certain rights and obligations under the Amended and Restated Registration Rights Agreement. Prior to the effectiveness, the Phillips Form S-3 was amended on May 17, 2019. The Phillips Form S-3 was subsequently declared effective by the SEC on May 23, 2019.

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

Management Services Agreements

Management Services Agreement with Kimbell Operating

In connection with the closing of our IPO, we entered into a management services agreement with Kimbell Operating, pursuant to which Kimbell Operating provides management, administrative, operational and acquisition services to us, including via the services agreements with the Sponsor Managers and the Non‑Sponsor Managers (each as defined below). The management services agreement with Kimbell Operating is under terms and conditions similar to those described below in “—Services Agreements with Our Sponsors” and “—Other Services Agreements,” except that neither party to the agreement may terminate unless all of the services agreements with the Sponsor Managers and the Non‑Sponsor Managers have terminated. During the years ended December 31, 2019, 2018 and 2017, we paid to Kimbell Operating services fees equal to $1.5 million, $1.7 million and $327,667, respectively, which amounts represent an estimated allocation of all projected costs to be incurred by Kimbell Operating in providing such services to us for the respective year, including pursuant to the services agreements with the Sponsor Managers and the Non-Sponsor Managers.

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

Service Fees and Reimbursement. Under the services agreements with the Sponsor Managers, Kimbell Operating paid to Taylor Companies and K3 Royalties a monthly services fee of approximately $43,900 and $10,000, respectively, for the year ended December 31, 2019. Kimbell Operating paid to Steward Royalties, Taylor Companies and K3 Royalties a monthly services fee of approximately $10,800, $43,900 and $10,000, respectively, for the year ended December 31, 2018.  The amounts paid under such services agreements were approximately $10,417, $33,333 and $10,000, respectively, for the period from February 8, 2017 to December 31, 2017. These amounts represent an estimated allocation of all projected costs to be incurred by such Sponsor Manager in providing services to Kimbell Operating for the respective year.  Upon the approval of the Board of Directors, the services agreement of K3 Royalties was amended on December 16, 2019 to provide that Kimbell Operating will pay a monthly services fee of approximately $10,000 to K3 Royalties, for the period from January 1, 2020 through December 31, 2020. Effective as of December 31, 2019, Kimbell Operating and each of Steward Royalties and Taylor Companies entered into agreements to terminate the services agreements of such service providers. The individuals who previously provided services pursuant to the Steward Royalties and Taylor Companies services agreements have been hired as employees of Kimbell Operating and will continue to provide the same services to us through the management services agreement between us and Kimbell Operating, and no monthly services fee will be paid to Steward Royalties or Taylor Companies following the termination of such services agreements. In addition, BJF Royalties will continue to not receive a monthly services fee in connection with providing its services.

Subject to the approval of the Board of Directors, the monthly services fee will be adjusted in the future (i) annually, (ii) in the event of any sale of serviced properties or (iii) in the event of the provision of any additional management services (including with respect to acquisitions of new properties). In addition, Kimbell Operating is required to reimburse each Sponsor Manager for all other reasonable costs and expenses (including, but not limited to, third‑party expenses and expenditures) that such Sponsor Manager incurs on behalf of Kimbell Operating in providing services. If Kimbell Operating terminates a services agreement for any reason other than the Sponsor Manager’s default (as described below), then Kimbell Operating will also reimburse the applicable Sponsor Manager for its reasonable costs and expenses incurred in connection with such termination.

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

Service Fees and Reimbursement. Under the services agreements with the Non‑Sponsor Managers, Kimbell Operating paid to Nail Bay Royalties a monthly services fee of approximately $27,306, $29,736 and $41,960 for the years ended December 31, 2019, 2018 and 2017, respectively. Kimbell Operating paid to Duncan Management a monthly services fee of approximately $41,525, $43,500 and $54,870 for the years ended December 31, 2019, 2018 and 2017, respectively. The services agreements were amended on December 16, 2019, to provide that Kimbell Operating will pay to Nail Bay Royalties and Duncan Management a monthly services fee of approximately $22,018 and $46,788, respectively, for the period from January 1, 2020 to December 31, 2020. These amounts represent an estimated allocation of all projected costs to be incurred by such Non‑Sponsor Manager in providing services to Kimbell Operating for the respective year. Subject to the approval of the Board of Directors, the monthly services fee will be adjusted (i) annually, (ii) in the event of any sale of serviced properties or (iii) in the event of the provision of any additional services by the Non‑Sponsor Manager. In addition, Kimbell Operating is required to reimburse each Non‑Sponsor Manager for all other reasonable costs and expenses (including, but not limited to, third‑party expenses and expenditures) that such Non‑Sponsor Manager incurs on behalf of Kimbell Operating in providing services. If Kimbell Operating terminates a services agreement for any reason other than the Non‑Sponsor Manager’s default (as described below), then Kimbell Operating will also reimburse the applicable Non‑Sponsor Manager for its reasonable costs and expenses incurred in connection with such termination.

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

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $18,900 for  the years ended December 31, 2019, 2018 and 2017 for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $350,000, $320,000 and $314,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Item 14. Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by Grant Thornton LLP. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2019,  2018 and 2017 were approved by the Audit Committee. The following table sets forth audit and non-audit fees we have paid to Grant Thornton LLP for the periods indicated (in thousands).

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Audit Fees (1)	$543,439	514,181	$294,775	$98,050
Audit-Related Fees (2)	—	69,765	37,100	—
Tax Fees (3)	—	—	—	—
All Other Fees (4)	—	—	—	—
Total	$543,439	583,946	$331,875	$98,050

(1)Audit fees relate to professional services rendered in connection with the audit of our Annual Report, quarterly review of our Quarterly Reports, and quarterly review of financial statements included in our Registration Statement on Form S-1 filed with the SEC.

(2)Audit-related fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor, such as employee benefit plan audits or agreed upon procedures required to comply with financial, accounting or regulatory reporting.

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

2.5	—

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

Amended and Restated Registration Rights Agreement, dated as of March 25, 2019, by and among Kimbell Royalty Partners,  LP, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC, Haymaker Minerals & Royalties, LLC, AP KRP Holdings, L.P., ATCF SPV, L.P., Zeus Investments, L.P., Apollo Kings Alley Credit SPV, L.P., Apollo Thunder Partners, L.P., AIE III Investments, L.P., Apollo Union Street SPV, L.P., Apollo Lincoln Private Credit Fund, L.P., Apollo SPN Investments I (Credit), LLC, AA Direct, L.P., PEP I Holdings, LLC, PEP II Holdings, LLC, PEP III Holdings, LLC, Cupola Royalty Direct, LLC, Kimbell Art Foundation and Rivercrest Capital Partners LP (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners,  LP’s Current Report on Form 8-K filed on March 26, 2019)

4.2*	—	Description of Common Units Representing Limited Partnership Interests
10.1†	—	Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8‑K filed on February 7, 2017)
10.2†	—

First Amendment to the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on September 25, 2018)

10.3†	—

Form of Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan Restricted Unit Agreement (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on May 11, 2017)

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

10.9	—

Total Commitment Increase Agreement, dated as of May 23, 2019, between Frost Bank, Kimbell Royalty Partners, LP and Frost Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed May 28, 2019)

10.10	—

Additional Lender Agreement, dated as of May 23, 2019, between Independent Bank, Kimbell Royalty Partners, LP and Frost Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed May 28, 2019)

10.11†	—

Management Services Agreement, dated February 8, 2017, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8‑K filed on February 14, 2017)

10.12†	—

Amendment No. 1 to Management Services Agreement, dated December 10, 2018, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.10 to Kimbell Royalty Partners, LP’s Annual Report on Form 10‑K filed on March 12, 2019)

10.13*†	—

Amendment No. 2 to Management Services Agreement, dated December 16, 2019, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC

10.14†	—

Management Services Agreement, dated February 8, 2017, by and between BJF Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8‑K filed on February 14, 2017)

10.15†	—

Management Services Agreement, dated February 8, 2017, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.4 to Kimbell Royalty Partners, LP’s Current Report on Form 8‑K filed on February 14, 2017)

10.16†	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.11 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2018)

10.17†	—

Amendment No. 2 to Management Services Agreement, dated December 10, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.17 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 12, 2019)

10.18*†	—	Amendment No. 3 to Management Services Agreement, dated December 16, 2019, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC

10.19	—

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

10.20	—

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

10.21	—

First Amendment to the Securities Purchase Agreements, dated as of July 11, 2018, by and among Haymaker Resources, LP, Haymaker Minerals & Royalties, LLC, Haymaker Services, LLC and Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 10.9 to Kimbell Royalty Partners, LP’s Quarterly Report on Form 10-Q filed on August 10, 2018)

10.22	—

Exchange Agreement, dated as of September 23, 2018, by and among Haymaker Minerals & Royalties, LLC, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC, Kimbell Art Foundation, Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on September 25, 2018)

10.23††	—

Purchase and Sale Agreement, dated as of November 20, 2018, by and among Rivercrest Capital Partners LP, Kimbell Art Foundation, Cupola Royalty Direct, LLC, Rivercrest Royalties Holdings II, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on November 23, 2018)

10.24††	—

Securities Purchase Agreement, dated as of January 9, 2020, among Springbok Energy Feeder Fund, LLC, NGP XI Mineral Holdings, LLC, Springbok Energy Feeder Fund A, LLC, Springbok Investments, LLC, Jasmine Interests, LLC, a Texas limited liability company, KLF Red Head Oil and Gas LLC, an Oklahoma limited liability company, Fielding and Rita Claytor, each a resident of the State of Texas, Silver Spur Resources, LLC, a Texas limited liability company, Virginia Altick, a resident of the State of Texas, and Springbok Class B Vehicle, LP, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on January 9, 2020)

10.25††	—

Securities Purchase Agreement, dated as of January 9, 2020, among Springbok Energy Partners II Holdings, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on January 9, 2020)

21.1*	—	List of Subsidiaries of Kimbell Royalty Partners, LP
23.1*	—	Consent of Grant Thornton LLP
23.2*	—	Consent of Ryder Scott Company, L.P.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350
99.1*	—	Report of Ryder Scott Company, L.P. as of December 31, 2019
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*      —Filed herewith.

**    —Furnished herewith.

†      —Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report pursuant to Item 15(b).

††—Certain schedules and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish a supplemental copy of each such omitted schedule or similar attachment to SEC upon request.

Item 16. Form 10-K Summary

The Partnership has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: February 27, 2020	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Ravnaas	Chairman of the Board of Directors and Chief
Robert D. Ravnaas	Executive Officer (Principal Executive Officer)	February 27, 2020

/s/ R. Davis Ravnaas	President and Chief Financial Officer (Principal
R. Davis Ravnaas	Financial Officer)	February 27, 2020

/s/ R. Blayne Rhynsburger
R. Blayne Rhynsburger	Controller (Principal Accounting Officer)	February 27, 2020

/s/ William H. Adams III
William H. Adams III	Director	February 27, 2020

/s/ Erik B. Daugbjerg
Erik B. Daugbjerg	Director	February 27, 2020

/s/ Ben J. Fortson
Ben J. Fortson	Director	February 27, 2020

/s/ T. Scott Martin
T. Scott Martin	Director	February 27, 2020

/s/ Craig Stone
Craig Stone	Director	February 27, 2020

/s/ Brett G. Taylor
Brett G. Taylor	Director	February 27, 2020

/s/ Mitch S. Wynne
Mitch S. Wynne	Director	February 27, 2020

INDEX TO FINANCIAL STATEMENTS

2018
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2019 and 2018	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018, the Period from February 8, 2017 through December 31, 2017 and the Period from January 1, 2017 through February 7, 2017

F-4

Consolidated Statements of Changes in Unitholders’ Equity for the Years Ended December 31, 2019 and 2018 and the Period from February 8, 2017 through December 31, 2017 and Members’ Equity for the Period from January 1, 2017 through February 7, 2017

F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018, the Period from February 8, 2017 through December 31, 2017 and the Period from January 1, 2017 through February 7, 2017

F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in unitholders’ equity and predecessor members’ equity, and cash flows for the year ended December 31, 2019 (Partnership), the year ended December 31, 2018 (Partnership), the period from February 8, 2017 to December 31, 2017 (Partnership), and the period from January 1, 2017 to February 7, 2017 (Predecessor), and the related notes    (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 (Partnership), the year ended December 31, 2018 (Partnership), the period from February 8, 2017 to December 31, 2017 (Partnership), and the period from January 1, 2017 to February 7, 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of the new lease standard.

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

Dallas, Texas

February 27, 2020

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$14,204,250	$15,773,987
Oil, natural gas and NGL receivables	19,170,762	18,809,170
Commodity derivative assets	687,933	2,981,117
Accounts receivable and other current assets	76,868	50,551
Total current assets	34,139,813	37,614,825
Property and equipment, net	1,327,057	429,602
Investment in affiliate (equity method)	2,952,264	—
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($275,041,784 and $280,304,353 excluded from depletion at December 31, 2019 and December 31, 2018, respectively)	1,033,355,017	818,594,943
Less: accumulated depreciation, depletion and impairment	(328,913,425)	(107,779,453)
Total oil and natural gas properties, net	704,441,592	710,815,490
Right-of-use assets, net	3,399,634	—
Commodity derivative assets	116,568	1,246,829
Loan origination costs, net	2,217,126	3,178,627
Total assets	$748,594,054	$753,285,373

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,207,736	$1,331,081
Other current liabilities	4,231,579	2,468,945
Total current liabilities	5,439,315	3,800,026
Operating lease liabilities, excluding current portion	3,124,416	—
Long-term debt	100,135,477	87,309,544
Total liabilities	108,699,208	91,109,570
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A preferred units (110,000 units issued and outstanding as of December 31, 2019 and December 31, 2018)	74,909,732	69,449,006
Unitholders' equity:
Common units (23,518,652 units issued and outstanding as of December 31, 2019 and 18,056,487 units issued and outstanding as of December 31, 2018)	282,549,841	299,821,901
Class B units (25,557,606 units issued and outstanding as of December 31, 2019 and 19,453,258 units issued and outstanding as of December 31, 2018)	1,277,880	972,663
Total unitholders' equity	283,827,721	300,794,564
Noncontrolling interest	281,157,393	291,932,233
Total equity	564,985,114	592,726,797
Total liabilities, mezzanine equity and unitholders' equity	$748,594,054	$753,285,373

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Revenue
Oil, natural gas and NGL revenues	$107,480,446	$65,713,112	$29,943,920	$318,310
Lease bonus and other income	2,477,145	1,213,550	721,172	—
(Loss) gain on commodity derivative instruments, net	(1,732,321)	3,331,548	(318,829)	—
Total revenues	108,225,270	70,258,210	30,346,263	318,310
Costs and expenses
Production and ad valorem taxes	7,719,949	4,399,667	2,452,058	19,651
Depreciation and depletion expense	52,118,367	25,213,043	15,546,341	113,639
Impairment of oil and natural gas properties	169,150,255	67,311,501	—	—
Marketing and other deductions	8,145,397	4,652,313	1,648,895	110,534
General and administrative expense	22,666,601	16,847,328	8,191,792	532,035
Total costs and expenses	259,800,569	118,423,852	27,839,086	775,859
Operating (loss) income	(151,575,299)	(48,165,642)	2,507,177	(457,549)
Other income (expense)
Equity income in affiliate	80,481	—	—
Interest expense	(5,813,702)	(4,091,900)	(791,437)	(39,307)
Net (loss) income before income taxes	(157,308,520)	(52,257,542)	1,715,740	(496,856)
Provision for income taxes	899,425	24,681	—	—
Net (loss) income	(158,207,945)	(52,282,223)	1,715,740	(496,856)
Distribution and accretion on Series A preferred units	(13,878,336)	(6,310,040)	—	—
Net loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	89,148,428	1,855,681	—	—
Distribution on Class B units	(94,429)	(30,967)	—	—
Net (loss) income attributable to common units	$(83,032,282)	$(56,767,549)	$1,715,740	$(496,856)

Net (loss) income attributable to common units
Basic	$(3.92)	$(3.08)	$0.11	$(0.82)
Diluted	$(3.92)	$(3.08)	$0.10	$(0.82)
Weighted average number of common units outstanding
Basic	21,192,714	18,442,234	16,336,871	604,137
Diluted	21,192,714	18,442,234	16,455,602	604,137

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY AND PREDECESSOR MEMBERS’ EQUITY

					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at January 1, 2017 - Predecessor	604,137	$8,631,862	—	$—	$—	$8,631,862
Unit-based compensation	—	50,422	—	—	—	50,422
Net loss	—	(496,856)	—	—	—	(496,856)
Transfer of Membership units to Rivercrest Royalty Holdings, LLC	(604,137)	(98,988)	—	—	—	(98,988)

Balance at February 8, 2017 - Partnership	—	8,086,440	—	—	—	8,086,440
Common units issued to Predecessor in exchange for oil and natural gas properties	1,191,974	—	—	—	—	—
Common units issued to contributors in exchange for oil and natural gas properties	9,390,734	169,033,212	—	—	—	169,033,212
Common units sold to public	5,750,000	103,500,000	—	—	—	103,500,000
Underwriting discount and structuring fee incurred at initial public offering	—	(7,245,000)	—	—	—	(7,245,000)
Distributions to unitholders	—	(13,823,371)	—	—	—	(13,823,371)
Unit-based compensation	177,091	798,413	—	—	—	798,413
Net income	—	1,715,740	—	—	—	1,715,740
Balance at December 31, 2017	16,509,799	262,065,434	—	—	—	262,065,434
Common units issued for Haymaker Acquisition	10,000,000	235,400,000	—	—	—	235,400,000
Common units issued for equity offering	3,450,000	61,411,708	—	—	—	61,411,708
Class B units issued for Drop Down Acquisition	—	—	6,500,000	325,000	90,025,000	90,350,000
Recapitalization related to tax conversion	(12,953,258)	(209,591,880)	12,953,258	647,663	209,591,880	647,663
Unit-based compensation	1,049,946	3,170,299	—	—	—	3,170,299
Distributions to unitholders	—	(32,474,077)	—	—	(5,828,966)	(38,303,043)
Issuance of Series A preferred units	—	36,607,966	—	—	—	36,607,966
Distribution and accretion on Series A preferred units	—	(4,510,648)	—	—	(1,799,392)	(6,310,040)
Distribution on Class B units	—	(30,967)	—	—	—	(30,967)
Net loss	—	(52,225,934)	—	—	(56,289)	(52,282,223)
Balance at December 31, 2018	18,056,487	299,821,901	19,453,258	972,663	291,932,233	592,726,797
Class B units issued for acquisitions	—	—	11,569,348	578,467	207,734,725	208,313,192
Conversion of Class B units to common units	5,465,000	93,688,489	(5,465,000)	(273,250)	(93,688,489)	(273,250)
Restricted units used for tax withholding	(2,835)	(46,280)	—	—	—	(46,280)
Unit-based compensation	—	7,502,678	—	—	—	7,502,678
Distributions to unitholders	—	(35,384,665)	—	—	(35,672,648)	(71,057,313)
Distribution and accretion on Series A preferred units	—	(6,552,484)	—	—	(7,325,852)	(13,878,336)
Distribution on Class B units	—	(94,429)	—	—	—	(94,429)
Net loss	—	(76,385,369)	—	—	(81,822,576)	(158,207,945)
Balance at December 31, 2019	23,518,652	$282,549,841	25,557,606	$1,277,880	$281,157,393	$564,985,114

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(158,207,945)	$(52,282,223)	$1,715,740	$(496,856)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion expense	52,118,367	25,213,043	15,546,341	113,639
Impairment of oil and natural gas properties	169,150,255	67,311,501	—	—
Amortization of right-of-use assets	154,525	—	—	—
Amortization of loan origination costs	1,050,278	466,002	57,292	4,241
Amortization of tenant improvement allowance	—	—	—	(2,864)
Equity income in affiliate	(80,481)	—	—	—
Unit-based compensation	7,502,678	3,170,299	798,413	50,422
Loss (gain) on commodity derivative instruments, net of settlements	3,423,445	(4,546,775)	318,829	—
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	4,410,140	(7,041,371)	(1,689,609)	14,551
Accounts receivable and other current assets	(26,317)	186,122	(236,673)	333,056
Accounts payable	(125,387)	985,936	316,486	247,972
Other current liabilities	1,762,633	(259,554)	1,746,662	(77,442)
Operating lease liabilities	(429,743)	—	—	—
Net cash provided by operating activities	80,702,448	33,202,980	18,573,481	186,719
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,032,105)	(403,699)	(61,932)	—
Proceeds from sale of oil and natural gas properties	—	10,576,595	—	—
Purchase of oil and natural gas properties	(11,686,570)	(211,101,058)	(125,848,776)	(523)
Investment in affiliate	(2,965,933)	—	—	—
Cash distribution from equity method investee	94,150	—	—	—
Net cash used in investing activities	(15,590,458)	(200,928,162)	(125,910,708)	(523)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Series A preferred units, net of issuance costs	—	103,359,603	—	—
Proceeds from equity offering	—	61,411,708	—	—
Proceeds from initial public offering	—	—	96,255,000	—
Contributions from Class B unitholders	470,000	972,663	—	—
Redemption of Class B contributions on converted units	(273,250)	—	—	—
Issuance costs paid on Series A preferred units	(717,612)	—	—	—
Distributions to common unitholders	(35,384,665)	(38,303,043)	(13,823,371)	—
Distribution to OpCo unitholders	(35,672,648)	—	—	—
Distributions on Series A preferred units	(7,700,000)	(2,630,834)	—	—
Distributions to Class B unitholders	(94,429)	(12,953)	—	—
Borrowings on long-term debt	12,825,933	124,336,547	30,843,593	—
Repayments on long-term debt	—	(67,870,596)	—	—
Payment of loan origination costs	(88,777)	(3,389,421)	(312,500)	—
Restricted units used for tax withholding	(46,279)	—	—	—
Net cash (used in) provided by financing activities	(66,681,727)	177,873,674	112,962,722	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,569,737)	10,148,492	5,625,495	186,196
CASH AND CASH EQUIVALENTS, beginning of period	15,773,987	5,625,495	—	505,880
CASH AND CASH EQUIVALENTS, end of period	$14,204,250	$15,773,987	$5,625,495	$692,076

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Supplemental cash flow information:
Cash paid for interest	$5,181,650	$3,285,387	$455,228	$34,505
Cash paid for taxes	$801,669	$—	$—	$5,355
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,554,159	$—	$—	$—
Units issued in exchange for oil and natural gas properties	$207,843,194	$325,425,000	$—	$—
Distribution to Series A preferred unitholders in accounts payable	$981,837	$981,837
Non-cash deemed distribution to Series A preferred units	$6,178,336	$2,697,369	$—	$—
Distribution to Class B unitholders in accounts payable	$—	$18,014	$—	$—
Oil and natural gas property acquisition costs in accounts payable	$2,042	$—	$—	$—
Capital expenditures and consideration payable included in accounts payable and other liabilities	$—	$10,645	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” “the Partnership,” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” refer to Kimbell Royalty Operating, LLC. References to “the General Partner” refer to Kimbell Royalty GP, LLC. References to “the Sponsors” refer to affiliates of the Partnership’s founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including certain affiliates of the Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to the Partnership. References to “the Predecessor” refer to Rivercrest Royalties, LLC, the predecessor for accounting and financial reporting purposes. References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of the General Partner.

On February 8, 2017, the Partnership completed its initial public offering (“IPO”) of common units representing limited partner interests. The mineral and royalty interests comprising the Partnership’s initial assets were contributed to it by the Contributing Parties at the closing of its IPO. Unless otherwise indicated, the financial information presented for periods on or after February 8, 2017 refers to the Partnership as a whole. The financial information presented for periods on or prior to February 7, 2017 refers only to the Partnership’s Predecessor for accounting and financial reporting purposes and does not include the results of the Partnership as a whole. At the time of the Partnership’s IPO, the interests underlying the oil, natural gas and natural gas liquids (“NGL”) production revenues of the Partnership’s Predecessor represented approximately 11% of the Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”) as of December 31, 2016.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring, Tax Election and Related Transactions

On July 24, 2018, the Partnership entered into a Recapitalization Agreement with Haymaker Minerals & Royalties, LLC, EIGF Aggregator III LLC, TE Drilling Aggregator LLC, Haymaker Management, LLC (collectively, the “Haymaker Holders”), the Kimbell Art Foundation, Haymaker Resources, LP, the General Partner and the Operating Company pursuant to which (a) the Partnership’s equity interest in the Operating Company was recapitalized into 13,886,204 newly issued common units of the Operating Company (“OpCo common units”) and 110,000 newly issued Series A Cumulative Convertible Preferred Units (“Series A preferred units”) in the Operating Company and (b) the 10,000,000 and 2,953,258 common units held by the Haymaker Holders and the Kimbell Art Foundation, respectively, were exchanged for (i) 10,000,000 and 2,953,258 newly issued Class B common units representing limited partner interests of the Partnership (“Class B units”), respectively, and (ii) 10,000,000 and 2,953,258 newly issued OpCo common units, respectively. The Class B units and OpCo common units are exchangeable together into an equal number of common units representing limited partner interests in the Partnership (“common units”).

In May 2018, the General Partner’s Board of Directors (the “Board of Directors”) unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election (the “Tax Election”).  The Tax Election became effective on September 24, 2018.

For each Class B unit issued, five cents has been paid to the Partnership as additional consideration (the “Class B Contribution”). Holders of the Class B units are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A preferred units (as defined in Note 7—Long- Term Debt) but prior to distributions on the common units.

Following the effectiveness of the Tax Election and the completion of the related transactions, the Partnership’s royalty and minerals business continues to be conducted through the Operating Company, which is taxed as a partnership for federal and state income tax purposes. The Operating Company passes income to the noncontrolling interest and the Partnership, which is treated as a corporation for federal and state income tax purposes. As of February 21, 2020, 61.8% of the OpCo common units were held by the Partnership and 38.2% were held by third parties.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Accounts Receivable

Oil, natural gas and NGL receivables consists of revenue payments due to the Partnership from its mineral and royalty interests. Under the terms of the contribution agreement entered into by and among the Partnership and the Contributing Parties prior to the IPO, the Partnership is entitled to receive royalty payments with respect to the acquired properties on and after February 1, 2017. The Partnership estimates and records an allowance for doubtful accounts when failure to collect the receivable is considered probable based on the relevant facts and circumstances surrounding the receivable. As of December 31, 2019, and 2018,  no allowance for doubtful accounts is deemed necessary based upon a review of current receivables and the lack of historical write offs.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The substantial majority of the Partnership’s proved oil and natural gas properties that were acquired at the time of the IPO were recorded at fair value as of the IPO and were excluded from the from the ceiling test calculation pursuant to an exemption from the United States Securities and Exchange Commission (“SEC”), which remained effective through all financial reporting periods through December 31, 2017. A component of the exemption received from the SEC is that the Partnership was required to assess the fair value of the acquired assets at each reporting period through the term of the exemption to ensure that the inclusion of the acquired assets in the full-cost ceiling test would not be appropriate. No impairment expense was recorded by the Predecessor for the period from January 1, 2017 to February 7, 2017 (the “Predecessor 2017 Period”).

The Partnership recorded an impairment on its oil and natural gas properties of $169.2 million during the year ended December 31, 2019, as a result of its quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas. The Partnership recorded an impairment expense on its oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of the Partnership’s quarterly full-cost ceiling analysis for the three months ended March 31, 2018 following the expiration of the aforementioned exemption and an impairment expense of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown (as defined in Note 3—Acquisitions and Divestitures) purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling. As the Partnership does not have the history with its more recent acquisitions made since the IPO and given the non-operating nature of our interests, it can no longer accurately predict the timing of additional drilling. Thus, the Partnership does not intend to book proved undeveloped (“PUD”) reserves going forward. Accordingly, additional impairment charges could be recorded in  connection with future acquisitions. While drilling continues to occur on the Partnership’s properties, without the recognition of PUD reserves since the IPO, additional impairments may be required particularly when oil, natural gas, and NGL prices decline.

The Partnership’s oil and natural gas properties are depleted on the unit-of-production method using estimates of proved oil, natural gas and NGL reserves. Sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change. No gains or losses were recorded for the years ended December 31, 2019 or December 31, 2018, the period from February 8, 2017 to December 31, 2017 or the Predecessor 2017 Period.

Due to the nature of the Partnership’s and the Predecessor’s mineral and royalty interests, there are no exploratory activities pending determination, and no exploratory costs were charged to expense for the years ended December 31, 2019 or December 31, 2018, the period from February 8, 2017 to December 31, 2017 or the Predecessor 2017 Period.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Current Liabilities

Other current liabilities consist primarily of Series A preferred unit and Class B unit distributions, accrued interest, revenue payable, accrued tax liability, ad valorem taxes and short term operating lease liabilities.

Income Taxes

As discussed further in Note 1—Organization and Basis of Presentation, on May 28, 2018, the Partnership announced that the Board of Directors had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which became effective on September 24, 2018.

Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Partnership incurred de minimis amounts of income taxes during the years ended December 31, 2019 and 2018.

Uncertain tax positions are recognized in the financial statements only if that position is more-likely-than-not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Partnership had no uncertain tax positions at December 31, 2019 and 2018.

The Partnership and Predecessor recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2019 and December 31, 2018, the period from February 8, 2017 to December 31, 2017 and the Predecessor 2017 Period, the Partnership and the Predecessor did not recognize any interest or penalty expense related to uncertain tax positions.

The Partnership has filed all tax returns to date that are currently due. For the Predecessor, tax years after December 31, 2014 remain subject to possible examination by taxing authorities although no such examination has been requested.

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

During the year ended December 31, 2019,  the Partnership’s top purchaser accounted for approximately 6.0% of oil, natural gas and NGL sales revenue. During the year ended December 31, 2018, the Partnership’s top purchaser accounted for approximately 10% of oil, natural gas and NGL sales revenue. During the period from February 8, 2017 to December 31, 2017, one purchaser accounted for approximately 14% of oil, natural gas and NGL sales revenue.

Revenue from Contracts with Customers

Royalty income represents the right to receive revenues from oil, natural gas and NGL sales obtained by the operator of the wells in which the Partnership owns a royalty interest. Royalty income is recognized at the point control of the product is transferred to the purchaser. Virtually all of the pricing provisions in the Partnership’s contracts are tied to a market index.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Royalty income from oil, natural gas and NGL sales

The Partnership’s oil, natural gas and NGL sales contracts are generally structured whereby the producer of the properties in which the Partnership owns a royalty interest sells the Partnership’s proportionate share of oil, natural gas and NGL production to the purchaser and the Partnership collects its percentage royalty based on the revenue generated by the sale of the oil, natural gas and NGLs. In this scenario, the Partnership recognizes revenue when control transfers to the purchaser at the wellhead or at the gas processing facility based on the Partnership’s percentage ownership share of the revenue, net of any deductions for gathering and transportation.

Transaction price allocated to remaining performance obligations

The Partnership’s right to royalty income does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligation under any of the Partnership’s royalty income contracts.

Contract balances

Under the Partnership’s royalty income contracts, it would have the right to receive royalty income from the producer once production has occurred, at which point payment is unconditional. Accordingly, the Partnership’s royalty income contracts do not give rise to contract assets or liabilities under Accounting Standards Codification 606.

Prior-period performance obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL sales may not be received for one to four months after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. Identified differences between the Partnership’s revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and NGL contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, “Leases.” ASU 2016‑02 requires the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that fiscal year, with early adoption permitted. The Partnership adopted this update using the modified retrospective approach, effective January 1, 2019. The adoption of this update did not have a material impact on the Partnership’s results of operations for the year ended December 31, 2019.

The Partnership evaluated whether its contractual arrangements contain leases at the inception of such arrangements. Specifically, the Partnership considered whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Substantially all of the Partnerships leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s ROU operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying consolidated balance sheet as of December 31, 2019. Current operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of December 31, 2019 was 9.34 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the Amended Credit Agreement, as defined in Note 7—Long-Term Debt, as of January 1, 2019. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75% for the year ended December 31, 2019.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2019. The total operating lease expense recorded for the year ended December 31, 2019 was approximately $0.3 million.

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

Future minimum lease commitments as of December 31, 2019 were as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$4,622,449	$474,334	$478,428	$478,837	$480,579	$486,323	$2,223,948
Less: Imputed Interest	(1,243,903)
Total	$3,378,546

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This update provides clarification and corrects unintended application of the guidance in various sections. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations for the year ended December 31, 2019.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” This update provides clarification and corrects unintended application of certain sections in the new lease guidance. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this update did not have a material impact on the Partnership’s financial statements or results of operations for the year ended December 31, 2019.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The FASB issued ASU 2016-13, “Financial Instruments —Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for the interim and annual periods beginning after December 31, 2018, and will be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. The Partnership does not plan to early adopt and is currently evaluating the effect the guidance will have on its consolidated financial statements; however, the impact is not expected to be material.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes,” that is expected to reduce cost and complexity related to accounting for income taxes. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

NOTE 3—ACQUISITIONS, JOINT VENTURES AND DIVESTITURES

2019 Activity

On March 25, 2019, the Partnership completed the acquisition of all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC that own oil and natural gas mineral and royalty interests (the “Phillips Acquisition”). The aggregate consideration for the Phillips Acquisition consisted of 9,400,000 OpCo common units and an equal number of Class B units. The assets acquired in the Phillips Acquisition consisted of approximately 866,528 gross acres and 12,210 net royalty acres.

On June 19, 2019, the Partnership entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, a related party. The Partnership’s ownership in the Joint Venture is 49.3% and its total capital commitment will not exceed $15.0 million. The Joint Venture will be managed by Springbok Operating Company, LLC. The purpose of the Joint Venture will be to make direct or indirect investments in royalty, mineral and overriding royalty interests and similar non-cost bearing interests in oil and gas properties, excluding leasehold or working interests. The Partnership will utilize the equity method of accounting for its investment in the Joint Venture. As of December 31, 2019, the Partnership has paid approximately $3.0 million under its capital commitment.

On November 6, 2019, the Partnership acquired various mineral and royalty interests in Oklahoma for an aggregate purchase price of approximately $9.9 million. The Partnership funded the payment of the purchase price with borrowings under its secured revolving credit facility. The assets acquired consist of approximately 279,680 gross acres and 186 net royalty acres.

On December 12, 2019,  the Partnership completed the acquisition of certain mineral and royalty assets (the “Buckhorn Acquisition) from certain affiliates of Buckhorn Resources GP, LLC (collectively, the “Buckhorn Sellers”).  The aggregate consideration for the Buckhorn Acquisition consisted of 2,169,348 OpCo common units and an equal

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

number of Class B units. The assets acquired in the Buckhorn Acquisition consisted of approximately 86,005 gross acres and 405 net royalty acres.

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

On July 12, 2018, the Partnership completed the acquisition of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Properties, LP (the “Haymaker Acquisition”) in a transaction valued at approximately $444.0 million. The purchase price for the Haymaker Acquisition was comprised of (i) net cash consideration of approximately $208.6 million and (ii) 10,000,000 common units of the Partnership. The Partnership funded the Cash Consideration with borrowings under the Amended Credit Agreement and net proceeds from the Preferred Unit Transaction (as defined in Note 8—Preferred Units). The assets acquired in the Haymaker Acquisition consist of approximately 5.4 million gross acres and 43,000 net royalty acres.

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

At December 31, 2019, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

specified period for a contracted volume. The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value. This amount constitutes approximately 18% of daily oil and natural gas production.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. The Partnership records all derivative contracts at fair value. Changes in the fair values of the Partnership’s derivative instruments are presented on a net basis in the accompanying consolidated statements of operations and consisted of the following:

	Year Ended December 31,		Period from February 8, 2017 to December 31,
	2019	2018	2017
Beginning fair value of commodity derivative instruments	$4,227,946	$(318,829)	$—
(Loss) gain on commodity derivative instruments	(1,732,321)	3,331,548	(318,829)
Net cash (received) paid on settlements of derivative instruments	(1,691,124)	1,215,227	—
Ending fair value of commodity derivative instruments	$804,501	$4,227,946	$(318,829)

The following table presents the fair value of the Partnership’s derivative contracts as of December 31, 2019 and 2018:

		December 31,	December 31,
Classification	Balance Sheet Location	2019	2018
Assets:
Current asset	Commodity derivative assets	$687,933	$2,981,117
Long-term asset	Commodity derivative assets	116,568	1,246,829
Liabilities:
Current liability	Commodity derivative liabilities	—	—
Long-term liability	Commodity derivative liabilities	—	—
		$804,501	$4,227,946

At December 31, 2019, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
December 2019	19,034	$61.47	$53.07	$63.47
January 2020 - December 2020	224,356	$55.48	$50.45	$61.43
January 2021 - December 2021	238,307	$53.49	$50.79	$56.10

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
January 2020 - December 2020	3,582,862	$2.64	$2.51	$2.94
January 2021 - December 2021	3,503,617	$2.49	$2.33	$2.85

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the consolidated balance sheets approximated fair value at December 31, 2019 and 2018  due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2019 and 2018.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
December 31, 2019
Assets
Commodity derivative contracts	$—	$804,501	$—	$—	$804,501
December 31, 2018
Assets
Commodity derivative contracts	$—	$4,227,946	$—	$—	$4,227,946

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	December 31,	December 31,
	2019	2018
Oil and natural gas properties
Proved properties	$758,313,233	$538,290,590
Unevaluated properties	275,041,784	280,304,353
Less: accumulated depreciation, depletion and impairment	(328,913,425)	(107,779,453)
Total oil and natural gas properties	$704,441,592	$710,815,490

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. The inclusion of the Partnership’s unevaluated costs into the amortization base is expected to be completed within five years of the date of the acquisition of the unevaluated properties.

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

The Partnership recorded an impairment on its oil and natural gas properties of $169.2 million during the year ended December 31, 2019 as a result of its quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas. The Partnership recorded an impairment expense on its oil and natural gas properties of $67.3 million during the year ended December 31, 2018, as a result of its quarterly full cost ceiling analysis during the three months ended March 31, 2018 and December 31, 2018. As of December 31, 2019, the 12-month average prices of oil and natural gas were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas. These prices represent a 15.1% and 16.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2018, which were $65.56 per Bbl of oil and $3.10 per Mcf of natural gas. No impairment expense was recorded for the period from February 8, 2017 to December 31, 2017 or for the Predecessor 2017 Period.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Agreement also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control.

The Credit Agreement Amendment increased commitments under the Amended Credit Agreement from $50.0 million to $200.0 million. Under the Amended Credit Agreement, availability under the secured revolving credit facility will equal the lesser of the aggregate maximum commitments of the lenders and the borrowing base. The borrowing base under the Amended Credit Agreement was set at $200.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased to $500.0 million, subject to the limitations of our borrowing base and the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowing base will be redetermined semiannually on May 1 and November 1 of each year based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries. In connection with the May redetermination, total commitments under the Amended Credit Agreement were increased from $200.0 million to $225.0 million and the borrowing base was increased from $200.0 million to $300.0 million. In connection with the November 1, 2019 redetermination under the Amended Credit Agreement, the borrowing base was reaffirmed at $300.0 million and total commitments will remain at $225.0 million.  The secured revolving credit facility matures on February 8, 2022.

During the year ended December 31, 2019, the Partnership borrowed an additional $12.8 million under the secured revolving credit facility. As of December 31, 2019, the Partnership’s outstanding balance was $100.1 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of December 31, 2019.

As of December 31, 2019, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 2.25% or Prime Rate (as defined in the secured revolving credit facility) plus a margin of 1.25%. For the year ended December 31, 2019, the weighted average interest rate on the Partnership’s outstanding borrowings was 4.58%.

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

For purposes of the Series A preferred units, “Minimum IRR” means as of any measurement date: (a) prior to the fifth anniversary of the July 12, 2018 (the “Series A Issuance Date”), a 13.0% internal rate of return with respect to the Series A preferred units; (b) on or after the fifth anniversary of the Series A Issuance Date and prior to the sixth anniversary

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of the Series A Issuance Date, a 14.0% internal rate of return with respect to the Series A preferred units; and (c) on or after the sixth anniversary of the Series A Issuance Date, a 15.0% internal rate of return with respect to the Series A preferred units.

The following table summarizes the changes in the number of the Series A preferred units:

Series A
Preferred Units
Balance at December 31, 2018	110,000
Balance at December 31, 2019	110,000

NOTE 9—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has limited partner units. At December 31, 2019, the Partnership had a total of 23,518,652 common units issued and outstanding and 25,557,606 Class B units outstanding.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2018	18,056,487
Conversion of Class B units	5,465,000
Restricted units used for tax withholding	(2,835)
Balance at December 31, 2019	23,518,652

The following table presents information regarding the common unit cash distributions approved by the Board of Directors for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2019	$0.37	April 26, 2019	May 6, 2019	May 13, 2019
Q2 2019	$0.39	July 26, 2019	August 5, 2019	August 12, 2019
Q3 2019	$0.42	October 25, 2019	November 4, 2019	November 11, 2019
Q4 2019	$0.38	January 24, 2020	February 3, 2020	February 10, 2020

Q1 2018	$0.42	April 27, 2018	May 7, 2018	May 14, 2018
Q2 2018	$0.43	July 27, 2018	August 6, 2018	August 13, 2018
Q3 2018	$0.45	October 26, 2018	November 5, 2018	November 12, 2018
Q4 2018	$0.40	January 25, 2019	February 4, 2019	February 11, 2019

Q1 2017 (1)	$0.23	May 2, 2017	May 8, 2017	May 15, 2017
Q2 2017	$0.30	July 28, 2017	August 7, 2017	August 14, 2017
Q3 2017	$0.31	October 27, 2017	November 6, 2017	November 13, 2017
Q4 2017	$0.36	January 26, 2018	February 7, 2018	February 14, 2018

(1)	The amount of the first quarter 2017 distribution was adjusted for the period from the date of the closing of the Partnership’s IPO through March 31, 2017.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2018	19,453,258
Class B units issued for acquisitions	11,569,348
Conversion of Class B units	(5,465,000)
Balance at December 31, 2019	25,557,606

Holders of the Class B units,  are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A preferred units but prior to distributions on the common units and OpCo common units.

The Class B units and OpCo common units are exchangeable together into an equal number of common units of the Partnership.

NOTE 10—EARNINGS (LOSS) PER UNIT

Basic earnings (loss) per unit (“EPU”) is calculated by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested restricted units granted under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (“LTIP”) for its employees, directors and consultants, potential conversion of Class B units and unvested options granted under the Predecessor’s long-term incentive plan as described in Note 11—Unit-Based Compensation.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per unit:

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Net (loss) income attributable to common units	$(83,032,282)	$(56,767,549)	$1,715,740	$(496,856)

Weighted average number of common units outstanding:
Basic	21,192,714	18,442,234	16,336,871	604,137
Effect of dilutive securities:
Series A preferred units	—	—	—	—
Class B units	—	—	—	—
Restricted units	—	—	118,731	—
Diluted	21,192,714	18,442,234	16,455,602	604,137

Net (loss) income attributable to common units
Basic	$(3.92)	$(3.08)	$0.11	$(0.82)
Diluted	$(3.92)	$(3.08)	$0.10	$(0.82)

The calculation of diluted net loss per share for the years ended December 31, 2019 and 2018 excludes the assumed conversion of Series A preferred units to common units, the assumed conversion of Class B units to common units and 739,479 and 1,157,924 shares of  unvested restricted units, respectively, because their inclusion in the calculation would be anti-dilutive. For the Predecessor 2017 Period, the effect of the 110,000 options issued under the Predecessor’s long-term incentive plan were anti-dilutive. Therefore, the options issued under the Predecessor’s long-term incentive plan were not included in the diluted EPU calculation on the consolidated statements of operations for this period.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2018	1,157,924	$18.054	2.696 years
Vesting	(418,445)	18.045	—
Unvested at December 31, 2019	739,479	$18.059	1.335 years

Prior to the IPO, the Predecessor had a long-term incentive plan that provided for the issuance of up to 110,000 membership units in the form of options as compensation for services performed for the Predecessor. For the Predecessor 2017 Period, total compensation expense for awards under the long-term incentive plan was $0.05 million and is included general and administrative expenses in the consolidated statement of operations. In connection with the transactions that were completed at the closing of the Partnership’s IPO, the outstanding options to purchase membership units under the Predecessor’s long-term incentive plan expired and were not converted to units in the Partnership.

NOTE 12—INCOME TAXES

As discussed further in Note 1, on May 28, 2018, the Board of Directors unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which became effective on September 24, 2018. Subsequent to the Partnership’s change in tax status, the Partnership’s provision for income taxes is based on the estimated annual effective tax rate plus discrete items.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Partnership’s effective income tax rate was (0.6)% for the year ended December 31, 2019. The Partnership incurred a book loss for the current year, however, has a current income tax expense of $0.9 million due to special allocations from the Operating Company.

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Current
Federal	$812,913	$—	$—	$—
State	86,512	24,681	—	—
Total Current	899,425	24,681	—	—
Deferred
Federal	—	—	—	—
State	—	—	—	—
Total Deferred	—	—	—	—
Provision for income taxes	$899,425	$24,681	$—	$—

The Partnership’s income tax expense differs from the amount derived by applying the statutory federal rate to pretax loss principally due the effect of the following items:

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Net (loss) income before taxes	$(157,308,520)	$(52,257,542)	$1,715,740	$(496,856)
Statutory rate	21%	21%	35%	35%
Income tax expense computed at statutory rate	(33,034,789)	(10,974,084)	600,509	(173,900)
Reconciling items:
State income taxes	72,280	(70,441)	—	—
Texas margins tax	—	24,681	—	—
Change in tax status	—	(20,038,820)	—	—
Non-controlling interest	18,721,170	(360,082)	—	—
Income (loss) at OpCo	15,130,685	10,598,375	(600,509)	173,900
Change in valuation allowance - federal	80,520	20,771,214	—	—
Change in valuation allowance - state	(70,441)	70,441	—	—
Other, net	—	3,397	—	—
Provision for income taxes	$899,425	$24,681	$—	$—

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Partnership’s deferred taxes are detailed in the table below.

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Deferred tax asset
Outside basis in OpCo	$20,050,732	$21,036,307	$—	$—
Federal tax loss carryforwards	—	622,775	—	—
State tax loss carryforwards	—	70,441	—	—
Deferred tax asset	20,050,732	21,729,523	—	—
Valuation allowance	(20,050,732)	(20,841,655)	—	—
Net deferred tax asset	$—	$887,868	$—	$—
Deferred tax liability
Derivative instruments and other	—	887,868	—	—
Net deferred tax liability	$—	$887,868	$—	$—
Reflected in the accompanying balance sheets as:
Net deferred tax asset	$—	$—	$—	$—
Net deferred tax liability	$—	$—	$—	$—

The tax years ended December 31, 2016 through 2019 remain open to examination under the applicable statute of limitations in the United States and other jurisdictions in which the Partnership and its subsidiaries file income tax returns. In some instances, state statutes of limitations are longer than those under United States federal tax law.  The Partnership believes that it is more likely than not that the benefit from the outside basis differences in the Partnership’s investment in the Operating Company will not be realized. In recognition of this risk, the Partnership has provided a valuation allowance of $20.1 million on the deferred tax assets relating to the outside basis differences in the Partnership’s investment in the Operating Company.

As of December 31, 2019, the Partnership has not recorded a reserve for any uncertain tax positions.

NOTE 13—RELATED PARTY TRANSACTIONS

In connection with the IPO, the Partnership entered into a management services agreement with Kimbell Operating, which entered into separate services agreements with each of BJF Royalties, LLC (“BJF Royalties”), Steward Royalties, LLC (“Steward Royalties”), Taylor Companies Mineral Management, LLC (“Taylor Companies”), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”) pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to the Partnership’s unitholders. During the year ended December 31, 2019, no monthly services fee was paid to BJF Royalties or Steward Royalties. During the year ended December 31, 2019, the Partnership made payments to Taylor Companies, K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $526,855,  $120,000,  $327,671 and $498,306, respectively. Certain consultants who provide services under the management services agreements are also granted restricted units under the Partnership’s LTIP.

As of December 31, 2018, the Partnership had an outstanding receivable from Rivercrest Capital Management and certain employees of $7,773,  which is included in accounts receivable and other current assets in the accompanying audited consolidated balance sheet.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

The Partnership leases certain office space under non-cancelable operating leases that end at various dates through 2028. The Partnership recognizes operating lease expense on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2019. The total operating lease expense recorded for the year ended December 31, 2019 was approximately $0.3 million. The total operating lease expense recorded for both the year ended December 31, 2018 and for and the period from February 8, 2017 to December 31, 2017 was approximately $0.1 million. Operating lease expense was de minimis for the Predecessor 2017 Period.

Future minimum lease commitments under non-cancelable leases are as follows as of December 31, 2019:

Years Ending December 31,
2020	$474,334
2021	478,428
2022	478,837
2023	480,579
2024	486,323
Thereafter	2,223,948
Total	$4,622,449

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to December 31, 2019 in the preparation of its financial statements.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2020, in connection with the Joint Venture, the Partnership paid capital contributions of $0.8 million.

Springbok Acquisition

On January 9, 2020, the Partnership agreed to acquire all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”) from the owners of such entities (collectively, the “Springbok Sellers”). The proposed aggregate consideration for the Springbok Acquisition consists of (i) $95.0 million in cash, (ii) the issuance of 2,224,358 common units and (iii) the issuance of 2,497,133 OpCo common units and an equal number of Class B units. In connection with the execution of the purchase agreement, the Partnership paid a deposit of approximately $9.5 million on the cash portion of the purchase price, which was funded by borrowings under its senior secured credit facility. At the time of the filing of this Annual Report, the Springbok Acquisition has not closed and is expected to close in April 2020. The closing of the Springbok Acquisition remains subject to the satisfaction of certain closing conditions, and there can be no assurance that it will be completed as planned or at all.

2020 Equity Offering

In January 2020, the Partnership completed an underwritten public offering of 5,000,000 common units for net proceeds of approximately $74.0 million (the “2020 Equity Offering”). The Partnership used the net proceeds from the 2020 Equity Offering to purchase OpCo common units. The Operating Company in turn used the net proceeds to repay approximately $70.0 million of the outstanding borrowings under the Partnership’s Amended Credit Agreement. In connection with the 2020 Equity Offering, certain selling unitholders sold 750,000 common units pursuant to the exercise of the underwriters’ option to purchase additional common units. The Partnership did not receive any proceeds from the sale of the common units by the selling unitholders.

2020 Partial Redemption of Preferred Units

On February 12, 2020, the Partnership completed the redemption of 55,000 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,110.72 per Series A preferred unit for an aggregate redemption price of $61.1 million.

Transactions in Common Units

On January 27, 2020, EIGF Aggregator III LLC exchanged 702,071 OpCo common units and Class B units, together, for an equal number of common units of the Partnership.

Also, on January 27, 2020, TE Drilling Aggregator LLC exchanged 47,929 OpCo common units and Class B units, together, for an equal number of common units of the Partnership.

On January 28, 2020, EIGF Aggregator III LLC exchanged 3,897,483 OpCo common units and Class B units, together, for an equal number of common units of the Partnership.

Also, on January 28, 2020, TE Drilling Aggregator LLC exchanged 266,076 OpCo common units and Class B units, together, for an equal number of common units of the Partnership.

Distributions

On February 5, 2020, the Partnership paid a quarterly cash distribution on the Series A preferred units of $1.9 million for the quarter ended December 31, 2019.

On February 6, 2020, the Operating Company paid a quarterly cash distribution of $0.387662 to holders of OpCo common units. As to the Partnership, $0.007662 of the distribution corresponds to a tax payment made by the Partnership from cash reserves in the fourth quarter of 2019. The fourth quarter 2019 tax payment made by the Partnership was generated by a gross income allocation related to the Series A preferred units, which were issued in connection with the

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Haymaker Acquisition. Under the limited liability company agreement of the Operating Company, the Partnership is not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

On February 6, 2020, the Partnership paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $24,808 for the quarter ended December 31, 2019.

On January 24, 2020, the Board of Directors declared a quarterly cash distribution of $0.38 per common unit for the quarter ended December 31, 2019. The distribution was paid on February 10, 2020 to common unitholders of record as of the close of business on February 3, 2020.

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

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,	December 31,
	2019	2018
Oil, natural gas and NGL interests
Proved properties	$758,313,233	$538,290,590
Unevaluated properties	275,041,784	280,304,353
Total oil, natural gas and NGL interests	1,033,355,017	818,594,943
Accumulated depreciation, depletion, accretion and impairment	(328,913,425)	(107,779,453)
Net oil, natural gas and NGL interests capitalized	$704,441,592	$710,815,490

Costs incurred in oil and natural gas activities

Costs incurred in oil, natural gas and NGL acquisition and development activities are as follows:

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Acquisition costs
Proved properties	$104,199,579	$243,227,632	$297,609,797	$—
Unevaluated properties	110,050,000	288,334,110	—	—
Total	214,249,579	531,561,742	297,609,797	—
Development costs
Proved properties	—	—	—	—
Total	—	—	—	—
Total costs incurred on oil, natural gas and NGL activities	$214,249,579	$531,561,742	$297,609,797	$—

Results of Operations from Oil, Natural Gas and NGL Producing Activities

The following schedule sets forth the revenues and expenses related to the production and sale of oil, natural gas and NGLs. It does not include any interest costs or general and administrative costs and, therefore, is not necessarily

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

indicative of the contribution to the net operating results of the Partnership’s or Predecessor’s oil, natural gas and NGL operations.

	Partnership			Predecessor
	Year Ended December 31,		Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,
	2019	2018	2017	2017
Oil, natural gas and NGL revenues	$107,480,446	$65,713,112	$29,943,920	$318,310
Lease bonus and other income	2,477,145	1,213,550	721,172	—
Production and ad valorem taxes	(7,719,949)	(4,399,667)	(2,452,058)	(19,651)
Depreciation and depletion expense	(52,118,367)	(25,213,043)	(15,394,238)	(113,639)
Impairment of oil and natural gas properties	(169,150,255)	(67,311,501)	—	—
Marketing and other deductions	(8,145,397)	(4,652,313)	(1,648,895)	(110,534)
Results of operations from oil, natural gas and NGLs	$(127,176,377)	$(34,649,862)	$11,169,901	$74,486

The following tables summarize the net ownership interest in the proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows related to the proved oil, natural gas and NGL reserves, and the estimates were prepared by the Partnership based on reserve reports prepared by Ryder Scott for the years ended December 31, 2019, 2018 and 2017. The proved oil, natural gas and NGL reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the FASB and the SEC.

Proved Oil, Natural Gas and NGL Reserve Quantities

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well. PUD reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Partnership’s net proved oil, natural gas and NGL reserves and changes in net proved oil, natural gas and NGL reserves attributable to the oil, natural gas and NGL properties, which are located in multiple states are summarized below:

	Crude Oil and		Natural Gas
	Condensate	Natural Gas	Liquids	Total
	(MBbls)	(MMcf)	(MBbls)	(MBOE)
Net proved reserves at January 1, 2017	7,210	50,390	1,982	17,590
Revisions of previous estimates (1)	(193)	(1,535)	666	217
Purchase of minerals in place (2)	362	16,312	274	3,355
Extensions, discoveries and other additions (3)	505	2,261	91	973
Production	(421)	(3,512)	(175)	(1,181)
Net proved reserves at December 31, 2017	7,463	63,916	2,838	20,954
Revisions of previous estimates (1)	194	1,754	952	1,437
Purchase of minerals in place (4)	3,729	69,465	2,166	17,473
Production	(591)	(7,874)	(310)	(2,213)
Net proved reserves at December 31, 2018	10,795	127,261	5,646	37,651
Revisions of previous estimates (1)	849	25,398	684	5,766
Purchase of minerals in place (5)	1,787	13,129	686	4,661
Production	(1,113)	(17,046)	(561)	(4,515)
Net proved reserves at December 31, 2019	12,318	148,742	6,455	43,563

Net proved developed reserves
December 31, 2017	5,284	47,501	2,202	15,403
December 31, 2018	9,183	116,321	5,063	33,633
December 31, 2019	11,303	141,181	6,079	40,912

Net proved undeveloped reserves
December 31, 2017	2,179	16,415	636	5,551
December 31, 2018	1,612	10,940	583	4,018
December 31, 2019	1,015	7,561	376	2,651

(1)	Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.
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
(4)

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

(5)

Includes the acquisition of three packages of mineral and royalty interests for a total of $103.8 million.  The first acquisition totaling $58.4 million consists of mineral and royalty interests primarily in the Eagle Ford Shale, Permian Basin, East Texas Region and Appalachia Region.  The second acquisition totaling $9.4 million consists of mineral and royalty interests in the Mid-Continent Region.  The third acquisition totaling $36.0 million consists of mineral and royalty interests in the Eagle Ford Shale.

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Future cash inflows	$1,025,430	$1,056,464	$562,967
Future production costs	(78,061)	(79,724)	(45,652)
Future state margin taxes	(32,377)	(32,885)	(2,790)
Future income tax expense	(33,235)	(41,241)	—
Future net cash flows	881,757	902,614	514,525
Less 10% annual discount to reflect timing of cash flows	(481,786)	(504,247)	(298,973)
Standard measure of discounted future net cash flows	$399,971	$398,367	$215,552

Reserve estimates and future cash flows are based on the average market prices for sales of oil, natural gas and NGL adjusted for basis differentials, on the first calendar day of each month during the year. The average prices used for 2019, 2018 and 2017 were $55.69,  $65.56 and $51.34 per barrel for crude oil and $2.58,  $3.10 and $2.98 per Mcf for natural gas, respectively.

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

Changes in Standardized Measure

Changes in the standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Standardized measure - beginning of year	$398,367	$215,552	$159,275
Sales, net of production costs	(93,942)	(56,661)	(29,288)
Net changes of prices and production costs related to future production	(72,875)	11,355	21,946
Extensions, discoveries and improved recovery, net of future production costs	—	—	10,064
Revisions of previous quantity estimates, net of related costs	56,666	16,385	2,248
Net changes in state margin taxes	191	(13,271)	301
Net changes in income taxes	3,752	(17,232)	—
Accretion of discount	42,808	21,555	15,928
Purchases of reserves in place	59,953	175,885	23,309
Timing differences and other	5,051	44,799	11,769
Standardized measure - end of year	$399,971	$398,367	$215,552

KIMBELL ROYALTY PARTNERS, LP

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

Selected Quarterly Financial Information—Unaudited

Quarterly financial data was as follows for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenue	$17,947,209	$31,936,601	$32,978,851	$25,362,609
Net loss attributable to common units	$(3,687,252)	$(11,758,374)	$(16,261,051)	$(51,325,605)
Net loss attributable to common units
Basic	$(0.21)	$(0.54)	$(0.73)	$(2.27)
Diluted	$(0.21)	$(0.54)	$(0.73)	$(2.27)
Cash distributions declared and paid	$0.37	$0.39	$0.42	$0.38
Total assets	$906,158,146	$868,725,908	$828,745,127	$748,594,054
Long-term debt	$87,309,544	$87,309,544	$91,261,477	$100,135,477
Mezzanine equity	$70,275,978	$71,820,563	$73,365,147	$74,909,732
Unitholders' equity	$314,985,017	$360,133,072	$343,138,843	$283,827,721
Noncontrolling interest	$427,617,585	$343,165,767	$310,744,268	$281,157,393

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenue	$10,891,338	$10,707,898	$18,407,956	$30,251,018
Net (loss) income attributable to common units	$(52,824,471)	$1,378,295	$(3,711,798)	$(1,609,575)
Net (loss) income attributable to common units
Basic	$(3.23)	$0.08	$(0.15)	$(0.10)
Diluted	$(3.23)	$0.08	$(0.15)	$(0.10)
Cash distributions declared and paid	$0.42	$0.43	$0.45	$0.40
Total assets	$237,201,565	$249,318,570	$683,893,161	$753,285,373
Long-term debt	$30,843,593	$42,972,997	$148,309,544	$87,309,544
Mezzanine equity	$—	$—	$67,904,422	$69,449,006
Partners' capital / unitholders' equity	$203,848,774	$198,879,415	$247,441,471	$300,794,564
Noncontrolling interest	$—	$—	$209,450,877	$291,932,233