Form 10-Q
period 2020-03-31
Kimbell Royalty Partners, LP
filed 2020-05-07
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 OR

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

As of May 1, 2020, the registrant had outstanding 36,602,811 common units representing limited partner interests and 23,141,181 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10‑Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$14,480,867	$14,204,250
Oil, natural gas and NGL receivables	14,257,713	19,170,762
Commodity derivative assets	7,339,322	687,933
Accounts receivable and other current assets	585,853	76,868
Total current assets	36,663,755	34,139,813
Property and equipment, net	1,297,203	1,327,057
Investment in affiliate (equity method)	4,372,757	2,952,264
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($188,054,927 and $275,041,784 excluded from depletion at March 31, 2020 and December 31, 2019, respectively)	1,033,552,717	1,033,355,017
Less: accumulated depreciation, depletion and impairment	(413,039,389)	(328,913,425)
Total oil and natural gas properties, net	620,513,328	704,441,592
Deposits on oil and natural gas properties	9,681,408	—
Right-of-use assets, net	3,332,164	3,399,634
Commodity derivative assets	2,444,040	116,568
Loan origination costs, net	1,950,808	2,217,126
Total assets	$680,255,463	$748,594,054

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$757,157	$1,207,736
Other current liabilities	3,421,985	4,231,579
Total current liabilities	4,179,142	5,439,315
Operating lease liabilities, excluding current portion	3,057,156	3,124,416
Long-term debt	101,223,602	100,135,477
Total liabilities	108,459,900	108,699,208
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A preferred units (55,000 and 110,000 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	40,819,707	74,909,732
Unitholders' equity:
Common units (34,378,849 units issued and outstanding as of March 31, 2020 and 23,518,652 units issued and outstanding as of December 31, 2019)	367,263,993	282,549,841
Class B units (20,644,047 units issued and outstanding as of March 31, 2020 and 25,557,606 units issued and outstanding as of December 31, 2019)	1,032,202	1,277,880
Total unitholders' equity	368,296,195	283,827,721
Noncontrolling interest	162,679,661	281,157,393
Total equity	530,975,856	564,985,114
Total liabilities, mezzanine equity and unitholders' equity	$680,255,463	$748,594,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Oil, natural gas and NGL revenues	$25,585,439	$22,833,393
Lease bonus and other income	229,319	83,606
Gain (loss) on commodity derivative instruments, net	10,132,613	(4,969,790)
Total revenues	35,947,371	17,947,209
Costs and expenses
Production and ad valorem taxes	1,621,743	1,596,394
Depreciation and depletion expense	13,270,683	10,281,008
Impairment of oil and natural gas properties	70,925,731	2,802,198
Marketing and other deductions	2,131,552	1,857,043
General and administrative expense	6,524,311	5,333,366
Total costs and expenses	94,474,020	21,870,009
Operating loss	(58,526,649)	(3,922,800)
Other income (expense)
Equity income in affiliate	163,554	—
Interest expense	(1,421,304)	(1,422,563)
Net loss before income taxes	(59,784,399)	(5,345,363)
Provision for income taxes	—	—
Net loss	(59,784,399)	(5,345,363)
Distribution and accretion on Series A preferred units	(3,076,684)	(3,469,584)
Net loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	23,584,856	5,151,509
Distribution on Class B units	(24,807)	(23,814)
Net loss attributable to common units	$(39,301,034)	$(3,687,252)

Net loss attributable to common units
Basic	$(1.29)	$(0.21)
Diluted	$(1.29)	$(0.21)
Weighted average number of common units outstanding
Basic	30,528,819	17,971,300
Diluted	30,528,819	17,971,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2020
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at January 1, 2020	23,518,652	$282,549,841	25,557,606	$1,277,880	$281,157,393	$564,985,114
Common units issued for equity offering	5,000,000	73,601,668	—	—	—	73,601,668
Conversion of Class B units to common units	4,913,559	75,578,037	(4,913,559)	(245,678)	(75,578,037)	(245,678)
Redemption of Series A preferred units	—	(16,150,018)	—	—	(9,697,873)	(25,847,891)
Unit-based compensation	946,638	2,107,587	—	—	—	2,107,587
Distributions to unitholders	—	(11,122,088)	—	—	(9,616,966)	(20,739,054)
Distribution and accretion on Series A preferred units	—	(1,922,344)	—	—	(1,154,340)	(3,076,684)
Distribution on Class B units	—	(24,807)	—	—	—	(24,807)
Net loss	—	(37,353,883)	—	—	(22,430,516)	(59,784,399)
Balance at March 31, 2020	34,378,849	$367,263,993	20,644,047	$1,032,202	$162,679,661	$530,975,856

	Three Months Ended March 31, 2019
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at January 1, 2019	18,056,487	$299,821,901	19,453,258	$972,663	$291,932,233	$592,726,797
Units issued for Phillips Acquisition	—	—	9,400,000	470,000	171,550,000	172,020,000
Conversion of Class B units to common units	1,438,916	23,507,402	(1,438,916)	(71,946)	(23,507,402)	(71,946)
Unit-based compensation	—	1,770,410	—	—	—	1,770,410
Distributions to unitholders	—	(7,798,161)	—	—	(7,205,737)	(15,003,898)
Distribution and accretion on Series A preferred units	—	(1,441,938)	—	—	(2,027,646)	(3,469,584)
Distribution on Class B units	—	(23,814)	—	—	—	(23,814)
Net loss	—	(2,221,500)	—	—	(3,123,863)	(5,345,363)
Balance at March 31, 2019	19,495,403	$313,614,300	27,414,342	$1,370,717	$427,617,585	$742,602,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,784,399)	$(5,345,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion expense	13,270,683	10,281,008
Impairment of oil and natural gas properties	70,925,731	2,802,198
Amortization of right-of-use assets	67,470	11,204
Amortization of loan origination costs	266,318	257,727
Equity income in affiliate	(163,554)	—
Unit-based compensation	2,107,587	1,770,410
(Gain) loss on commodity derivative instruments, net of settlements	(8,978,861)	5,165,884
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	4,913,049	1,294,164
Accounts receivable and other current assets	(508,985)	(492,900)
Accounts payable	(450,579)	(692,149)
Other current liabilities	(809,594)	776,928
Operating lease liabilities	(67,260)	(16,779)
Net cash provided by operating activities	20,787,606	15,812,332
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40,596)	(335,353)
Purchase of oil and natural gas properties	(197,700)	(503,079)
Deposits on oil and natural gas properties	(9,681,408)	—
Investment in affiliate	(1,274,900)	—
Cash distribution from equity method investee	17,961	—
Net cash used in investing activities	(11,176,643)	(838,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity offering	73,601,668	—
Contributions from Class B unitholders	—	470,000
Redemption of Class B contributions on converted units	(245,678)	(9,862)
Issuance costs paid on Series A preferred units	—	(717,612)
Redemption on Series A preferred units	(61,089,600)	—
Distributions to common unitholders	(11,122,088)	(7,798,161)
Distribution to OpCo unitholders	(9,616,966)	(7,205,737)
Distributions on Series A preferred units	(1,925,000)	(1,925,000)
Distributions to Class B unitholders	(24,807)	(18,014)
Borrowings on long-term debt	71,088,125	—
Repayments on long-term debt	(70,000,000)	—
Net cash used in financing activities	(9,334,346)	(17,204,386)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	276,617	(2,230,486)
CASH AND CASH EQUIVALENTS, beginning of period	14,204,250	15,773,987
CASH AND CASH EQUIVALENTS, end of period	$14,480,867	$13,543,501
Supplemental cash flow information:
Cash paid for interest	$1,126,666	$1,502,161
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$609,486
Units issued in exchange for oil and natural gas properties	$—	$171,550,000
Non-cash deemed distribution to Series A preferred units	$1,151,684	$1,544,584
Noncash effect of Series A preferred unit redemption	$25,847,891	$—
Distribution to Class B unitholders in accounts payable	$—	$23,814
Redemption of Class B contributions on converted units in accounts payable	$—	$62,084
Capital expenditures and consideration payable included in accounts payable and other liabilities	$—	$35,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” the “Partnership,” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” refer to Kimbell Royalty Operating, LLC. References to the “General Partner” refer to Kimbell Royalty GP, LLC. References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of the General Partner. References to the “Sponsors” refer to affiliates of the Partnership’s founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including certain affiliates of the Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to the Partnership.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. As a result, the accompanying unaudited interim condensed consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, which contains a summary of the Partnership’s significant accounting policies and other disclosures. In the opinion of the Partnership’s management, the unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP and all adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three months ended March 31, 2020, other than those discussed below in Recently Adopted Accounting Pronouncements.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on previously reported net income (loss), total cash flows from operations or working capital.

New Accounting Pronouncements

Recently Adopted Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820):  Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the fair value measurement disclosure requirements specifically related to Level 3 fair value measurements and transfers between levels. The Partnership adopted this update on January 1, 2020 and applied it prospectively. The adoption of this update did not have a material impact on the Partnership’s results of operations for the three months ended March 31, 2020.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The Partnership adopted this update using the modified retrospective approach, effective January 1, 2020. The adoption of this update did not have a material impact on the Partnership’s results of operations for the three months ended March 31, 2020.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” that is expected to reduce cost and complexity related to accounting for income taxes. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

NOTE 3—ACQUISITIONS AND JOINT VENTURES

Acquisitions

On March 25, 2019, the Partnership acquired all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC that own oil and natural gas mineral and royalty interests (the “Phillips Acquisition”). The aggregate consideration for the Phillips Acquisition consisted of 9,400,000 common units of the Operating Company (“OpCo common units”) and an equal number of Class B units representing limited partner interests of the Partnership (“Class B units”). The Class B units and OpCo common units are exchangeable together into an equal number of common units representing limited partner interests in the Partnership (“common units”). The assets acquired in the Phillips Acquisition consisted of approximately 866,528 gross acres and 12,210 net royalty acres.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Joint Ventures

The Partnership has partial ownership in a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, a related party. The Partnership’s ownership in the Joint Venture is 49.3% and its total capital commitment will not exceed $15.0 million. The Joint Venture is managed by Springbok Operating Company, LLC. The purpose of the Joint Venture is to make direct or indirect investments in royalty, mineral and overriding royalty interests and similar non-cost bearing interests in oil and gas properties, excluding leasehold or working interests. The Partnership currently utilizes the equity method of accounting for its investment in the Joint Venture. As of March 31, 2020, the Partnership has paid approximately $4.2 million under its capital commitment.

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

As of March 31, 2020, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of March 31, 2020, this amount constitutes approximately 19% of daily oil and natural gas production.

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

	Three Months Ended March 31,
	2020	2019
Beginning fair value of commodity derivative instruments	$804,501	$4,227,946
Gain (loss) on commodity derivative instruments	10,132,613	(4,969,790)
Net cash received on settlements of derivative instruments	(1,153,752)	(196,094)
Ending fair value of commodity derivative instruments	$9,783,362	$(937,938)

The following table presents the fair value of the Partnership’s derivative contracts as of March 31, 2020 and December 31, 2019:

		March 31,	December 31,
Classification	Balance Sheet Location	2020	2019
Assets:
Current asset	Commodity derivative assets	$7,339,322	$687,933
Long-term asset	Commodity derivative assets	2,444,040	116,568
Liabilities:
Current liability	Commodity derivative liabilities	—	—
Long-term liability	Commodity derivative liabilities	—	—
		$9,783,362	$804,501

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2020, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
March 2020 - December 2020	187,516	$54.55	$50.45	$61.43
January 2021 - December 2021	238,307	$53.49	$50.79	$56.10
January 2022 - March 2022	71,730	$35.65	$35.65	$35.65

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
April 2020 - December 2020	2,620,719	$2.55	$2.51	$2.63
January 2021 - December 2021	3,503,617	$2.49	$2.33	$2.85
January 2022 - March 2022	972,900	$2.54	$2.54	$2.54

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited condensed consolidated balance sheets approximated fair value as of March 31, 2020 and December 31, 2019 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

•	Level 1— Unadjusted quoted market prices for identical assets or liabilities in active markets.
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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2020 and 2019.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
March 31, 2020
Assets
Commodity derivative contracts	$—	$9,783,362	$—	$—	$9,783,362
December 31, 2019
Assets
Commodity derivative contracts	$—	$804,501	$—	$—	$804,501

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	March 31,	December 31,
	2020	2019
Oil and natural gas properties
Proved properties	$845,497,790	$758,313,233
Unevaluated properties	188,054,927	275,041,784
Less: accumulated depreciation, depletion and impairment	(413,039,389)	(328,913,425)
Total oil and natural gas properties	$620,513,328	$704,441,592

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made.

The Partnership assesses all items classified as unevaluated property on a periodic basis for possible impairment. The Partnership assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: economic and market conditions; operators’ intent to drill; remaining lease term; geological and geophysical evaluations; operators’ drilling results and activity; the assignment of proved reserves; and the economic viability of operator development if proved reserves are assigned. During any period in which these factors indicate an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and to the full cost ceiling test. At March 31, 2020, the Partnership transferred $48.6 million to the full cost pool, which is included in the impairment charge disclosed below.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Partnership recorded an impairment on its oil and natural gas properties of $70.9 million and $2.8 million during the three months ended March 31, 2020 and 2019, respectively. The impairment recorded during the three months ended March 31, 2020 was due to the recent significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks related to reduced demand for oil and natural gas as a result of the coronavirus (“COVID-19”) pandemic and other supply factors. After evaluating these external factors, the Partnership determined that significant drilling uncertainty existed regarding its proved undeveloped (“PUD”) reserves that were included in its total estimated proved reserves as of December 31, 2019, as well as its unevaluated oil and natural gas properties. Specifically, with respect to the Partnership’s PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), the Partnership determined that it did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties. The Partnership similarly recorded an impairment on the value of its unevaluated oil and natural gas properties, which primarily were acquired in various acquisitions since its initial public offering. The Partnership intends not to book PUD reserves going forward. The impairment recorded for the three months ended March 31, 2019 was primarily a result of a decline in the 12-month average price of oil and natural gas.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in October 2028. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited condensed consolidated balance sheets.  Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of March 31, 2020 is 9.08 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75%  for the three months ended March 31, 2020.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019. The total operating lease expense recorded for the three months ended March 31, 2020 and 2019 was not material.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations. In July 2019, the Partnership became the lessee in several other related lease agreements for additional office space. In addition, the Partnership was involved in the construction and design of the underlying assets.

Future minimum lease commitments as of March 31, 2020 were as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
Operating leases	$4,512,876	$363,164	$480,025	$478,837	$480,579	$486,323	$2,223,948
Less: Imputed Interest	(1,187,477)
Total	$3,325,399

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8—LONG-TERM DEBT

The Partnership maintains a secured revolving credit facility that is secured by substantially all of its assets, the Operating Company’s assets and the assets of their wholly owned subsidiaries. Availability under the secured revolving credit facility equals the lesser of the aggregate maximum commitments of the lenders and the borrowing base. Total commitments under the secured revolving credit facility are set at $225.0 million, and the borrowing base is set at $300.0 million. The secured revolving credit facility permits aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of the Partnership’s borrowing base and the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowing base will be redetermined semiannually on or about May 1 and November 1 of each year based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries. In connection with the November 1, 2019 redetermination under the secured revolving credit facility, the borrowing base was reaffirmed at $300.0 million and total commitments will remain at $225.0 million. The May borrowing base redetermination is currently being conducted and is expected to be finalized by the end of May 2020. The secured revolving credit facility matures on February 8, 2022. The Partnership intends to request from its lenders an amendment to extend the term of the secured revolving credit facility beyond the current maturity date prior to March 31, 2021.

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

During the three months ended March 31, 2020, the Partnership borrowed an additional $71.1 million under the secured revolving credit facility and repaid approximately $70.0 million of the outstanding borrowings. As of March 31, 2020, the Partnership’s outstanding balance was $101.2 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of March 31, 2020.

As of March 31, 2020, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 2.25% or Prime Rate (as defined in the secured revolving credit facility) plus a margin of 1.25%. For the three months ended March 31, 2020, the weighted average interest rate on the Partnership’s outstanding borrowings was 4.70%.

NOTE 9—PREFERRED UNITS

In July 2018 the Partnership completed the private placement of 110,000 Series A preferred units to certain affiliates of Apollo Capital Management, L.P. (the “Series A Purchasers”) for $1,000 per Series A preferred unit, resulting in gross proceeds to the Partnership of $110.0 million. Until the conversion of the Series A preferred units into common units or their redemption, holders of the Series A preferred units are entitled to receive cumulative quarterly distributions equal to 7.0% per annum plus accrued and unpaid distributions. In connection with the issuance of the Series A preferred units, the Partnership granted holders of the Series A preferred units board observer rights beginning on the third anniversary of the original issuance date, and board appointment rights beginning the fourth anniversary of the original issuance date and in the case of events of default with respect to the Series A preferred units.

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

On February 12, 2020, the Partnership completed the redemption of 55,000 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,110.72 per Series A preferred unit for an aggregate redemption price of $61.1 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than 50% of the carrying value of the Series A preferred units as of the redemption date and 50% of the original intrinsic value of the beneficial conversion feature, a deemed dividend distribution of $5.7 million was taken directly to unitholders’ equity and non-controlling interest during the three months ended March 31, 2020.

The following table summarizes the changes in the number of the Series A preferred units:

Series A
Preferred Units
Balance at December 31, 2019	110,000
Redemption of Series A preferred units	(55,000)
Balance at March 31, 2020	55,000

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has limited partner units. As of March 31, 2020, the Partnership had a total of 34,378,849 common units issued and outstanding and 20,644,047 Class B units outstanding.

In January 2020, the Partnership completed an underwritten public offering of 5,000,000 common units for net proceeds of approximately $73.6 million (the “2020 Equity Offering”). The Partnership used the net proceeds from the 2020 Equity Offering to purchase OpCo common units. The Operating Company in turn used the net proceeds to repay approximately $70.0 million of the outstanding borrowings under the Partnership’s secured revolving credit facility. In connection with the 2020 Equity Offering, certain selling unitholders sold 750,000 common units pursuant to the exercise of the underwriters’ option to purchase additional common units. The Partnership did not receive any proceeds from the sale of the common units by the selling unitholders.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2019	23,518,652
Common units issued for equity offering	5,000,000
Conversion of Class B units	4,913,559
Common units issued under the LTIP (1)	946,638
Balance at March 31, 2020	34,378,849

(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as amended, the “LTIP”) on February 28, 2020.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2020	$0.17	April 24, 2020	May 4, 2020	May 11, 2020

Q1 2019	$0.37	April 26, 2019	May 6, 2019	May 13, 2019

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2019	25,557,606
Conversion of Class B units	(4,913,559)
Balance at March 31, 2020	20,644,047

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

NOTE 11—EARNINGS (LOSS) PER UNIT

Basic earnings (loss) per unit (“EPU”) is calculated by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s LTIP for its employees, directors and consultants and potential conversion of Class B units.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per unit:

	Three Months Ended March 31,
	2020	2019
Net loss attributable to common units	$(39,301,034)	$(3,687,252)

Weighted average number of common units outstanding:
Basic	30,528,819	17,971,300
Effect of dilutive securities:
Series A preferred units	—	—
Class B units	—	—
Restricted units	—	—
Diluted	30,528,819	17,971,300

Net loss attributable to common units
Basic	$(1.29)	$(0.21)
Diluted	$(1.29)	$(0.21)

The calculation of diluted net loss per unit for the three months ended March 31, 2020 excludes the conversion of Series A preferred units to common units, the conversion of Class B units to common units and 1,686,117 of unvested restricted units because their inclusion in the calculation would be anti-dilutive. The calculation of diluted net loss per unit for the three months ended March 31, 2019 excludes the conversion of Series A preferred units to common units, the

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

conversion of Class B units to common units and 1,157,924 unvested restricted units because their inclusion in the calculation would be anti-dilutive.

NOTE 12—UNIT-BASED COMPENSATION

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2019	739,479	$18.059	1.335 years
Awarded	946,638	11.540	—
Unvested at March 31, 2020	1,686,117	$14.399	2.297 years

NOTE 13—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has separate services agreements with each of BJF Royalties, LLC (“BJF Royalties”), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”), pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors may identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to the Partnership’s unitholders.

During the three months ended March 31, 2020,  no monthly services fee was paid to BJF Royalties. During the three months ended March 31, 2020, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $30,000,  $66,054 and $140,364,  respectively. Certain consultants who provide services under management services agreements are granted restricted units under the Partnership’s LTIP.

NOTE 14—ADMINISTRATIVE SERVICES

The Partnership relies upon its officers, directors, Sponsors and outside consultants to further its business operations. The Partnership also hires independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist its officers and directors. See Note 13―Related Party Transactions.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of March 31, 2020.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to March 31, 2020 in the preparation of its condensed consolidated financial statements.

Acquisitions

On April 17, 2020, the Partnership completed the acquisition of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”) from the owners of such. While certain members of Springbok Operating Company, LLC, manager of the Joint Venture, are affiliated with the entities acquired as part of the Springbok Acquisition, none of the assets held by the Joint Venture were included in the Springbok Acquisition. The aggregate consideration for the Springbok Acquisition consisted of (i) $95.0 million in cash, subject to standard pre-closing adjustments (ii) the issuance of 2,224,358 common units and (iii) the issuance of 2,497,134 OpCo common units and an equal number of Class B units. In connection with the execution of the related purchase agreements, the Partnership paid a deposit of approximately $9.5 million on the cash portion of the purchase price, which was funded by borrowings under its senior secured credit facility. As of March 31, 2020, the acreage acquired in the Springbok Acquisition had over 90 operators on 2,160 net royalty acres across core areas of the Delaware Basin, DJ Basin, Haynesville, STACK, Eagle Ford and other leading basins.

In connection with the Springbok Acquisition, the Partnership entered into a Transition Services Agreement (the “Transition Services Agreement”) with Springbok Investment Management, LP (“SIM”).  Pursuant to the Transition Services Agreement, SIM will provide certain administrative services and accounting assistance on a transitional basis for total compensation of $300,000 from April 17, 2020 through June 17, 2020, at which point, the Transition Services Agreement will terminate, unless the Partnership exercises its option to extend the term of the Transition Services Agreement for an additional month.

Derivative Transactions

On April 17, 2020, the Partnership entered into additional oil and natural gas commodity derivative agreements with Frost Bank for the period beginning April 1, 2020 through March 31, 2022. The commodity derivative contracts consist of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value. Prior to the Springbok Acquisition, this amount constituted approximately 19% of daily oil and natural gas production. Following the closing of the Springbok Acquisition, the Partnership hedged daily oil and natural gas production of approximately 31% of its production. The additional oil and natural gas commodity derivative agreements represent the Partnership’s mitigation of the inherent commodity price risk associated with the oil and natural gas production from the properties acquired in the Springbok Acquisition.

Distributions

On May 6, 2020, the Partnership paid a quarterly cash distribution on the Series A preferred units of approximately $1.0 million for the quarter ended March 31, 2020.

On May 6, 2020, the Partnership paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of $20,644 for the quarter ended March 31, 2020.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On April 24, 2020, the Board of Directors declared a quarterly cash distribution of $0.17 per common unit for the quarter ended March 31, 2020. The distribution will be paid on May 11, 2020 to common unitholders and OpCo common unitholders of record as of the close of business on May 4, 2020.

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

On March 11, 2020, the World Health Organization (the “WHO”) declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and has resulted in widespread adverse impacts on the global economy, the Partnership’s oil, natural gas, and NGL operators and other parties with whom the Partnership has business relations. The Partnership has modified certain business practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the WHO and other governmental and regulatory authorities. Since mid-March, the Partnership has restricted access to its offices to only essential employees, and has directed the remainder of its employees to work from home to the extent possible. These restrictions have had minimal impact on the Partnership’s operations to date and have allowed the Partnership to maintain the engagement and connectivity of its personnel, as well as minimize the number of employees required in the office.

The ultimate impacts of COVID-19 and the volatility currently being experienced in the oil and natural gas markets on the Partnership’s business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries, governmental authorities and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding the risks associated with the COVID-19 pandemic and OPEC decisions, see Part I, Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item IA. Risk Factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10‑Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” the “Partnership,” “we” or “us” refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” refer to Kimbell Royalty Operating, LLC. References to the “General Partner” refer to Kimbell Royalty GP, LLC. References to the “Sponsors” refer to affiliates of the Partnership’s founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including certain affiliates of the Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to the Partnership.

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

•	our ability to execute our business strategies;
•	the volatility of realized prices for oil, natural gas and natural gas liquids (“NGL”);
•	the level of production on our properties;
•	the level of drilling and completion activity by the operators of our properties;
•	regional supply and demand factors, delays or interruptions of production;
•	general economic, business or industry conditions;
•	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
•	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
•	title defects in the properties in which we acquire an interest;
•	uncertainties with respect to identified drilling locations and estimates of reserves on our properties and on properties we seek to acquire;
•	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;

•	restrictions on or the availability of the use of water in the business of the operators of our properties;
•	the availability of transportation facilities;
•	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
•	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry;
•	future operating results;
•	exploration and development drilling prospects, inventories, projects and programs;
•	operating hazards faced by the operators of our properties;
•	the ability of the operators of our properties to keep pace with technological advancements;
•	uncertainties regarding United States federal income tax treatment of our future earnings and distributions;
•	the effects of weak economic conditions and oil and natural gas market disruptions, including the impacts of the ongoing COVID-19 pandemic;
•	our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures; and
•	certain factors discussed elsewhere in this Quarterly Report.

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

As of March 31, 2020, we owned mineral and royalty interests in approximately 8.8 million gross acres and overriding royalty interests in approximately 4.6 million gross acres, with approximately 60% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. We refer to these non‑cost‑bearing interests collectively as our “mineral and royalty interests.” As of March 31, 2020, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 94,000 gross wells, including over 40,000 wells in the Permian Basin. Subsequent to the Springbok Acquisition (as defined below),  our mineral and royalty interests include ownership in over 96,000 gross wells.

The following table summarizes our ownership in United States basins and producing regions, information about the wells in which we have a mineral or royalty interest and the number of active rigs operating on acreage in which we have a mineral or royalty interest as of March 31, 2020:

			Average Daily	Average Daily
			Production	Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	(Boe/d)(20:1)(2)	Well Count
Permian Basin	2,627,226	22,606	2,483	1,988	40,416
Mid‑Continent	3,870,076	40,881	1,790	1,105	10,905
Haynesville	745,807	7,058	2,043	637	8,535
Appalachia	721,656	23,074	1,976	847	3,065
Bakken	1,555,557	5,959	603	524	3,916
Eagle Ford	618,085	6,683	1,671	1,298	2,973
Rockies	46,328	829	398	202	12,089
Other	3,221,334	36,687	2,394	1,290	12,928
Total	13,406,069	143,777	13,358	7,891	94,827

(1)

“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our Annual Report on Form 10-K for the year ended December 31, 2019.

(2)

“Value-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of 20 Mcf of natural gas per barrel of “oil equivalent,” which is the conversion factor we use in our business.

Recent Developments

Springbok Acquisition

On April 17, 2020, we completed the acquisition of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”) from the owners of such entities.  The aggregate consideration for the Springbok Acquisition consisted of (i) $95.0 million in cash, subject to standard pre-closing adjustments, (ii) the issuance of 2,224,358 common units and (iii) the issuance of 2,497,134 OpCo common units and an equal number of Class B units.  The cash portion of the acquisition was funded by borrowings under our secured revolving credit facility.

As of March 31, 2020, the acreage acquired in the Springbok Acquisition had over 90 operators on 2,160 net royalty acres across core areas of the Delaware Basin, DJ Basin, Haynesville, STACK, Eagle Ford and other leading basins. In addition, the acreage acquired in the Springbok Acquisition produced 2,586 Boe/d (56% natural gas, 34% oil and 10% NGLs) (6:1) as of March 31, 2020. The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of March 31, 2020 after giving effect to the Springbok Acquisition:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	168	111	0.85	0.53
Mid‑Continent	142	88	0.30	0.10
Haynesville	67	20	0.40	0.19
Appalachia	51	54	0.21	0.20
Bakken	221	86	0.22	0.26
Eagle Ford	144	50	0.88	0.33
Rockies	89	67	0.10	0.74
Total	882	476	2.96	2.35

(1)

The above table represents drilled but uncompleted wells and permitted locations only, and there is no guarantee that the drilled but uncompleted wells or permitted locations will be developed into producing wells in the future.

2020 Equity Offering

In January 2020, we completed an underwritten public offering of 5,000,000 common units for net proceeds of approximately $73.6 million (the “2020 Equity Offering”). We used the net proceeds from the 2020 Equity Offering to purchase OpCo common units. The Operating Company in turn used the net proceeds to repay approximately $70.0 million of the outstanding borrowings under our secured revolving credit facility. In connection with the 2020 Equity Offering, certain selling unitholders sold 750,000 common units pursuant to the exercise of the underwriters’ option to purchase additional common units. We did not receive any proceeds from the sale of the common units by the selling unitholders.

2020 Partial Redemption of Series A Preferred Units

On February 12, 2020, we completed the redemption of 55,000 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,110.72 per Series A preferred unit for an aggregate redemption price of $61.1 million.

First Quarter Distributions

On May 6, 2020, we paid a quarterly cash distribution on the Series A preferred units of approximately $1.0 million for the quarter ended March 31, 2020.

Each holder of Class B units has paid five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution”) in exchange for Class B units. Each holder of Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution. On May 6, 2020, we paid a quarterly cash distribution to each Class B unitholder, resulting in a total quarterly distribution of $20,644 for the quarter ended March 31, 2020.

On April 24, 2020, the General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.17 per common unit for the quarter ended Mach 31, 2020. The distribution will be paid on May 11, 2020 to common unitholders and OpCo common unitholders of record as of the close of business on May 4, 2020.

Business Environment

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

On March 11, 2020, the World Health Organization (the “WHO”) declared the ongoing coronavirus (“COVID-19”) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and has resulted in widespread adverse impacts on the global economy, our oil, natural gas, and NGL operators and other parties with whom we have business relations. Our first priority in our response to this crisis has been the health and safety of our employees, the employees of our business counterparties and the community in which we operate. To address these concerns, we have modified certain business practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the WHO and other governmental and regulatory authorities. Since mid-March, we have restricted access to our offices to only essential employees, and have directed the remainder of our employees to work from home to the extent possible. These restrictions have had minimal impact on our operations to date and have allowed us to maintain the engagement and connectivity of our personnel, as well as minimize the number of employees required in the office.

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. This significant decline in demand has been met with a sharp decline in oil prices which has been exacerbated by the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, are expected to lead to significant global economic contraction generally and in our industry in particular.

Oil and natural gas prices have historically been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19 and the OPEC decisions mentioned above. While an agreement to cut production has since been announced by OPEC and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Oil prices declined sharply in April 2020 and have remained low.  Although strip pricing for natural gas has increased meaningfully, the impact of these recent developments on our business and the oil and gas industry is unpredictable. Although we derived approximately 32% of our revenues and 58% of our production (6:1) from natural gas for the first quarter of 2020, which we believe presents some downside protection against depressed oil prices, we expect that low oil prices and commodity price volatility will continue through the second quarter of 2020 and perhaps longer.

In April 2020, we have received notices from two operators regarding well shut-ins and curtailments of production on properties in which we own an interest. The properties are primarily located in the Eagle Ford Shale, and the production attributable to such properties on a Boe/d basis (6:1) represented approximately one percent of our total production for the first quarter of 2020. We expect that as the supply/demand imbalance resulting from the COVID-19 outbreak and OPEC decisions mentioned above continues, and as oil storage facilities reach capacity and/or purchasers of crude products cancel previous orders, more of our operators may adjust or reduce their drilling activities, which could have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations in the second quarter of 2020. Due to the expected significant decline in the average of the trailing twelve month first-of-month pricing used in the full-cost ceiling test, we expect to record an impairment to our oil and natural gas properties in the second quarter of 2020 as a result of the full-cost ceiling limitation.

The ultimate impacts of COVID-19 and the volatility currently being experienced in the oil and natural gas markets on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC and other foreign, oil-exporting countries, governmental authorities and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding the risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this report.

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. The table below demonstrates such volatility for the periods presented as reported by the United States Energy Information Administration (“EIA”).

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	High	Low	High	Low
Oil ($/Bbl)	$63.27	$14.10	$60.19	$46.31
Natural gas ($/MMBtu)	$2.17	$1.65	$4.25	$2.54

On May 1, 2020, the West Texas Intermediate posted price for crude oil was $19.72 per Bbl and the Henry Hub spot market price of natural gas was $1.69 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended March 31,
	2020	2019
Oil ($/Bbl)	$45.54	$54.82
Natural gas ($/MMBtu)	$1.90	$2.92

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased by 27.6% from 1,006 active rigs as of March 31, 2019 to 728 active rigs as of March 31, 2020.

According to the Baker Hughes United States Rotary Rig count, rig activity in the 28 states in which we own mineral and royalty interests included 718 active rigs as of March 31, 2020 compared to 1,000 active rigs as of March 31, 2019. Rig activity in the 28 states in which we own mineral and royalty interests declined further to 404 active rigs as of May 1, 2020, and there were 70 active rigs operating on our acreage, inclusive of acreage we acquired in the Springbok Acquisition, as of April 17, 2020.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	March 31,
Basin or Producing Region	2020	2019
Permian Basin	30	26
Mid‑Continent	13	19
Haynesville	8	10
Appalachia	3	4
Bakken	11	12
Eagle Ford	8	11
Rockies	2	7
Other	-	-
Total	75	89

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our operating income for the following periods:

	Three Months Ended March 31,
	2020	2019
Royalty income
Oil sales	58%	50%
Natural gas sales	32%	39%
NGL sales	9%	10%
Lease bonus and other income	1%	1%
	100%	100%

We entered into oil and natural gas commodity derivative agreements with Frost Bank, beginning January 1, 2018 which extend through March 2022, to establish, in advance, a price for the sale of a portion of the oil, natural gas and NGLs produced from our mineral and royalty interests.

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

	Three Months Ended March 31,
	2020	2019
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(59,784,399)	$(5,345,363)
Depreciation and depletion expense	13,270,683	10,281,008
Interest expense	1,421,304	1,422,563
EBITDA	(45,092,412)	6,358,208
Impairment of oil and natural gas properties	70,925,731	2,802,198
Unit‑based compensation	2,107,587	1,770,410
(Gain) loss on commodity derivative instruments, net of settlements	(8,978,861)	5,165,884
Cash distribution from equity method investee	17,961	—
Equity income in affiliate	(163,554)	—
Consolidated Adjusted EBITDA	18,816,452	16,096,700
Adjusted EBITDA attributable to noncontrolling interest	(7,059,747)	(9,407,010)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	11,756,705	6,689,690
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	703,952	624,289
Cash distributions on Series A preferred units	1,202,759	800,018
Distributions on Class B units	24,807	23,814
Cash available for distribution on common units	$9,825,187	$5,241,569

	Three Months Ended March 31,
	2020	2019
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$20,787,606	$15,812,332
Interest expense	1,421,304	1,422,563
Impairment of oil and natural gas properties	(70,925,731)	(2,802,198)
Amortization of right-of-use assets	(67,470)	(11,204)
Amortization of loan origination costs	(266,318)	(257,727)
Equity income in affiliate	163,554	—
Unit-based compensation	(2,107,587)	(1,770,410)
Gain (loss) on commodity derivative instruments, net of settlements	8,978,861	(5,165,884)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(4,913,049)	(1,294,164)
Accounts receivable and other current assets	508,985	492,900
Accounts payable	450,579	692,149
Other current liabilities	809,594	(776,928)
Operating lease liabilities	67,260	16,779
EBITDA	(45,092,412)	6,358,208
Add:
Impairment of oil and natural gas properties	70,925,731	2,802,198
Unit‑based compensation	2,107,587	1,770,410
(Gain) loss on commodity derivative instruments, net of settlements	(8,978,861)	5,165,884
Cash distribution from equity method investee	17,961	—
Equity income in affiliate	(163,554)	—
Consolidated Adjusted EBITDA	18,816,452	16,096,700
Adjusted EBITDA attributable to noncontrolling interest	(7,059,747)	(9,407,010)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	$11,756,705	$6,689,690

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as "auction" processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three months ended March 31, 2020 and 2019 include the acquisition of all of the equity interests in subsidiaries of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC that own oil and natural gas mineral and royalty interests (the “Phillips Acquisition”) and the acquisition of certain mineral and royalty assets from certain affiliates of Buckhorn Resources GP, LLC (the “Buckhorn Acquisition”).

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

We recorded an impairment on our oil and natural gas properties of $70.9 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. The impairment recorded during the three months ended March 31, 2020 was due to the recent significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks related to reduced demand for oil and natural gas as a result of COVID-19 and other supply factors. After evaluating these external factors, we determined that significant drilling uncertainty existed regarding our proved undeveloped (“PUD”) reserves that were included in our total estimated proved reserves as of December 31, 2019, as well as our unevaluated oil and natural gas properties. Specifically, with respect to our PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), we determined that we did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties. We similarly recorded an impairment on the value of our unevaluated oil and natural gas properties, which primarily were acquired in various acquisitions since our initial public offering. We intend not to book PUD reserves going forward. The impairment recorded for the three months ended March 31, 2019 was primarily a result of a decline in the 12-month average price of oil and natural gas.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, we do not intend to book proved undeveloped reserves going forward. As such, additional impairment charges could be recorded in connection with future acquisitions. Further, due to the expected significant decline in the average of the trailing twelve month first-of-month pricing used in the full-cost ceiling test, we expect to record an impairment to our oil and natural gas properties in the second quarter of 2020 as a result of the full-cost ceiling limitation. If the expected significant decline in the price of oil, natural gas and NGLs continues through future periods or if prices decrease further in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended March 31,
	2020	2019
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$25,585,439	$22,833,393
Lease bonus and other income	229,319	83,606
Gain (loss) on commodity derivative instruments, net	10,132,613	(4,969,790)
Total revenues	35,947,371	17,947,209
Costs and expenses
Production and ad valorem taxes	1,621,743	1,596,394
Depreciation and depletion expense	13,270,683	10,281,008
Impairment of oil and natural gas properties	70,925,731	2,802,198
Marketing and other deductions	2,131,552	1,857,043
General and administrative expenses	6,524,311	5,333,366
Total costs and expenses	94,474,020	21,870,009
Operating loss	(58,526,649)	(3,922,800)
Other income (expense)
Equity income in affiliate	163,554	—
Interest expense	(1,421,304)	(1,422,563)
Net loss	(59,784,399)	(5,345,363)
Distribution and accretion on Series A preferred units	(3,076,684)	(3,469,584)
Net loss attributable to noncontrolling interests	23,584,856	5,151,509
Distribution on Class B units	(24,807)	(23,814)
Net loss attributable to common units	$(39,301,034)	$(3,687,252)
Production Data:
Oil (Bbls)	334,149	226,601
Natural gas (Mcf)	4,264,345	3,336,723
Natural gas liquids (Bbls)	170,689	120,155
Combined volumes (Boe) (6:1)	1,215,562	902,877

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Oil, Natural Gas and NGL Revenues

For the three months ended March 31, 2020, our oil, natural gas and NGL revenues were $25.6 million, an increase of $2.8 million from $22.8 million for the three months ended March 31, 2019.  The increase in revenues was primarily attributable to the revenues from additional production associated with the Phillips Acquisition, which contributed approximately  $3.6 million  to the overall increase, and to a lesser extent, the revenues associated with the Buckhorn Acquisition and the acquisition of various mineral and royalty interests in Oklahoma, which together contributed approximately $1.2 million to the increase. Partially offsetting the increase in oil, natural gas and NGL revenues was a decrease in the average prices we received for oil and NGL production.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 1,215,562 Boe or 13,358 Boe/d, for the three months ended March 31, 2020, an increase of 312,685 Boe or 3,326 Boe/d, from 902,877 Boe or 10,032 Boe/d, for the three months ended March 31, 2019.

The increase in production was primarily attributable to production associated with the Phillips Acquisition, which accounted for 150,557 Boe. Also contributing to the increase was production associated with the Haymaker assets, which accounted for 102,619 Boe and was primarily related to additional upside production that was previously unknown and recognized in the current quarter.

Our operators received an average of $45.25 per Bbl of oil, $1.93 per Mcf of natural gas and $13.17 per Bbl of NGL for the volumes sold during the three months ended March 31, 2020 and $50.89 per Bbl of oil, $2.68 per Mcf of natural gas and $19.70 per Bbl of NGL for the volumes sold during the three months ended March 31, 2019. The three months ended March 31, 2020 decreased 11.1% or $5.64 per Bbl of oil and 28.0% or $0.75 per Mcf of natural gas as compared to the three months ended March 31, 2019.  This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decreases of 16.9% or $9.28 per Bbl of oil and 34.9% or $1.02 per Mcf of natural gas for the comparable periods.

Gain (Loss) on Commodity Derivative Instruments

Gain on commodity derivative instruments for the three months ended March 31, 2020 included $9.0 million of mark-to-market gains and $1.1 million of gains on the settlement of commodity derivative instruments compared to $5.2 million of mark-to-market losses and $0.2 million of gains on the settlement of commodity derivative instruments for the three months ended March 31, 2019. We recorded a mark-to-market gain for the three months ended March 31, 2020 as a result of the decrease in the price of oil and natural gas contracts relative to the fixed-price in our open derivative contracts.

Production and Ad Valorem Taxes

Our production and ad valorem taxes remained flat at $1.6 million for both the three months ended March 31, 2020 and 2019.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended March 31, 2020 was $13.3 million, an increase of $3.0 million from  $10.3 million for the three months ended March 31, 2019.  The increase in the depreciation and depletion expense was primarily attributable to the acquisition of various mineral and royalty interests in Oklahoma and the Buckhorn Acquisition, which together added approximately $45.5 million of depletable costs to the full-cost pool.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units‑of‑production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $10.86 for the three months ended March 31, 2020, a decrease of $0.52 per barrel from the $11.38 average depletion rate per barrel for the three months ended March 31, 2019.  The decrease in the depletion rate was due to the significant impairment that was recorded during the three months ended December 31, 2019, which significantly reduced our net capitalized oil and natural gas properties.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

We recorded an impairment expense on our oil and natural gas properties of $70.9 million and $2.8 million during the three months ended March 31, 2020 and 2019, respectively. The impairment recorded during the three months ended March 31, 2020 was due to the recent significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks related to reduced demand for oil and natural gas as a result of COVID-19 and other supply factors. After evaluating these external factors, we determined that significant drilling uncertainty existed regarding our PUD reserves that were included in our total estimated proved reserves as of December 31, 2019, as well as our unevaluated oil and natural gas properties. Specifically, with respect to our PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), we determined that we did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties. We similarly recorded an impairment on the value of our unevaluated oil and natural gas properties, which primarily were acquired in various acquisitions since our initial public offering. We intend not to book PUD reserves going forward. The impairment recorded for the three months ended March 31, 2019 was primarily a result of a decline in the 12-month average price of oil and natural gas.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post‑production expense. Marketing and other deductions for the three months ended March 31, 2020 were $2.1 million, an increase of $0.2 million from $1.9 million for the three months ended March 31, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $6.5 million, an increase of $1.2 million from $5.3 million for the three months ended March 31, 2019. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was partially attributable to a $0.3 million increase in unit-based compensation expense. Also contributing to the increase were cash general and administrative expenses resulting from an increase in salaries and wages as a result of executive bonuses paid in the first quarter of 2020.

Interest Expense

Interest expense for both the three months ended March 31, 2020 and 2019 was $1.4 million.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings and our primary uses of cash are for distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. Total commitments under our secured revolving credit facility are set at $225.0 million and the borrowing base is set at $300.0 million. The secured revolving credit facility permits aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base and the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders, to be used for general partnership purposes, including working capital and acquisitions, among other things. As of May 1, 2020, we had an outstanding balance of $186.7 million under our secured revolving credit facility.

Cash Distribution Policy

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. “Available cash,” as used in this context, is defined in the limited liability company agreement of the Operating Company and our partnership agreement. We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations and fixed charges, tax obligations and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

In light of the unprecedented global economic impact resulting from the COVID-19 pandemic, the related impact to the United States oil and natural gas markets and the potential for further curtailments of production, during its determination of “available cash” for the first quarter of 2020, our Board of Directors approved the allocation of 50% of our cash available for distribution for the first quarter of 2020, together with certain cash received at the closing of the Springbok Acquisition and other cash reserves, for the repayment of $15.0 million in outstanding borrowings under our secured revolving credit facility. With respect to future quarters, our Board of Directors may continue to allocate cash generated by our business to the repayment of outstanding borrowings under our secured revolving credit facility or in other manners in which our Board of Directors determines to be appropriate at the time, and our Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we financed the Phillips Acquisition with equity consideration of 9,400,000 OpCo common units and an equal number of Class B units, the Buckhorn Acquisition with equity consideration of 2,169,348 OpCo common units and an equal number of Class B units, and the Springbok Acquisition with a combination of cash consideration funded with borrowings of $95.0 million under our secured revolving credit facility and equity consideration of 2,224,358 common units and 2,497,134 OpCo common units and an equal number of Class B units. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted.

On May 6, 2020, we paid a quarterly cash distribution on the Series A preferred units of approximately $1.0 million for the quarter ended March 31, 2020.

On May 6, 2020, we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of $20,644 for the quarter ended March 31, 2020.

On April 24, 2020, our Board of Directors declared a quarterly cash distribution of $0.17 per common unit for the quarter ended Mach 31, 2020. The distribution will be paid on May 11, 2020 to common unitholders and OpCo common unitholders of record as of the close of business on May 4, 2020.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Cash Flow Data:
Net cash provided by operating activities	$20,787,606	$15,812,332
Net cash used in investing activities	(11,176,643)	(838,432)
Net cash used in financing activities	(9,334,346)	(17,204,386)
Net increase (decrease) in cash	$276,617	$(2,230,486)

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2020 were $20.8 million, an increase of $5.0 million compared to  $15.8 million for the three months ended March 31, 2019.  The increase in cash flows provided by operating activities was primarily attributable to the Phillips Acquisition and the Buckhorn Acquisition in the first and fourth quarters of 2019, respectively.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2020 increased by $10.3 million compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, we used $9.7 million to fund the deposit on oil and natural gas properties and $1.3 million to fund the capital commitments of a joint venture with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners. For the three months ended March 31, 2019, we used $0.5 million to fund the Phillips Acquisition and $0.3 million to fund the remodeling of our office space.

Financing Activities

Cash flows used in financing activities were $9.3 million for the three months ended March 31, 2020, a decrease of $7.9 million compared to $17.2 million for the three months ended March 31, 2019.  Cash flows used in financing activities for the three months ended March 31, 2020 consists of $70.0 million used to repay borrowings under our secured revolving credit facility, $61.1 million to fund the redemption of Series A preferred units and $22.7 million of distributions paid to holders of common units and OpCo common units,  Series A preferred units and Class B units, partially offset by $73.6 million in proceeds from the 2020 Equity Offering and  $71.1 million of additional borrowings under our secured revolving credit facility. Cash flows used in financing activities for the three months ended March 31, 2019 consists of $17.0 million of distributions paid to holders of common units and OpCo common units, Series A preferred units and Class B units and $0.7 million of issuance costs paid on Series A preferred units, partially offset by $0.5 million in contributions from our Class B unitholders.

Capital Expenditures

During the three months ended March 31, 2020, we paid approximately $0.2 million primarily in connection with the Buckhorn Acquisition. During the three months ended March 31, 2019, we paid approximately $0.5 million in connection with the Phillips Acquisition.

Indebtedness

We maintain a secured revolving credit facility that is secured by substantially all of our assets, the Operating Company’s assets and the assets of ours and the Operating Company’s wholly owned subsidiaries. Availability under our secured revolving credit facility equals the lesser of the aggregate maximum commitments of the lenders and the borrowing base. Total commitments under our secured revolving credit facility are set at $225.0 million and the borrowing base is set at $300.0 million. The secured revolving credit facility permits aggregate commitments under our secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base and the satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders. The borrowing base will be redetermined semiannually on or about May 1 and November 1 of each year based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries. In connection with the November 1, 2019 redetermination under the secured revolving credit facility, the borrowing base was reaffirmed at $300.0 million and total commitments remained at $225.0 million. The May borrowing base redetermination is currently being conducted and is expected to be finalized by the end of May 2020. A reduction in our borrowing base is not expected in connection with the May borrowing base redetermination as a result of the assets acquired in the Springbok Acquisition providing additional support to the borrowing base. However, in connection with any future redetermination, it is possible that the borrowing base will be reduced as a result of a decrease in the value of the assets underlying the borrowing base in connection with a sustained decrease in oil and natural gas prices. Even in the event that our borrowing base is reduced and assuming that the aggregate maximum commitments of the lenders under the secured revolving credit facility do not change, until such reduction or series of reductions in the aggregate is greater than $75.0 million, our ability to borrow would not be impacted because until that point the borrowing base would exceed the current commitments under the secured revolving credit facility. The secured revolving credit facility matures on February 8, 2022. We intend to request from our lenders an amendment to extend the term of the secured revolving credit facility beyond the current maturity date prior to March 31, 2021.

The secured revolving credit facility contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The secured revolving credit facility also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 4.0 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The secured revolving credit facility also contains customary events of default, including non‑payment, breach of covenants, materially incorrect representations, cross‑default, bankruptcy and change of control. As of March 31, 2020, we had outstanding borrowings of $101.2 million under the secured revolving credit facility and $123.8 million of available capacity (or approximately $198.8 million if aggregate commitments were equal to our current borrowing base).

For additional information on our secured revolving credit facility, please read Note 8―Long-Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report.

New and Revised Financial Accounting Standards

The effects of new accounting pronouncements are discussed in Note 2—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Contractual Obligations and Off‑Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, we did not have any off‑balance sheet arrangements other than operating leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil, natural gas and NGL production of our operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil, natural gas and NGL production has been volatile and unpredictable for several years, and we expect commodity prices to be even more volatile in the future as a result of COVID-19 and the OPEC decisions discussed in this Form 10-Q. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we entered into commodity derivative contracts to reduce our exposure to price volatility of oil and natural gas. The counterparty to the contracts is an unrelated third party.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2020, we had one counterparty to our derivative contracts, which is also one of the lenders under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of March 31, 2020, we had total borrowings outstanding under our secured revolving credit facility of $101.2 million. The impact of a 1% increase in the interest rate on this amount of debt would result in an increase in interest expense of approximately $1.0 million annually, assuming that our indebtedness remained constant throughout the year. We do not currently have any interest rate hedges in place.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020, as a result of a material weakness in our internal control over financial reporting that remains outstanding from a prior period.

Despite the material weakness, which is described further below, our general partner’s principal executive officer and principal financial officer concluded that the consolidated financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting during the preparation of such report. We lacked sufficient oversight of our full cost ceiling calculation, which is a component of our financial reporting requirements. During the first quarter of 2020, we implemented procedures to remediate this material weakness, which consisted of installing redundant levels of internal review of the full cost ceiling calculation prior to review by our independent registered public accounting firm.

Management is still in the process of testing these procedures and additional time is required to assess and ensure the sustainability of these procedures. Management believes these actions will strengthen our internal control over financial reporting and be effective in remediating the material weaknesses described above. Management is committed to continuous improvement of the Partnership’s internal control processes and will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Aside from the change in procedures related to the remediation of the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Partnership’s legal proceedings, see Note 15—Commitments and Contingencies to the unaudited condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, which risk factors could also be affected by the potential effects of the outbreak of COVID-19 discussed below. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

The ongoing COVID-19 outbreak and the related impact on oil and natural gas prices have adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.

The ongoing COVID-19 outbreak, which the WHO declared a pandemic and the United States Government declared a national emergency in March 2020, has reached more than 200 countries and has continued to be a rapidly evolving situation. The pandemic has resulted in widespread adverse impacts on the global economy and financial markets and we and our third-party operators and other parties with whom we have business relations have experienced some resulting disruptions to our and their business operations. For example, since mid-March, we have had to limit access to our administrative offices and have taken certain other precautionary measures intended to help minimize the risk to our employees, our business and our community. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns.  In addition, our employees are now working remotely, which could increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions.

The impact of the pandemic, including the resulting significant reduction in global demand for oil and, to a lesser extent natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, is expected to lead to significant global economic contraction generally and in our industry in particular.  Oil and natural gas prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. The current price environment has caused some of our operators’ wells to become uneconomic, which has resulted, and may result in the future, in suspension of production from those wells or a significant reduction in, or no royalty revenues from, existing production. Some operators may also attempt to shut in producing wells and avoid lease termination or payment of shut-in royalties by claiming force majeure, if provided for in the applicable lease. The curtailment of production or the shut-in of wells as a result of the ongoing COVID-19 outbreak and the drop in oil prices are both outside of our control, and the materialization of either circumstance could have a significant impact on our result of operations. For example, we have received notices from two operators regarding well shut-ins and curtailments of production on properties in which we own an interest. The properties are primarily located in the Eagle Ford Shale, and the production attributable to such properties on a Boe/d basis (6:1) represented approximately one percent of our total production for the first quarter of 2020. We expect we will receive additional notices regarding well shut-ins and curtailments of production from our operators as reductions in global demand for oil and natural gas resulting from the COVID-19 outbreak and depressed oil prices resulting from the OPEC decisions each continue and as oil storage facilities reach capacity and/or purchasers of crude products cancel previous orders as a result.

Due to the recent significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic and other supply factors, we recorded an impairment on our oil and natural gas properties of $70.9 million for the three months ended March 31, 2020. Due to the expected significant decline in the average of the trailing twelve month first-of-month pricing used in the full-

cost ceiling test, we expect to record an impairment to our oil and natural gas properties in the second quarter of 2020 as a result of the full-cost ceiling limitation. If the expected significant decline in the price of oil, natural gas and NGLs continues through future periods or if prices decrease further in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

In addition, it is possible that the borrowing base of our secured revolving credit facility will be reduced in the future as a result of a decrease in the value of the assets underlying the borrowing base in connection with a sustained decrease in oil and natural gas prices.

During our Board of Director’s determination of “available cash” for the first quarter of 2020, our Board of Directors approved the allocation of 50% of our cash available for distribution for the first quarter of 2020, together with certain cash received at the closing of the Springbok Acquisition and other cash reserves, for the repayment of $15.0 million in outstanding borrowings under our secured revolving credit facility. With respect to future quarters, our Board of Directors may continue to allocate cash generated by our business to the repayment of outstanding borrowings under our secured revolving credit facility or in other manners in which our Board of Directors determines to be appropriate at the time, and our Board of Directors may further change its policy with respect to cash distributions in the future.

To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19 and energy prices generally, we may need to consider alternative sources of funding for our future acquisitions, which may increase our cost of, as well as adversely impact our access to, capital or otherwise impact our ability to complete acquisitions. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, future actions taken by members of OPEC and other foreign oil-exporting countries, actions taken by governmental authorities, third-party operators and other third parties and the timing and extent to which normal economic and operating conditions resume.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Registration Rights Agreement, dated as of April 17, 2020, by and among Kimbell Royalty Partners, LP, Silver Spur Resources, LLC, SEP I Holdings, LLC and Springbok Energy Partners II Holdings, LLC (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on April 20, 2020)

10.1†	—

Securities Purchase Agreement, dated as of January 9, 2020, among Springbok Energy Feeder Fund, LLC, NGP XI Mineral Holdings, LLC, Springbok Energy Feeder Fund A, LLC, Springbok Investments, LLC, Jasmine Interests, LLC, KLF Red Head Oil and Gas LLC, Fielding and Rita Claytor, Silver Spur Resources, LLC, Virginia Altick, Springbok Class B Vehicle, LP, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on January 9, 2020)

10.2†	—

Securities Purchase Agreement, dated as of January 9, 2020, among Springbok Energy Partners II Holdings, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on January 9, 2020)

10.3*†	—

First Amendment to Securities Purchase Agreement, dated as of April 17, 2020, among NGP XI Mineral Holdings, LLC, Springbok Investment Management, LP, SEP I Holdings, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC

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

*—filed herewith

**—furnished herewith

†—The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of each such schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: May 7, 2020	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: May 7, 2020	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer