Form 10-K
period 2020-12-31
Kimbell Royalty Partners, LP
filed 2021-02-26
CIK 1657788

f WTI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2020, was $420.8 million, based on the closing price of such common units of $8.60 as reported on the New York Stock Exchange on June 30, 2020. As of February 19, 2021, the registrant had outstanding 38,918,689 common units representing limited partner interests and 20,779,781 Class B units representing limited partner units.

Documents Incorporated by Reference: None

Kimbell Royalty Partners, LP

i

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Annual Report on Form 10-K (“Annual Report”).

Basin. A large depression on the earth’s surface in which sediments accumulate.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume.

Boe. Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil at the pressure and temperature base standard of each respective state in which the gas is produced.

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

SCOOP. South Central Oklahoma Oil Province.

Secondary recovery. The second stage of hydrocarbon production during which an external fluid, such as water or gas, is injected into the reservoir through injection wells located in rock that has fluid communication with production wells.

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

Tertiary recovery. Traditionally, the third stage of hydrocarbon production, comprising recovery methods that follow waterflooding or pressure maintenance. The principal tertiary recovery techniques used are thermal methods, gas injection and chemical flooding.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Annual Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and NGLs, including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including any energy and environmental proposals supported by the Biden administration and/or the United States Congress, weakness in the capital markets or the ongoing and potential impact to financial markets and worldwide economic activity resulting from the ongoing coronavirus (“COVID-19”) pandemic and related governmental actions;
●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impacts of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	uncertainties with respect to identified drilling locations and estimates of reserves on our properties and on properties we seek to acquire;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;

●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including the Biden administration’s proposals and recent executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions;
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and
●	certain factors discussed elsewhere in this Annual Report.

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

PART I

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” “our Partnership,” “we,” “our,” “us” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” refer to Kimbell Royalty Operating, LLC. References to “our General Partner” refer to Kimbell Royalty GP, LLC. References to “our Sponsors” refer to affiliates of our founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to “Kimbell Holdings” refer to Kimbell GP Holdings, LLC, a jointly owned subsidiary of our Sponsors and the parent of our General Partner. References to the “Contributing Parties” refer to all entities and individuals, including affiliates of our Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to us at the closing of our initial public offering (“IPO”). References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of our General Partner, which has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties as described herein.

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

The diagram below depicts a simplified version of our organizational structure as of February 19, 2021:

(1)	The Sponsors are affiliates of our founders, Messrs. Fortson, R. Ravnaas, Taylor and Wynne.
(2)	Includes common units beneficially owned by the Sponsors other than those reflected as held by Kimbell GP Holdings, LLC. Also includes common units beneficially owned by our directors and officers and other of our affiliates.
(3)	Includes the Kimbell Art Foundation, Cupola Royalty Direct LLC, Rivercrest Capital Partners LP and certain affiliates of EnCap Partners, LP, Buckhorn Resources GP, LLC, Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC.
(4)	Kimbell Operating has entered into a management services agreement with us and separate management services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties for the provision of certain management, administrative and operational services.

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

On April 17, 2020, we completed the acquisition of all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”) from the owners of such entities (collectively, the “Springbok Sellers”). The aggregate consideration for the Springbok Acquisition consisted of (i) approximately $95.0 million in cash, (ii) the issuance of 2,224,358 common units and (iii) the issuance of 2,497,134 OpCo common units and an equal number of Class B units. At the time of the Springbok Acquisition, the acreage acquired had over 90 operators on 2,160 net royalty acres across core areas of the Delaware Basin, DJ Basin, Haynesville, STACK, Eagle Ford and other leading basins.

Our Oil and Gas Assets

We categorize our oil and gas assets into two groups: mineral interests and overriding royalty interests.

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

Overview of Our Oil and Gas Assets and Operations

As of December 31, 2020, we owned mineral and royalty interests in approximately 9.1 million gross acres and overriding royalty interests in approximately 4.6 million gross acres, with approximately 60% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of December 31, 2020, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including 100% of our overriding royalty interests), and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 97,000 gross wells, including over 41,000 wells in the Permian Basin. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we benefit from the continued development of the properties in which we own an interest without the need for investment of additional capital by us.

As of December 31, 2020, the estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 42,418 MBoe 43.3% liquids, consisting of 66.9% oil and 33.1% NGLs) based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”). All of our reserves were classified as PDP reserves. The properties underlying our mineral and royalty interests typically have low estimated decline rates. Our PDP reserves have an average estimated yearly decline rate of 12.5% during the initial five-years.

Our revenues are derived from royalty payments we receive from the operators of our properties based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of December 31, 2020, there were approximately 1,300 operators actively producing on our acreage, with our top ten operators (Chevron USA, Inc., EOG Resources, Inc., Chesapeake Operating, Inc., Vine Oil & Gas, LP, EP Energy E&P Company, LP, Occidental Petroleum Corporation, GEP Haynesville, LLC, Parsley Energy Operations, LLC, Devon Energy Production Company and XTO Energy, Inc.) together accounting for approximately 35.6% of our revenues.

During the years ended December 31, 2020, 2019 and 2018, payments we received from our top purchaser accounted for approximately 7.1%, 6.0% and 10.5%, respectively, of our revenues. We do not believe that the loss of any individual purchaser would have a material adverse effect on us due to the high number of purchasers actively producing on our acreage. As of December 31, 2020, there were 39 rigs operating on our acreage compared to 81 rigs operating on our acreage as of December 31, 2019. The decrease in rig count was primarily attributable to the COVID-19 outbreak and international supply and demand imbalances. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Business Environment — COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas” for further discussion.

Our revenues and the amount of cash available for distribution on common units may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. For the year ended December 31, 2020, our revenues were generated 56% from oil sales, 34% from natural gas sales, 9% from NGL sales and 1% from other sales.

Business Strategies

Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, our Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest. We intend to accomplish this objective by executing the following strategies:

●	Acquire additional mineral and royalty interests from third parties and leverage our relationships with our Sponsors and the Contributing Parties to grow our business. We intend to make opportunistic acquisitions of mineral and royalty interests that have substantial resource and organic growth potential and meet our acquisition criteria, which include (i) mineral and royalty interests in high-quality producing acreage that enhance our asset base, (ii) significant amounts of recoverable oil and natural gas in place with geologic support for future production and reserve growth and (iii) a geographic footprint complementary to our diverse portfolio. For example, on April 17, 2020, we completed the Springbok Acquisition, through which we acquired 2,160 net royalty acres, increasing our acreage footprint.

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

●	Acquire additional mineral and royalty interests from our Sponsors and the Contributing Parties. The Contributing Parties, including affiliates of our Sponsors, continue to own significant mineral and royalty interests in oil and gas properties. We believe our Sponsors and the Contributing Parties view our partnership as part of their growth strategy. In addition, we believe their direct or indirect ownership in us will incentivize them to offer us additional mineral and royalty interests from their existing asset portfolios in the future. For example, we acquired some mineral and royalty interests subject to the right of first refusal granted in connection with our IPO (which has since expired) in the Dropdown. The Contributing Parties have no obligation to sell any additional assets to us or to accept any offer that we may make for any additional assets, and we may decide not to acquire such additional assets even if such Contributing Parties offer them to us. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Contribution Agreement.”
●	Benefit from reserve, production and cash flow growth through organic production growth and development of our mineral and royalty interests. Our assets consist of diversified mineral and royalty interests. As of December 31, 2020, 67% of our well count are located in the Permian Basin, Mid-Continent and DJ Basin/Rockies/Niobrara and 60% of our gross acreage are located in the Permian Basin, Mid-Continent and Bakken/Williston Basin, which are some of the most active areas in the country. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post-production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. As such, we benefit from the continued development of the properties we own a mineral or royalty interest in without the need for investment of additional capital by us.
●	Maintain a conservative capital structure and prudently manage our business for the long term. We are committed to maintaining a conservative capital structure that will afford us the financial flexibility to execute our business strategies on an ongoing basis. The limited liability company agreement of our General

Partner contains provisions that prohibit certain actions without a supermajority vote of at least 66 2/3% of the members of the General Partner’s Board of Directors (the “Board of Directors”). Among the actions requiring a supermajority vote are the incurrence of borrowings in excess of 2.5 times our Debt to EBITDAX Ratio (as defined in our General Partner’s limited liability company agreement) for the preceding four quarters and the issuance of any partnership interests that rank senior in right of distributions or liquidation to our common units. In addition, pursuant to the terms of our partnership agreement, we are prohibited from the issuance of any partnership interests that rank equal or senior in right of distributions or liquidation to our Series A Cumulative Convertible Preferred Units (“Series A preferred units”) without the consent of the holders of 66 2/3% of the outstanding Series A preferred units.

We have a $265.0 million secured revolving credit facility with an elected commitment amount feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base, which is currently $265.0 million, and the satisfaction of certain conditions, including the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders. During the year ended December 31, 2020, the Board of Directors approved the repayment of $25.1 million in outstanding borrowings under our secured revolving credit facility, which reduced our cash available for distribution on common units. Of the $25.1 million, $3.9 million was approved in connection with the fourth quarter distribution and will be repaid in the first quarter of 2021. With respect to future quarters, the Board of Directors may continue to allocate cash generated by our business to the repayment of outstanding borrowings under our secured revolving credit facility. We believe that this liquidity, along with internally generated cash from operations and access to capital markets, will provide us with the financial flexibility to grow our production, reserves and cash generated from operations through strategic acquisitions of mineral and royalty interests and the continued development of our existing assets.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

●	Significant diversified portfolio of mineral and royalty interests in mature producing basins and exposure to undeveloped opportunities. We have a diversified, low decline asset base with exposure to high-quality conventional and unconventional plays. As of December 31, 2020, we owned mineral and royalty interests in approximately 9.1 million gross acres and overriding royalty interests in approximately 4.6 million gross acres, with approximately 60% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin, and as of December 31, 2020, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including 100% of our overriding royalty interests), and substantially all of those leases were held by production. The estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 42,418 MBoe (43.3% liquids, consisting of 66.9% oil and 33.1% NGLs) based on the reserve report prepared by Ryder Scott. All of our reserves were classified as PDP reserves. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays without further required investment on our behalf. We believe that we will continue to benefit from these cost-free additions to production and reserves for the foreseeable future as a result of technological advances and continuing interest by third-party producers in development activities on our acreage.
●	Exposure to many of the leading resource plays in the United States. We expect the operators of our properties to continue to drill new wells and to complete drilled but uncompleted wells on our acreage, which we believe should substantially offset the natural production declines from our existing wells. We believe that our operators have significant drilling inventory remaining on the acreage underlying our mineral or royalty interests in multiple resource plays. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 97,000 gross wells, including over 41,000 wells in the Permian Basin.

●	Financial flexibility to fund expansion. We believe that our conservative capital structure will permit us to maintain financial flexibility to allow us to opportunistically purchase strategic mineral and royalty interests, subject to the supermajority vote provisions of the limited liability company agreement of our General Partner and the terms of our partnership agreement, which in certain circumstances requires the affirmative vote of 66 2/3% of our outstanding Series A preferred units, in each case as discussed above. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for further information. We believe that we will be able to expand our asset base through acquisitions utilizing our secured revolving credit facility, internally generated cash from operations and access to capital markets.
●	Experienced and proven management team with a track record of making acquisitions. The members of our management team and Board of Directors have an average of over 30 years of oil and gas experience. Our management team and Board of Directors, which includes our founders, have a long history of buying mineral and royalty interests in high-quality producing acreage throughout the United States. Certain members of our management team have managed a significant investment program, investing in over 160 acquisitions. We believe we have a proven competitive advantage in our ability to source, engineer, evaluate, acquire and manage mineral and royalty interests in high-quality producing acreage.

Our Properties

Material Basins and Producing Regions

The following is an overview of the United States basins and producing regions we consider most material to our current and future business.

●	Permian Basin. The Permian Basin extends from southeastern New Mexico into west Texas and is currently one of the most active drilling regions in the United States. It includes three geologic provinces: the Midland Basin to the east, the Delaware Basin to the west, and the Central Basin in between. The Permian Basin consists of mature legacy onshore oil and liquids-rich natural gas reservoirs and has been actively drilled over the past 90 years. The extensive operating history, favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, horizontal development potential and liquids-rich reserves make the Permian Basin one of the most prolific oil-producing regions in the United States. Our acreage underlies prospective areas for the Wolfcamp play in the Midland and Delaware Basins, the Spraberry formation in the Midland Basin, and the Bone Springs formation in the Delaware Basin, which are among the most active plays in the country.
●	Mid-Continent. The Mid-Continent is a broad area containing hundreds of fields in Arkansas, Kansas, Louisiana, New Mexico, Oklahoma, Nebraska and Texas and including the Granite Wash, Cleveland and the Mississippi Lime formations. The Anadarko Basin is a structural basin centered in the western part of Oklahoma and the Texas Panhandle, extending into southwestern Kansas and southeastern Colorado. A key feature of the Anadarko Basin is the stacked geologic horizons including the Cana-Woodford and Springer shale in the SCOOP and STACK.
●	Terryville/Cotton Valley/Haynesville. We own a substantial position in the core of the Terryville Field that the Contributing Parties acquired in 2007. Our mineral interests are leased and operated by Range Resources Corporation/Memorial Resource Development Corp. Producing since 1954, the Terryville Field is one of the most prolific natural gas fields in North America. Redevelopment of the field with horizontal drilling and modern completion techniques has resulted in high recoveries relative to drilling and completion costs, high initial production rates with high liquids yields, and long reserve life with multiple stacked producing zones.
●	Appalachian Basin. The Appalachian Basin covers most of Pennsylvania, eastern Ohio, West Virginia, western Maryland, eastern Kentucky, central Tennessee, western Virginia, northwestern Georgia, and northern Alabama. The basin’s most active plays in which we have acreage are the Marcellus Shale and Utica plays, which cover most of Pennsylvania, northern West Virginia, and eastern Ohio. In addition to the Marcellus Shale and Utica plays, there are a number of other conventional and unconventional plays to which we have material exposure in the Appalachian Basin, including the Berea, Big Injun, Devonian, Huron and Rhinestreet.
●	Eagle Ford. The Eagle Ford shale formation stretches across south Texas and includes some of the most economic and productive areas in the United States. The Eagle Ford contains significant amounts of hydrocarbons and is considered the source rock, or the original source, for much of the oil and natural gas contained in the Austin Chalk Basin. The Eagle Ford shale formation has benefitted from improvements in horizontal drilling and hydraulic fracturing.
●	Bakken/Williston Basin. The Williston Basin stretches through North Dakota, the northwest part of South Dakota, and eastern Montana and is best known for the Bakken/Three Forks shale formations. The Bakken ranks as one of the largest oil developments in the United States in the past 40 years. Development of the Bakken became commercial on a large scale over the past ten years with the advent of horizontal drilling and hydraulic fracturing.
●	DJ Basin/Rockies/Niobrara. The Denver-Julesburg Basin, also known as the DJ Basin, is a geologic basin centered in eastern Colorado stretching into southeast Wyoming, western Nebraska and western Kansas. The area includes the Wattenberg Gas Field, one of the largest natural gas deposits in the United States, and the Niobrara formation. The Niobrara includes three separate zones and stretches from the DJ Basin up into the Powder River Basin in Wyoming. Development in this area is currently focused on horizontal drilling in the Niobrara and Codell formations.

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

	December 31, 2020
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Leased
Permian Basin (1)	2,372,057	19,254	99.2%
Mid‑Continent	1,835,607	23,742	99.4%
Terryville/Cotton Valley/Haynesville	665,164	6,481	99.3%
Appalachian Basin (2)	434,116	16,967	99.8%
Eagle Ford	476,193	5,059	96.8%
Barnett Shale/Fort Worth Basin	316,408	3,548	99.1%
Bakken/Williston Basin (3)	1,146,006	3,047	99.9%
San Juan Basin	85,604	159	99.2%
Onshore California	67,139	286	95.7%
DJ Basin/Rockies/Niobrara	46,398	680	96.1%
Illinois Basin	11,163	97	100.0%
Other Western (onshore) Gulf Basin	614,310	4,247	98.0%
Other TX/LA/MS Salt Basin	308,850	3,841	95.3%
Other	677,086	3,306	99.1%
Total (4)	9,056,101	90,714	99.0%
(1)	Includes mineral interests in approximately 1,111,043 gross (7,868 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes mineral interests in approximately 209,340 gross (5,637 net) acres in the Marcellus/Utica.
(3)	Includes mineral interests in approximately 1,035,464 gross (2,929 net) acres in the Bakken/Three Forks.
(4)	Percentage leased represents the weighted average of our leased acres relative to our total acreage in the basins in which we own mineral interests.

ORRIs

The following table sets forth information about our ORRIs:

	December 31, 2020
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Producing
Permian Basin (1)	290,720	3,821	100.0%
Mid‑Continent	2,119,541	17,660	99.1%
Terryville/Cotton Valley/Haynesville	121,560	1,184	99.5%
Appalachian Basin (2)	307,238	6,235	100.0%
Eagle Ford	147,955	1,671	100.0%
Barnett Shale/Fort Worth Basin	76,755	593	100.0%
Bakken/Williston Basin (3)	423,631	3,004	100.0%
San Juan Basin	98,633	1,313	99.0%
Onshore California	10,668	22	100.0%
DJ Basin/Rockies/Niobrara	27,754	356	100.0%
Illinois Basin	16,848	1,080	100.0%
Other Western (onshore) Gulf Basin	89,209	1,215	100.0%
Other TX/LA/MS Salt Basin	45,502	1,443	99.9%
Other	814,386	15,544	99.9%
Total (4)	4,590,400	55,141	99.5%
(1)	Includes overriding royalty interests in approximately 183,702 gross (1,946 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes overriding royalty interests in approximately 254,348 gross (4,852 net) acres in the Marcellus/Utica.
(3)	Includes overriding royalty interests in approximately 409,439 gross (2,907 net) acres in the Bakken/Three Forks.
(4)	Percentage producing represents the weighted average of our acres that are producing relative to our total acreage in the basins in which we own ORRIs. Virtually all acreage is producing.

Wells

The following table sets forth the well count in which we had mineral or royalty interest:

Basin or Producing Region	December 31, 2020
Permian Basin	41,075
Mid‑Continent	11,267
Terryville/Cotton Valley/Haynesville	8,861
Appalachian Basin	3,208
Eagle Ford	3,235
Barnett Shale/Fort Worth Basin	3,966
Bakken/Williston Basin	4,124
San Juan Basin	1,857
Onshore California	975
DJ Basin/Rockies/Niobrara	12,359
Other	6,230
Total	97,157

Production

The following table summarizes our production, as well as our estimate of the percentage of such production that we believe is attributable to conventional and unconventional production and enhanced oil recovery (“EOR”) as of December 31, 2020. We designate wells as either conventional or unconventional by reviewing the basin, field, and hole direction of each well, as well as the start date of the wells. In estimating the percentage of conventional wells that are subject to EOR, we compare forecasted production decline against historical production decline, as well as publicly available information related to injection volumes, operator information, unit size, well count and location. We estimate that approximately 21% of our total production as of December 31, 2020 is attributable to conventional assets including certain EOR projects. We believe this conventional production provides a base level of production stability that helps facilitate overall organic production growth as new unconventional wells come online.

	Average Daily	Percentage of	Percentage of	Conventional Production(2)
	Production	Conventional	Unconventional	Enhanced Oil	Non-Enhanced
Basin or Producing Region	(Boe/d)(6:1)(1)	Production	Production	Oil Recovery	Oil Recovery
Permian Basin	2,641	27.2%	72.8%	18.3%	8.9%
Mid‑Continent	1,740	27.0%	73.0%	1.9%	25.1%
Terryville/Cotton Valley/Haynesville	2,948	5.0%	95.0%	1.5%	3.5%
Appalachian Basin	1,955	10.5%	89.5%	0.3%	10.2%
Eagle Ford	1,637	4.8%	95.2%	0.1%	4.7%
Bakken/Williston Basin	687	7.1%	92.9%	3.4%	3.7%
DJ Basin/Rockies/Niobrara	620	36.0%	64.0%	0.4%	35.6%
Other	1,632	61.4%	38.6%	20.9%	40.5%
Total	13,860	21.2%	78.8%	6.5%	14.7%
(1)	"Btu-equivalent" production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of "oil equivalent," which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read "Item 1. Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves."

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Estimated Proved Reserves

Our historical reserve estimates as of December 31, 2020, 2019 and 2018 were prepared by Ryder Scott, an independent petroleum engineering firm. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis.

Within Ryder Scott, the technical person primarily responsible for preparing the reserve estimates set forth in the reserve report incorporated herein is Mr. Scott Wilson, who has been practicing petroleum-engineering consulting at Ryder Scott since 2000. Mr. Wilson is a registered Professional Engineer in the States of Alaska, Colorado, Texas and Wyoming. He earned a Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines in 1983 and a Master of Business Administration in Finance from the University of Colorado in 1985. As technical principal, Mr. Wilson meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering evaluations as well as in applying United States Securities and Exchange Commission (“SEC”) and other industry reserves definitions and guidelines. A copy of Ryder Scott’s estimated proved reserve report as of December 31, 2020 is attached as an exhibit to this Annual Report.

Our Chief Executive Officer, Robert D. Ravnaas, has agreed to provide us with reserve engineering services. Mr. R. Ravnaas is a petroleum engineer with over 31 years of reservoir and operations experience. Mr. R. Ravnaas and certain engineers and geoscience professionals under his supervision worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our mineral and royalty interests. Mr. R. Ravnaas met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Operating and development costs are not realized to our interest but are used to calculate the economic limit life of the wells. These costs are estimated and checked by our independent reserve engineers.

Mr. R. Ravnaas is primarily responsible for the preparation of our reserves. In addition, the preparation of our proved reserve estimates is completed in accordance with internal control procedures, including the following:

●	review and verification of historical production data, which data is based on actual production as reported by the operators of our properties;
●	preparation of reserve estimates by Mr. R. Ravnaas or under his direct supervision;
●	review by Mr. R. Ravnaas of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes; and
●	verification of property ownership by our land department.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2020, 2019 and 2018 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. All proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

Summary of Estimated Proved Reserves

Estimates of reserves as of December 31, 2020, 2019 and 2018 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2020, 2019 and 2018, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $39.57, $55.69 and $65.56 per Bbl for oil and $1.99, $2.58 and $3.10 per MMBtu for natural gas at December 31, 2020, 2019 and 2018, respectively. The price per Bbl for NGLs was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.

Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The following table presents our estimated proved oil and natural gas reserves:

	December 31,
	2020	2019	2018
Estimated proved developed reserves:
Oil (MBbls)	12,294	11,303	9,183
Natural gas (MMcf)	144,233	141,181	116,321
Natural gas liquids (MBbls)	6,085	6,079	5,063
Total (MBoe)(6:1) (1)	42,418	40,912	33,633
Estimated proved undeveloped reserves:
Oil (MBbls)	—	1,015	1,612
Natural gas (MMcf)	—	7,562	10,940
Natural gas liquids (MBbls)	—	376	583
Total (MBoe)(6:1) (1)	—	2,651	4,018
Estimated proved reserves:
Oil (MBbls)	12,294	12,318	10,795
Natural gas (MMcf)	144,233	148,743	127,261
Natural gas liquids (MBbls)	6,085	6,455	5,646
Total (MBoe)(6:1) (1)	42,418	43,563	37,651
Percent proved developed	100%	94%	89%
(1)	Estimated proved reserves are presented on an oil-equivalent basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the twelve-month average prices for the years ended December 31, 2020, 2019 and 2018 was used, the conversion factor would be approximately 19.9 Mcf per Bbl of oil, 21.6 Mcf per Bbl of oil and 21.1 Mcf per Bbl of oil, respectively. In this Annual Report, we supplementally provide “value-equivalent” production information or volumes presented on an oil-equivalent basis using a conversion factor of 20 Mcf of natural gas per barrel of “oil equivalent,” which is the conversion factor we use in our business. We are providing this measure supplementally because we believe this conversion factor represents an estimation of value equivalence over time and better correlates with the respective contribution of oil and natural gas to our revenues. We use the 20-to-1 conversion factor as we assess our business, including analysis of our financial and production performance, strategic decisions to purchase additional properties and budgeting. We do not adjust the 20-to-1 ratio to reflect current pricing, because the significant volatility in the conversion ratio makes it difficult for us to compare results across periods. By reviewing our aggregate production on a constant 20-to-1 basis, which removes the variability of price fluctuations but generally approximates price equivalence over recent periods, we are able to compare production data from period to period as well as the relative contribution of oil and natural gas to our revenues. The 20-to-1 conversion factor approximates the mean ratio of the price of WTI oil to the price of Henry Hub natural gas from January 3, 2011 to December 31, 2020, as reported by the United States Energy Information Administration (“EIA”). During this period, the ratio of the price of oil to the price of natural gas ranged from (20.78) to 56.91. The mean ratios of the price of oil to the price of natural gas were 19.57, 22.55 and 21.42 for the years ended December 31, 2020, 2019 and 2018, respectively. Due to the variability of the prices of oil and natural gas, there is no standard conversion ratio for value equivalence, and the 20-to-1 ratio presented here may not accurately reflect the ratio of oil prices to natural gas prices for a given period.

The foregoing reserves are all located within the continental United States. Reserve engineering is and must be recognized as a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing, and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on several variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices, and future production rates and costs. Please read “Item 1A. Risk Factors.”

Additional information regarding our estimated proved reserves can be found in the reserve report as of December 31, 2020, which is included as an exhibit to this Annual Report.

Estimated Proved Undeveloped Reserves

The following table summarizes our changes in PUD reserves for the year ended December 31, 2020 (in MBoe):

December 31,
2020
Beginning balance	2,651
Revisions of previous estimates	(2,651)
Ending balance	-

Changes in PUD reserves that occurred from December 31, 2019 through December 31, 2020 were due to negative revisions of approximately 2,651 MBoe in PUD reserves. After evaluating certain external factors in the first quarter of 2020, including the significant decline in oil and natural gas prices related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries and other supply factors, as well as longer-term commodity price outlooks, we determined that significant drilling uncertainty existed regarding our PUD reserves that were included in our total estimated proved reserves as of December 31, 2019, as well as our unevaluated oil and natural gas properties. Specifically, with respect to our PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), we determined that we did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties for the three months ended March 31, 2020.

As of year-end 2020, we have transitioned to 100% proved developed reserves. Historically, our net organic growth has held PDP rates relatively flat to increasing over time, which we believe supports our inventory of drilling locations.

Oil, Natural Gas and NGL Production and Pricing

Production and Price History

The following table sets forth information regarding our production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Production Data:
Oil and condensate (Bbls)	1,409,163	1,113,150	591,072
Natural gas (Mcf)	17,891,384	17,045,519	7,873,694
Natural gas liquids (Bbls)	681,575	561,797	310,361
Total (Boe)(6:1) (1)	5,072,635	4,515,867	2,213,715
Average daily production (Boe/d)(6:1)	13,860	12,331	6,065
Total (Boe)(20:1) (2)	2,985,307	2,527,223	1,295,118
Average daily production (Boe/d)(20:1)	8,157	6,924	3,548
Average Realized Prices:
Oil and condensate (per Bbl)	$36.98	$54.66	$60.17
Natural gas (per Mcf)	$1.79	$2.21	$2.84
Natural gas liquids (per Bbl)	$12.39	$15.96	$25.14
Average Unit Cost per Boe (6:1)
Production and ad valorem taxes	$1.26	$1.71	$1.99
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas.
(2)	“Value-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of 20 Mcf of natural gas per barrel of “oil equivalent,” which is the conversion factor we use in our business. For a discussion of the 20-to-1 conversion factor, please read footnote 1 to the Summary of Estimated Proved Reserves table under “—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves.”

Productive Wells

Productive wells consist of producing wells, wells capable of production, and exploratory, development or extension wells that are not dry wells. As of December 31, 2020, we owned mineral or royalty interests in over 97,000 gross productive wells, which consisted of over 74,000 oil wells and over 22,000 natural gas wells.

Acreage

Mineral and Royalty Interests

The following table sets forth information relating to the acreage underlying our mineral and nonparticipating royalty interests at December 31, 2020:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	4,235,811		55,617		4,291,428
Oklahoma	1,137,765		7,534		1,145,299
North Dakota	1,029,543		1,000		1,030,543
Wyoming	301,330		771		302,101
Kansas	201,472		2,001		203,473
Louisiana	350,634		1,045		351,679
Arkansas	371,368		1,218		372,586
Montana	165,955		5,059		171,014
New Mexico	187,819		1,843		189,662
Utah	144,053		—		144,053
Other	836,592		17,671		854,263
Total	8,962,342	(1)	93,759	(2)	9,056,101
(1)	Reflects mineral interests in approximately 8,962,342 total gross (81,303 net) developed acres.
(2)	Reflects mineral interests in approximately 93,759 total gross (9,411 net) undeveloped acres.

ORRIs

The following table sets forth information relating to our acreage for our ORRIs at December 31, 2020:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	1,374,997		680		1,375,677
Oklahoma	1,280,362		19,000		1,299,362
North Dakota	417,177		—		417,177
Wyoming	350,846		—		350,846
Utah	235,432		—		235,432
Colorado	192,402		—		192,402
Pennsylvania	124,298		—		124,298
West Virginia	116,938		—		116,938
Louisiana	118,842		510		119,352
New Mexico	106,696		960		107,656
Other	250,532		728		251,260
Total	4,568,522	(1)	21,878	(2)	4,590,400
(1)	Reflects ORRIs in approximately 4,568,522 total gross (55,029 net) developed acres.
(2)	Reflects ORRIs in approximately 21,878 total gross (112 net) undeveloped acres.

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

Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months, while natural gas decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for the operators of our properties in meeting well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

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

In October 2019, the EPA and the United States Army Corps of Engineers issued a final rule that repealed the 2015 regulations and reinstated the agencies’ narrower pre-2015 scope of federal Clean Water Act jurisdiction. In April 2020, the EPA and the United States Army Corps of Engineers issued a new final waters of the United States (“WOTUS”) definition that continues to provide a narrower scope of federal Clean Water Act jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal Clean Water Act jurisdiction. Judicial challenges to the EPA’s October 2019 and April 2020 final rules are currently before multiple federal district courts. If the rules are vacated and the 2015 rule is ultimately implemented, the expansion of Clean Water Act jurisdiction will result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.

In addition, spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges.

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

Air Emissions

The federal Clean Air Act, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, most recently in May 2016, the EPA finalized additional regulations under the federal Clean Air Act that established new emission control requirements for oil and natural gas production and processing operations. In August 2020, the EPA issued two final rules that rescinded the methane-specific requirements of the regulations applicable to sources in the production and processing segments and removed the transmission and storage segments from the source category, which removes them from the scope of the regulations. However, these 2020 rules are being challenged in the U.S. Circuit Court for the D.C. Circuit. In addition, on January 20, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing the EPA to consider publishing a proposed rule suspending, revising or rescinding the 2020 rules. More stringent laws and regulations may increase the costs of compliance for oil and natural gas producers and impact production of the acreage underlying our mineral and royalty interests, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

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

President Biden has issued Executive Orders seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden administration’s climate policies. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and many states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce GHG emissions. Additionally, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Climate Agreement (the “Paris Agreement”). In April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In June 2017, President Trump announced that the United States will withdraw from the Paris Agreement unless it is renegotiated. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement, and the United States withdrew from the Paris Agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021.

Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry, and state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

Moreover, activists and members of the investment community concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult for operators on our properties to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could ultimately make it more difficult or costly for operators to engage in exploration and production activities.

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

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and natural gas regulatory programs. Legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process. If enacted, these or similar bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. In March 2015, the Bureau of Land Management (“BLM”) adopted a rule requiring, among other things, public disclosure to the BLM of chemicals used in hydraulic fracturing operations after fracturing operations have been completed and would strengthen standards for wellbore integrity and management of fluids that return to the surface during and after fracturing operations on federal and Indian lands. That rule was rescinded in December 2017. This rescission was upheld in March 2020 by the United States District Court for the Northern District of California, but the decision has been appealed. If these requirements went into effect, they could result in delays in operations at well sites and increased costs to make wells productive.

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

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands for 60 days.

In addition, on January 27, 2021, President Biden issued an Executive Order directing the Secretary of the Interior to pause entering into new oil and natural gas leases on public lands or offshore waters “to the extent possible,” and launch a review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters. The Executive Order also directed federal agencies to eliminate fossil fuel subsidies. Although the regulatory burden on the oil and natural gas industry increases the cost of doing business and potentially delays operations, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

Drilling and Production

The operations of the operators of our properties are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which we operate also regulate one or more of the following:

●	the location of wells;
●	the method of drilling and casing wells;
●	the timing of construction or drilling activities, including seasonal wildlife closures;
●	the rates of production or “allowables”;
●	the surface use and restoration of properties upon which wells are drilled;
●	the plugging and abandoning of wells; and
●	notice to, and consultation with, surface owners and other third parties.

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

Human Capital Resources

The officers of our General Partner manage our operations and activities. However, neither we, our General Partner nor our subsidiaries have employees. We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services for us, including the operation of our properties. The compensation for all our employees is indirectly paid by us pursuant to the management services agreement with Kimbell Operating. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements” for more information regarding such management services agreements.

Our success depends on our ability to continue to attract, retain and motivate qualified employees. We recognize that we are in a competitive marketplace when it comes to finding top talent. As a result, talent acquisition and the retention of employees continue to be a priority initiative for us. We strive to continue to attract, retain and motivate qualified employees by offering competitive compensation and benefits in an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers. Our employees may participate in a robust benefits program, which includes a focus on health and wellness, and we offer a variety of other employee perks.

As of December 31, 2020, Kimbell Operating had approximately 25 employees performing services for our operations and activities. Women represent approximately 32% of our workforce, and men represent approximately 68%. We believe that our employees are one of our greatest assets and that we are made up of talented and dedicated employees working together to achieve common and rewarding goals. We value integrity, hard work, dedication and teamwork. Our goal is to promote an environment where employees are encouraged to do their best work with high professional standards.

Our first priority in our response to the COVID-19 health crisis has been the health and safety of our employees. To address these concerns, we implemented safety protocols and procedures to protect our employees. We modified certain business practices (including those related to employee travel, employee work locations, and physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention (the “CDC”), the World Health Organization (the “WHO”) and other governmental and regulatory authorities. In mid-March, we restricted access to our offices to only essential employees and directed the remainder of our employees to work from home to the extent possible. In mid-May, we opened our offices to employees on a voluntary basis, with employees having the option to work from home.

Facilities

Our principal executive offices are located at 777 Taylor Street, Suite 810, Fort Worth, Texas 76102. We believe that our leased facilities are adequate for our current operations.

Additional Information

We electronically file various reports with the SEC including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our website at www.kimbellrp.com. These reports are accessible at no charge through our website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this Annual Report.

Item 1A. Risk Factors

Summary of Risk Factors

Risks Related to Business Disruptions

●	The ongoing COVID-19 pandemic and the related impact on oil and natural gas prices have adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.
●	A terrorist attack or armed conflict could harm our business.
●	Cyber-attacks targeting systems and infrastructure used by the oil and gas industry and related regulations may adversely impact our operations and, if we are unable to obtain and maintain adequate protection for our data, our business may be harmed.

Risks Related to Our Organization and Structure

●	We may not have sufficient available cash to pay any quarterly distribution on our common units.
●	The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow and not solely on profitability, which may prevent us from paying cash distributions during periods when we record net income.
●	The amount of our quarterly cash distributions, if any, may vary significantly both quarterly and annually and is directly dependent on the performance of our business. We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time and could pay no distribution with respect to any particular quarter.
●	Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
●	The limited liability company agreement of our General Partner contains restrictive covenants, governance and other provisions that may restrict our ability to pursue our business strategies.

●	Our General Partner and its affiliates, including our Sponsors and their respective affiliates, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our unitholders. Additionally, we have no control over the business decisions and operations of our Sponsors and their respective affiliates, which are under no obligation to adopt a business strategy that favors us.
●	Our partnership agreement does not restrict our Sponsors and their respective affiliates or the Contributing Parties from competing with us. Certain of our directors and officers may in the future spend significant time serving, and may have significant duties with, investment partnerships or other private entities that compete with us in seeking out acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
●	Our General Partner intends to limit its liability regarding our obligations.
●	Neither we, our General Partner nor our subsidiaries have any employees, and we rely solely on Kimbell Operating to manage and operate, or arrange for the management and operation of, our business. The management team of Kimbell Operating, which includes the individuals who will manage us, also provides substantially similar services to other entities and thus is not solely focused on our business.
●	Our partnership agreement replaces fiduciary duties applicable to a corporation with contractual duties and restricts the remedies available to our unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.
●	Our partnership agreement replaces our General Partner’s fiduciary duties to our unitholders with contractual standards governing its duties.
●	Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors, which could reduce the price at which our common units will trade.
●	Even if our unitholders are dissatisfied, they cannot initially remove our General Partner without its consent.
●	Our partnership agreement restricts the voting rights of unitholders owning 20% or more of the interests in any class of our securities, subject to certain exceptions.
●	Cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our common unitholders. Our partnership agreement and the limited liability company agreement of the Operating Company do not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. The amount and timing of such reimbursements will be determined by our General Partner.
●	Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
●	Our sole cash-generating asset is our membership interest in the Operating Company and we are accordingly dependent upon distributions from the Operating Company to pay taxes and cover our expenses and to make distributions to our unitholders.
●	Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for the obligations of the partnership.
●	Increases in interest rates may cause the market price of our common units to decline.
●	Our General Partner has a call right that may require unitholders to sell their units at an undesirable time or price.

●	We may issue additional common units and other equity interests ranking junior to the Series A preferred units without unitholder approval, which would dilute existing common unitholder ownership interests.
●	There are no limitations in our partnership agreement on our ability to issue units ranking senior in right of distributions or liquidation to our common units.
●	The market price of our common units could be materially adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by our Sponsors, the Contributing Parties and other selling unitholders pursuant to any registration rights agreements.
●	The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment.
●	For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.
●	The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.
●	Our partnership agreement includes exclusive forum, venue and jurisdiction provisions. By acquiring an interest in us, a limited partner is irrevocably consenting to these provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts.
●	If a unitholder is an ineligible holder, the units of such unitholder may be subject to redemption.
●	Our Series A preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.
●	The terms of our Series A preferred units contain covenants that may limit our business flexibility.

Risks Related to Economic Conditions and Our Industry

●	All of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and NGLs produced from the acreage underlying our interests is sold. The volatility of these prices due to factors beyond our control greatly affects our business, financial condition, results of operations and cash available for distribution on common units.
●	A deterioration in general economic, business or industry conditions would materially adversely affect our results of operations, financial condition and cash available for distribution on common units.
●	Conservation measures and technological advances could reduce demand for oil and natural gas.
●	Competition in the oil and natural gas industry is intense, which may adversely affect our operators’ ability to succeed.
●	The results of exploratory drilling in shale plays will be subject to risks associated with drilling and completion techniques and drilling results may not meet our expectations for reserves or production.
●	The marketability of oil and natural gas production is dependent upon transportation and other facilities, certain of which neither we nor the operators of our properties control. If these facilities are unavailable, our operators’ operations could be interrupted and our results of operations and cash available for distribution on common units could be materially adversely affected.

●	Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that may materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units.

Risks Related to Our Indebtedness and Derivatives

●	Our derivative activities could result in financial losses and reduce earnings.
●	Restrictions in our secured revolving credit facility and future debt agreements could limit our growth and our ability to engage in certain activities, including our ability to pay distributions to our unitholders.
●	Any significant reduction in our borrowing base under our secured revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.
●	Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

Risks Related to Our Operations

●	Our business is difficult to evaluate because we have made several significant acquisitions.
●	We depend on unaffiliated operators for all of the exploration, development and production on the properties in which we own mineral and royalty interests. Substantially all of our revenue is derived from royalty payments made by these operators. A reduction in the expected number of wells to be drilled on the acreage underlying our interests by these operators or the failure of these operators to adequately and efficiently develop and operate the underlying acreage could materially adversely affect our results of operations and cash available for distribution on common units.
●	We may not be able to terminate our leases if any of the operators of the properties in which we own mineral interests declare bankruptcy, and we may experience delays and be unable to replace operators that do not make royalty payments.
●	Our future success depends on replacing reserves through acquisitions and the exploration and development activities of the operators of our properties.
●	Our failure to successfully identify, complete and integrate acquisitions of properties or businesses would slow our growth and could materially adversely affect our results of operations and cash available for distribution on common units.
●	Any acquisitions of additional mineral and royalty interests that we complete will be subject to substantial risks.
●	If we are unable to make acquisitions on economically acceptable terms from our Sponsors, the Contributing Parties or third parties, our future growth will be limited.
●	Project areas on our properties, which are in various stages of development, may not yield oil or natural gas in commercially viable quantities.
●	Our estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

●	We do not intend to retain cash from our operations for replacement capital expenditures. Unless we replenish our oil and natural gas reserves, our cash generated from operations and our ability to pay distributions to our unitholders could be materially adversely affected.
●	We rely on a few key individuals whose absence or loss could materially adversely affect our business.
●	Loss of our or our operators’ information and computer systems could materially adversely affect our business.
●	Title to the properties in which we have an interest may be impaired by title defects.
●	The Haymaker Sellers, Dropdown Sellers, Phillips Sellers and Springbok Sellers have limited indemnity obligations to us for liabilities arising out of the ownership and operation of our assets prior to the Haymaker Acquisition, the Dropdown, the Phillips Acquisition and the Springbok Acquisition, respectively, including title defects.
●	The potential drilling locations identified by the operators of our properties are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
●	Acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. Our operators’ failure to drill sufficient wells to hold acreage may result in loss of the lease and prospective drilling opportunities.
●	The unavailability, high cost, or shortages of rigs, equipment, raw materials, supplies or personnel may restrict or result in increased costs for operators related to developing and operating our properties.
●	Operating hazards and uninsured risks may result in substantial losses to the operators of our properties, and any losses could materially adversely affect our results of operations and cash available for distribution on common units.
●	If the operators of our properties suspend our right to receive royalty payments due to title or other issues, our business, financial condition, results of operations and cash available for distribution on common units may be adversely affected.
●	We will be required to take write-downs of the carrying values of our properties if commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value.

Tax Risks to Common Unitholders

●	We may incur substantial income tax liabilities on our allocable share of income from the Operating Company.
●	Taxable gain or loss on the sale of our common units could be more or less than expected.
●	Our tax liability may be greater than expected if we do not generate sufficient depletion deductions to offset our taxable income and reduce our tax liability.
●	Future tax legislation could have an adverse impact on our cash tax liabilities, results of operations and financial condition, which could affect our cash available for distribution on common units and the value of our common units.
●	Certain decreases in the price of our common units could adversely affect our amount of cash available for distribution on common units.

●	The IRS Form 1099-DIV that you receive from your broker may over-report your dividend income with respect to our units for United States federal income tax purposes, and failure to report your dividend income in a manner consistent with the IRS Form 1099-DIV that you receive from your broker may cause the IRS to assert audit adjustments to your United States federal income tax return.
●	The portion of our distributions taxable as dividends may be greater than expected.
●	If the Operating Company were to become a publicly traded partnership taxable as a corporation for United States federal income tax purposes, we and the Operating Company might be subject to potentially significant tax inefficiencies.

Legal, Environmental and Regulatory Risks

●	Oil and natural gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive, and failure to comply could result in significant liabilities, which could reduce our cash available for distribution on common units.
●	The operators of our properties are subject to complex and evolving environmental and occupational health and safety laws and regulations. As a result, they may incur significant delays, costs and liabilities that could materially adversely affect our business and financial condition.
●	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
●	The adoption of climate change legislation and regulations could result in increased operating costs and reduced demand for the oil and natural gas that our operators produce.

General Risk Factors

●	Increased costs of capital could materially adversely affect our business.
●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

There are many factors that could have a material adverse effect on our operating results, financial condition and cash flows. New risks may emerge at any time and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our common units.

Risks Related to Business Disruptions

The ongoing COVID-19 pandemic and the related impact on oil and natural gas prices have adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy and financial markets, including record economic contraction in the United States, and we and our third-party operators and other parties with whom we have business relations have experienced disrupted business operations as a result. For example, in mid-March, we had to limit access to our administrative offices and took certain other precautionary measures intended to help minimize the risk to our employees, our business and our community. Beginning in mid-May, we opened our offices to employees on a voluntary basis, with employees having the option to work from home. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. While shelter-in-place restrictions subsided in the second half of 2020, the possibility of future restrictions remains. Because our employees have the option to work remotely, there is an increased risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions.

The impact of the pandemic, including the resulting significant reduction in global demand for oil and, to a lesser extent, natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, has led to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April 2020 to cut oil production and has extended such production cuts through March 2021, crude oil prices remained depressed through December 31, 2020 as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 pandemic, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. The current price environment has caused some of our operators’ wells to become uneconomic, which has resulted, and may result in the future, in suspension of production from those wells or a significant reduction in, or no royalty revenues from, existing production. Some operators may also attempt to shut in producing wells and avoid lease termination or payment of shut-in royalties by claiming force majeure, if provided for in the applicable lease. The curtailment of production or the shut-in of wells as a result of the ongoing COVID-19 pandemic and any drop in commodity prices are both outside of our control, and the materialization of either circumstance could have a significant impact on our result of operations. For example, in April 2020, we received notices from two operators regarding well shut-ins and curtailments of production on properties in which we own an interest. The properties were primarily located in the Eagle Ford Shale, and the production attributable to such properties on a Boe/d basis (6:1) represented approximately one percent of our total production for the first quarter of 2020. We received subsequent notice that the curtailment on all Eagle Ford Shale production had ceased and production resumed, effective June 1, 2020. We also received notifications of well shut-ins and curtailment in the second quarter of 2020 from additional operators, and the production attributable to such properties on a Boe/d basis (6:1) accounted for less than one percent of our total production for the second quarter of 2020. We did not receive any additional notifications of well shut-ins or curtailments in the second half of 2020; however, we cannot predict whether any shut-ins and curtailments of production will be instituted by our operators in the future.

Due to the significant decline in oil and natural gas prices related to reduced demand for oil and natural gas as a result of COVID-19, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, and other supply factors, as well as longer-term commodity price outlooks, we recorded an impairment on our oil and natural gas properties of $251.6 million for the year ended December 31, 2020. If the price of oil, natural gas and NGLs decrease further in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

In addition, it is possible that the borrowing base of our secured revolving credit facility will be reduced in the future as a result of a decrease in the value of the assets underlying the borrowing base in connection with a sustained decrease in oil and natural gas prices.

During the Board of Director’s determination of “available cash” for the fourth quarter of 2020, the Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the fourth quarter of 2020 for the repayment of $3.9 million in outstanding borrowings under our secured revolving credit facility. With respect to future quarters, the Board of Directors intends to allocate cash generated by our business to the repayment of outstanding borrowings under our secured revolving credit facility or may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time, and the Board of Directors may further change its policy with respect to cash distributions in the future. Any such allocation, whether for debt repayment or another purpose, would have the effect of reducing the amount of cash distribution to our common unitholders.

To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19 and commodity prices generally, we may need to consider alternative sources of funding for our future acquisitions, which may increase our cost of, as well as adversely impact our access to, capital or otherwise impact our ability to complete acquisitions. We cannot predict the full impact that COVID-19 or the significant disruption and volatility in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impact will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development, availability and administration of effective treatments and vaccines, the duration of the pandemic, future actions taken by members of OPEC and other foreign oil-exporting countries, actions taken by governmental authorities, third-party operators and other third parties and the timing and extent of any return to normal economic and operating conditions.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist activities and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our operators’ services and causing a reduction in our revenues. Oil and natural gas facilities, including those of our operators, could be direct targets of terrorist attacks, and if infrastructure integral to our operators is destroyed or damaged, they may experience a significant disruption in their operations. Any such disruption could materially adversely affect our financial condition, results of operations and cash available for distribution on common units.

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

In addition, unauthorized access to our reserves information or other proprietary or commercially sensitive information could lead to data corruption, communication interruption or other disruptions in our operations or planned business transactions, any of which could have a material adverse impact on our results of operations. Our systems for protecting against cyber security risks may not be sufficient, and our increased reliance on remote access to our information system as a result of the COVID-19 pandemic has increased our exposure to potential cyber security risks. Further, as cyber-attacks continue to evolve, we or our service providers, who we are generally obligated to reimburse for costs incurred in connection with the provision of their services to us, may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

Risks Related to Our Organization and Structure

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

Substantially all of the cash we have to distribute each quarter depends upon the amount of oil, natural gas and NGL revenues we generate, which is dependent upon the prices that the operators of our properties realize from the sale of oil and natural gas production. In addition, the actual amount of our available cash we will have to distribute each quarter will be reduced by replacement capital expenditures we make, payments in respect of our debt instruments and other contractual obligations, tax obligations, general and administrative expenses and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine are appropriate.

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow and not solely on profitability, which may prevent us from paying cash distributions during periods when we record net income.

The amount of cash we have available for distribution to holders of our common units depends primarily upon our cash flow and not solely on profitability, which will be affected by non-cash items such as impairment expense or unit-based compensation expense. For example, we may have significant capital expenditures in the future. While these items may not affect our profitability in a quarter, they would reduce the amount of cash available for distribution to holders of our common units with respect to such quarter. As a result, we may pay cash distributions during periods in which we record net losses for financial accounting purposes and may be unable to pay cash distributions during periods in which we record net income.

The amount of our quarterly cash distributions, if any, may vary significantly both quarterly and annually and is directly dependent on the performance of our business. We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time and could pay no distribution with respect to any particular quarter.

Our future business performance may be volatile, and our cash flows may be unstable. Please read “—All of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and NGLs produced from the acreage underlying our interests is sold. The volatility of these prices due to factors beyond our control greatly affects our business, financial condition, results of operations and cash available for distribution on common units.” We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. Because our quarterly distributions will significantly correlate to the cash we generate each quarter after payment of our fixed and variable expenses, future quarterly distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero. Please read “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy and Restrictions on Distributions.”

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

We have funded a significant portion of the consideration paid in connection with our acquisitions with the issuance of equity securities, including common units and securities that are convertible or exchangeable into common units. For example, we issued 2,224,358 common units and 2,497,134 OpCo common units and an equal number of Class B units as partial consideration in connection with the Springbok Acquisition. There are no limitations in our partnership agreement on our ability to issue additional common units and, as a limited partnership, we are not required to seek unitholder approval for issuances of common units (including issuances in excess of 20% of our outstanding equity securities or issuances of equity to certain affiliates). To the extent we issue additional units in connection with any acquisitions or growth capital expenditures or as in-kind distributions, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

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

The limited liability company agreement of our General Partner, which is controlled by our Sponsors, contains provisions that prohibit certain actions without a supermajority vote of at least 66 2/3% of the members of the Board of Directors, including:

●	the incurrence of borrowings in excess of 2.5 times our Debt to EBITDAX Ratio for the preceding four quarters;
●	the reservation of a portion of cash generated from operations to finance acquisitions;
●	modifications to the definition of “available cash” in our partnership agreement; and
●	the issuance of any partnership interests that rank senior in right of distributions or liquidation to our common units.

The Board of Directors is made up of eight members. Therefore, the vote of three directors would be sufficient to prevent us from undertaking the items discussed above. These restrictions may limit our ability to obtain future financings and acquire additional oil and gas properties. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that these restrictions impose on us. Our inability to execute financings or acquire additional properties may materially adversely affect our results of operations and cash available for distribution on common units.

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

As of February 19, 2021, the owners of our Sponsors own or control up to an aggregate of approximately 12.2% of our outstanding common units and Class B units (or approximately 11.0% of our units, including our Series A preferred units on an as-converted basis), and our Sponsors indirectly own and control our General Partner. Our General Partner has sole responsibility for conducting our business and managing our operations. Although our General Partner has a duty to manage us in a manner that is in, or not adverse to, the best interests of us and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is beneficial to Kimbell Holdings and its parents, our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including our Sponsors and their respective affiliates, over the interests of our unitholders. These conflicts include, among others, the following situations:

●	neither our partnership agreement nor any other agreement requires our Sponsors or the Contributing Parties to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by our Sponsors to undertake acquisition opportunities for themselves or any other investment partnership that they control, and the directors and officers of our Sponsors and the Contributing Parties have a fiduciary duty to make these decisions in the best interests of our Sponsors and such Contributing Parties, which may be contrary to our interests;
●	our Sponsors may change their strategy or priorities in a way that is detrimental to our future growth and acquisition opportunities;
●	many of the officers and directors of our General Partner are also officers or directors of, and equity owners in, our Sponsors and the Contributing Parties and owe fiduciary duties to our Sponsors, or any other investment partnership that they control, and the Contributing Parties and their respective owners;

●	our partnership agreement does not limit our Sponsors’ or their respective affiliates’ ability to compete with us and, subject to the 50% participation right included in the contribution agreement that we entered into with our Sponsors and the Contributing Parties in connection with our IPO, neither our Sponsors nor the Contributing Parties have any obligation to present business opportunities to us;
●	our Sponsors may be constrained by the terms of their current or future debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;
●	our partnership agreement replaces the fiduciary duties that would otherwise be owed by our General Partner with contractual standards governing its duties, limiting our General Partner’s liabilities, and restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty;
●	except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;
●	contracts between us, on the one hand, and our General Partner and its affiliates, on the other hand, may not be the result of arm’s length negotiations;
●	disputes may arise under agreements we have with our General Partner or its affiliates;
●	our General Partner determines the amount and timing of acquisitions and dispositions, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;
●	our General Partner determines which costs incurred by it or its affiliates are reimbursable by us;
●	our partnership agreement does not restrict our General Partner from causing us to reimburse it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
●	we have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us, and such entities also provide these services to certain other entities, including certain of the Contributing Parties;
●	our General Partner intends to limit its liability regarding our contractual and other obligations;
●	our General Partner may exercise its right to call and purchase all of the common units and Class B units not owned by it and its affiliates if it and its affiliates own more than 80% of our common units and Class B units (taken as a single class);
●	our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates, including under the contribution agreement entered into in connection with our IPO and other agreements with our Sponsors and the Contributing Parties; and
●	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

Our partnership agreement contains provisions that replace fiduciary duties applicable to a corporation with contractual duties and restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

●	whenever our General Partner (acting in its capacity as our General Partner), the Board of Directors or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our General Partner, the Board of Directors and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in, or not adverse to, our best interests, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law or any other law, rule or regulation or at equity;
●	our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;
●	our General Partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful; and
●	our General Partner will not be in breach of its obligations under the partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:
●	approved by the conflicts committee of the Board of Directors, although our General Partner is not obligated to seek such approval;
●	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates;
●	determined by the Board of Directors to be on terms no less favorable to us than those generally being provided to or available from third parties; or
●	determined by the Board of Directors to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

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

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:

●	how to allocate corporate opportunities among us and its other affiliates;
●	whether to exercise its limited call right;
●	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the Board of Directors or by the unitholders;
●	how to exercise its voting rights with respect to the units it owns;
●	whether to sell or otherwise dispose of any units or other partnership interests it owns; and
●	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

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

Cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our common unitholders. Our partnership agreement and the limited liability company agreement of the Operating Company do not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. The amount and timing of such reimbursements will be determined by our General Partner.

Prior to paying any distribution on our common units, we will reimburse our General Partner and its affiliates, including Kimbell Operating pursuant to its management services agreement discussed below, for all expenses they incur and payments they make on our behalf. Our partnership agreement and limited liability company agreement of the Operating Company do not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement and the limited liability company agreement of the Operating Company provide that our General Partner will determine the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our General Partner and its affiliates will reduce the amount of cash available for distribution to our common unitholders. Please read “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities— Cash Distribution Policy and Restrictions on Distributions.”

We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution to our common unitholders. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence —Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Management Services Agreements.”

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

If at any time our General Partner and its affiliates (including our Sponsors and their respective affiliates) own more than 80% of the sum of the number of our common units then outstanding and the number of Class B units then outstanding, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units and Class B units (being treated as a single class of units) held by unaffiliated persons at a price not less than the then-current market price of the common units, as calculated in accordance with our partnership agreement. As a result, unitholders may be required to sell their common units or Class B units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units or Class B units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units or Class B units and then exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of February 19, 2021, the owners of our Sponsors own or control up to an aggregate of approximately 12.2% of our outstanding common units and Class B units (or approximately 11.0% of our units, including our Series A preferred units on an as-converted basis), and our Sponsors indirectly own and control our General Partner.

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

Under our partnership agreement, we are authorized, without the vote of unitholders, to issue an unlimited number of additional partnership interests that, with respect to distributions on such partnership interests or distributions in respect of such partnership interests upon our liquidation, dissolution and winding up, rank junior to the Series A preferred units. The issuance of additional partnership interests that rank equal to or senior to the Series A preferred units requires the consent of the holders of 66 2/3% of the outstanding Series A preferred units. The terms of our partnership agreement and the limited liability company agreement of the Operating Company also authorize us and it to issue an unlimited number of Class B units and OpCo common units, respectively, which are together exchangeable on a one-for-one basis into common units. The issuance by us of additional common units or other equity interests of equal or senior rank to the common units would have the following effects:

●	the proportionate ownership interest of unitholders in us immediately prior to the issuance will decrease;
●	the amount of cash distributions on each common unit may decrease;
●	the ratio of our taxable income to distributions may increase;
●	the relative voting strength of each previously outstanding common unit may be diminished; and
●	the market price of the common units may decline.

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

As of December 31, 2020, we had 38,918,689 common units outstanding and 20,779,781 Class B units outstanding. Our Class B units are exchangeable on a one-for-one basis, together with an equal number of OpCo common units, for common units. In addition, our Series A preferred units may be converted into common units at the then-applicable conversion rate.

A large percentage of our equity securities, including securities that are convertible or exchangeable into common units, are held by a relatively limited number of investors. Further, we have entered into registration rights agreements with many of such investors, including the Contributing Parties, the Series A Purchasers (as defined below), the Haymaker Holders (as defined below), the Dropdown Sellers, the Phillips Sellers and the Springbok Sellers, pursuant to which we have filed registration statements with the SEC to facilitate potential future sales of such common units by them. Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment.

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

●	changes in commodity prices;

●	public reaction to our press releases, announcements and filings with the SEC;
●	fluctuations in broader securities market prices and volumes, particularly among securities of oil and natural gas companies and securities of publicly traded limited partnerships and limited liability companies;
●	changes in market valuations of similar companies;
●	departures of key personnel;
●	commencement of or involvement in litigation;
●	variations in our quarterly results of operations or those of other oil and natural gas companies;
●	changes in general economic conditions, financial markets or the oil and natural gas industry;
●	announcements by us or our competitors of significant acquisitions or other transactions;
●	variations in the amount of our quarterly cash distributions to our unitholders;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	the failure of securities analysts to cover our common units or changes in their recommendations and estimates of our financial performance;
●	future sales of our common units; and
●	the other factors described in these “Risk Factors.”

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

We have adopted certain requirements regarding those investors who may own our units. Ineligible holders are limited partners whose nationality, citizenship or other related status would create a substantial risk of cancellation or forfeiture of any property in which we have an interest, as determined by our General Partner with the advice of counsel. If a unitholder is an ineligible holder, in certain circumstances as set forth in our partnership agreement, the units held by such unitholder may be redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our General Partner.

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

Risks Related to Economic Conditions and Our Industry

All of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and NGLs produced from the acreage underlying our interests is sold. The volatility of these prices due to factors beyond our control greatly affects our business, financial condition, results of operations and cash available for distribution on common units.

Our revenues, operating results, cash available for distribution on common units and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil, natural gas and NGLs. Historically, oil, natural gas and NGL prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

●	the domestic and foreign supply of and demand for oil, natural gas and NGLs;
●	the level of prices and expectations about future prices of oil, natural gas and NGLs;
●	the level of global oil and natural gas exploration and production;
●	the cost of exploring for, developing, producing and delivering oil and natural gas;
●	the price and quantity of foreign imports;
●	the level of United States domestic production;
●	political and economic conditions in oil producing regions, including the Middle East, Africa, South America and Russia;
●	the ability of members of the OPEC to agree to and maintain oil price and production controls;
●	the ability of Iran to increase the export of oil and natural gas upon the relaxation of international sanctions;
●	speculative trading in crude oil, natural gas and NGL derivative contracts;
●	the level of consumer product demand;
●	weather conditions and other natural disasters, the frequency and impact of which could be increased by the effects of climate change;
●	risks associated with operating drilling rigs;
●	technological advances affecting energy consumption;
●	domestic and foreign governmental regulations and taxes;
●	the continued threat of terrorism and the impact of military and other action;
●	the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities;

●	the price and availability of alternative fuels; and
●	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the posted price for WTI, has ranged from a low of $(36.98) per Bbl in April 2020 to a high of $77.41 per Bbl in June 2018, and the Henry Hub spot market price of natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $6.24 per MMBtu in January 2018. On December 31, 2020 and December 30, 2020, the WTI posted price for crude oil was $48.35 per Bbl and the Henry Hub spot market price of natural gas was $2.36 per MMBtu, respectively. Reductions in prices can be caused by many factors, including increases in oil and natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand, as well as actions by the OPEC to maintain or raise production levels. This environment could cause prices to remain at current levels or to fall to lower levels.

Any substantial decline in the price of oil, natural gas and NGLs or prolonged period of low commodity prices will materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units. We may use various derivative instruments in connection with anticipated oil and natural gas sales to minimize the impact of commodity price fluctuations. However, we cannot always hedge the entire exposure of our operations from commodity price volatility. To the extent we do not hedge against commodity price volatility, or our hedges are not effective, our results of operations and financial position may be diminished.

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

A deterioration in general economic, business or industry conditions would materially adversely affect our results of operations, financial condition and cash available for distribution on common units.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, and slow economic growth in the United States can contribute to economic uncertainty and diminish expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. With current global economic growth slowing, demand for oil, natural gas and NGL production has, in turn, softened. An oversupply of crude oil in 2015 led to a severe decline in worldwide oil prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which oil, natural gas and NGLs from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately materially adversely impact our results of operations, financial condition and cash available for distribution on common units.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy-generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units.

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

Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our operators’ drilling results are weaker than anticipated or they are unable to execute their drilling program on our properties because of capital constraints, lease expirations, access to gathering systems, or declines in oil and natural gas prices, our operating and financial results in these areas may be lower than we anticipate. Further, as a result of any of these developments we could incur material write-downs of our oil and natural gas properties and the value of our undeveloped acreage could decline, and our results of operations and cash available for distribution on common units could be materially adversely affected.

The marketability of oil and natural gas production is dependent upon transportation and other facilities, certain of which neither we nor the operators of our properties control. If these facilities are unavailable, our operators’ operations could be interrupted and our results of operations and cash available for distribution on common units could be materially adversely affected.

The marketability of our operators’ oil and natural gas production will depend in part upon the availability, proximity and capacity of transportation facilities, including gathering systems, trucks and pipelines, owned by third parties. Neither we nor the operators of our properties control these third party transportation facilities and our operators’ access to them may be limited or denied. Insufficient production from the wells on our acreage or a significant disruption in the availability of third party transportation facilities or other production facilities could adversely impact our operators’ ability to deliver to market or produce oil and natural gas and thereby cause a significant interruption in our operators’ operations. If they are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, they may be required to shut in or curtail production. In addition, the amount of oil and natural gas that can be produced and sold may be subject to curtailment in certain other circumstances outside of our or our operators’ control, such as pipeline interruptions due to maintenance, excessive pressure, inability of downstream processing facilities to accept unprocessed gas, physical damage to the gathering system or transportation system or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we and our operators are provided with limited notice, if any, as to when these curtailments will arise and the duration of such curtailments. Any such shut in or curtailment, or an inability to obtain favorable terms for delivery of the oil and natural gas produced from our acreage, could materially adversely affect our financial condition, results of operations and cash available for distribution on common units.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that may materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units.

The drilling activities of the operators of our properties will be subject to many risks. For example, we will not be able to assure our unitholders that wells drilled by the operators of our properties will be productive. Drilling for oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient oil or natural gas to return a profit at then realized prices after deducting drilling, operating and other costs. The seismic data and other technologies used do not provide conclusive knowledge prior to drilling a well that oil or natural gas is present or that it can be produced economically. The costs of exploration, exploitation and development activities are subject to numerous uncertainties beyond our control and increases in those costs can adversely affect the economics of a project. Further, our operators’ drilling and producing operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of other factors, including:

●	unusual or unexpected geological formations;
●	loss of drilling fluid circulation;
●	title problems;
●	facility or equipment malfunctions;
●	unexpected operational events;
●	shortages or delivery delays of equipment and services;
●	compliance with environmental and other governmental requirements; and
●	adverse weather conditions.

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. In the event that planned operations, including the drilling of development wells, are delayed or cancelled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, our financial condition, results of operations and cash available for distribution to our common unitholders may be materially adversely affected.

Risks Related to Our Indebtedness and Derivatives

Our derivative activities could result in financial losses and reduce earnings.

To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently have entered, and may in the future enter, into derivative contracts for a portion of our future oil and natural gas production, including fixed price swaps, collars and basis swaps. In addition, on January 27, 2021, we entered into an interest rate swap with Citi, which fixed the interest rate on $150.0 million of notional, or approximately 87% of our outstanding balance on our secured revolving credit facility, at approximately 3.9% for three years. We have not designated and do not plan to designate any of our derivative contracts as hedges for accounting purposes and, as a result, record all derivative contracts on our balance sheet at fair value with changes in fair value recognized in current period earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative contracts. Derivative contracts also expose us to the risk of financial loss in some circumstances, including when:

●	production is less than expected;
●	the counterparty to the derivative contract defaults on its contract obligation; or

●	the actual differential between the underlying price in the derivative contract and actual prices received is materially different from that expected.

In addition, these types of derivative contracts can limit the benefit we would receive from increases in the prices for oil and natural gas.

Restrictions in our secured revolving credit facility and future debt agreements could limit our growth and our ability to engage in certain activities, including our ability to pay distributions to our unitholders.

Our secured revolving credit facility has commitments up to $265.0 million and includes an elected commitment amount feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base, which is currently $265.0 million, and to the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders. Our secured revolving credit facility is secured by substantially all of our assets. Our secured revolving credit facility contains various covenants and restrictive provisions that limit our ability to, among other things:

●	incur or guarantee additional debt;
●	make distributions on, or redeem or repurchase, common units, including if an event of default or borrowing base deficiency exists;
●	make certain investments and acquisitions;
●	incur certain liens or permit them to exist;
●	enter into certain types of transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer, sell or otherwise dispose of assets.

Our secured revolving credit facility also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the secured revolving credit facility) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. Our ability to meet those financial ratios and tests can be affected by events beyond our control. These restrictions may also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise or paying distributions to our common unitholders or OpCo common unitholders because of the limitations that the restrictive covenants under our secured revolving credit facility impose on us. For example, our secured revolving credit facility restricts us from paying distributions to our common unitholders and OpCo common unitholders if our Debt to EBITDAX Ratio exceeds 3.0 to 1.0 on a trailing twelve-month basis.

A failure to comply with the provisions of our secured revolving credit facility could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of our secured revolving credit facility, any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the debt is accelerated, cash flows from our operations may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Our secured revolving credit facility contains events of default customary for transactions of this nature, including the occurrence of a change of control. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

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

As of December 31, 2020, we had approximately $171.6 million in borrowings outstanding under our senior secured credit facility. Our existing and any future indebtedness could have important consequences to us, including:

●	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms acceptable to us;
●	covenants in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;
●	our access to the capital markets may be limited;
●	our borrowing costs may increase;
●	we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders; and
●	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.

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

Risks Related to Our Operations

Our business is difficult to evaluate because we have made several significant acquisitions.

We have grown our business primarily through four material acquisitions, including the Haymaker Acquisition, the Dropdown, the Phillips Acquisition and the Springbok Acquisition, which significantly expanded our portfolio of mineral and royalty interests. We do not have historical financial statements with respect to our mineral and royalty interests for periods prior to their acquisition by the Haymaker Sellers, the Dropdown Sellers, the Phillips Sellers or the

Springbok Sellers, respectively. As a result, with respect to many of our assets, including any assets that we may acquire in the future, there is, or may be, only limited historical financial information available upon which to base an evaluation of our performance.

We depend on unaffiliated operators for all of the exploration, development and production on the properties in which we own mineral and royalty interests. Substantially all of our revenue is derived from royalty payments made by these operators. A reduction in the expected number of wells to be drilled on the acreage underlying our interests by these operators or the failure of these operators to adequately and efficiently develop and operate the underlying acreage could materially adversely affect our results of operations and cash available for distribution on common units.

Because we depend on our third-party operators for all of the exploration, development and production on our properties, we have no control over the operations related to our properties. As of December 31, 2020, we received revenue from approximately 1,300 operators and we received approximately 35.6% of revenues from the top ten purchasers of our properties. During the year ended December 31, 2020, payments we received from our top purchaser accounted for approximately 7.1% of our revenues. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The operators of our properties could determine to drill and complete fewer wells on our acreage than we currently expect. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

●	the capital costs required for drilling activities by the operators of our properties, which could be significantly more than anticipated;
●	the ability of the operators of our properties to access capital;
●	prevailing commodity prices;
●	the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel;
●	the operators’ expertise, operating efficiency and financial resources;
●	approval of other participants in drilling wells;
●	the operators’ expected return on investment in wells drilled on our acreage as compared to opportunities in other areas;
●	the selection of technology;
●	the selection of counterparties for the marketing and sale of production; and
●	the rate of production of the reserves.

The operators may elect not to undertake development activities, or may undertake these activities in an unanticipated fashion, which may result in significant fluctuations in our oil, natural gas and NGL revenues and cash available for distribution on common units. Additionally, if an operator were to experience financial difficulty, the operator might not be able to pay its royalty payments or continue its operations, which could have a material adverse impact on us. Sustained reductions in production by the operators of our properties may also materially adversely affect our results of operations and cash available for distribution on common units.

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

Our failure to successfully identify, complete and integrate acquisitions of properties or businesses would slow our growth and could materially adversely affect our results of operations and cash available for distribution on common units.

We depend in part on acquisitions to grow our reserves, production and cash generated from operations. Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data, and other information, the results of which are often inconclusive and subject to various interpretations. The successful acquisition of properties requires an assessment of several factors, including:

●	recoverable reserves;
●	future oil, natural gas and NGL prices and their applicable differentials;
●	development plans;
●	operating costs; and
●	potential environmental and other liabilities.

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

No assurance can be given that we will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to minimize any unforeseen difficulties could materially adversely affect our financial condition and cash available for distribution on common units. The inability to effectively manage these acquisitions could reduce our focus on subsequent acquisitions, which, in turn, could negatively impact our growth and cash available for distribution on common units.

Any acquisitions of additional mineral and royalty interests that we complete will be subject to substantial risks.

Even if we do make acquisitions that we believe will increase our cash generated from operations, these acquisitions may nevertheless result in a decrease in our cash distributions per unit. Any acquisition involves potential risks, including, among other things:

●	the validity of our assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures and production costs;
●	a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;
●	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;
●	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;
●	mistaken assumptions about the overall cost of equity or debt;
●	our inability to obtain satisfactory title to the assets we acquire;
●	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and
●	the occurrence of other significant changes, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges.

In addition, we entered into a transition services agreement in connection with the Phillips Acquisition and the Springbok Acquisition, and we may enter into transition services agreements with future sellers (or their affiliates) of any mineral and royalty interests that we may acquire. The services to be provided under such transition services agreements may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations.

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

Project areas on our properties are in various stages of development, ranging from project areas with current drilling or production activity to project areas that have limited drilling or production history. If the wells in the process of being completed do not produce sufficient revenues or if dry holes are drilled, our financial condition, results of operations and cash available for distribution on common units may be materially adversely affected.

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

Our historical estimates of proved reserves and related valuations as of December 31, 2020, 2019 and 2018 were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. In estimating our reserves, we and our reserve engineers make certain assumptions that may prove to be incorrect, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

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

Producing oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our oil and natural gas reserves and the operators’ production thereof and our cash generated from operations and ability to pay distributions are highly dependent on the successful development and exploitation of our current reserves. As of December 31, 2020, the average estimated yearly five-year decline rate for our existing proved developed producing reserves is 12.5%. However, the production decline rates of our properties may be significantly higher than currently estimated if the wells on our properties do not produce as expected. We may also not be able to acquire additional reserves to replace the current and future production of our properties at economically acceptable terms, which could materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units.

We are unlikely to be able to sustain or increase distributions without making accretive acquisitions or capital expenditures that maintain or grow our asset base. We will need to make substantial capital expenditures to maintain and grow our asset base, which will reduce our cash available for distribution on common units. We do not intend to retain cash from our operations for replacement capital expenditures primarily due to our expectation that the continued development of our properties and completion of drilled but uncompleted wells by working interest owners will substantially offset the natural production declines from our existing wells.

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

We depend in part on acquisitions to grow our reserves, production and cash generated from operations. We have in the past elected not to, and may in the future not elect to, incur the expense of retaining lawyers to examine the title to acquired mineral interests. Rather, we may rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest. The existence of a material title deficiency can render an interest worthless and can materially adversely affect our results of operations, financial condition and cash available for distribution on common units. No assurance can be given that we will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

The Haymaker Sellers, Dropdown Sellers, Phillips Sellers and Springbok Sellers have limited indemnity obligations to us for liabilities arising out of the ownership and operation of our assets prior to the Haymaker Acquisition, the Dropdown, the Phillips Acquisition and the Springbok Acquisition, respectively, including title defects.

In connection with the Haymaker Acquisition, the Dropdown, the Phillips Acquisition and the Springbok Acquisition, we entered into purchase agreements with the Haymaker Sellers, Dropdown Sellers, Phillips Sellers and Springbok Sellers, respectively, that govern, among other things, their obligation to indemnify us for certain liabilities associated with the entities and assets acquired. Under the purchase agreements, the Haymaker Sellers, Dropdown Sellers, Phillips Sellers and Springbok Sellers are required, severally but not jointly, to indemnify us for any federal, state and local income tax liabilities attributable to the ownership and operation of the mineral and royalty interests and the associated entities prior to the closing of each respective acquisition until 30 days after the applicable statute of limitations. In addition, pursuant to the purchase agreements, the Haymaker Sellers, Dropdown Sellers, Phillips Sellers and Springbok Sellers, severally but not jointly, indemnified us indefinitely for losses arising from certain liens and title defects created during their ownership of the entities and assets acquired in connection with the Haymaker Acquisition, the Dropdown, the Phillips Acquisition and the Springbok Acquisition, respectively.

Except as otherwise described above, the indemnification obligations of the Haymaker Sellers, Dropdown Sellers and Phillips Sellers have expired pursuant to the terms of contribution or purchase agreement. Moreover, the Haymaker Sellers’, Dropdown Sellers’ and the Phillips Sellers’ ongoing indemnification obligations are subject to limitations, including indemnity caps, and may not protect us against all liabilities or other problems associated with the entities and assets contributed to us or acquired. For example, the existence of a material title deficiency covering a material amount of our assets can render a lease worthless and could materially adversely affect our financial condition, results of operations and cash available for distribution on common units. We do not obtain title insurance covering mineral leaseholds, and our failure to cure any title defects may delay or prevent us from realizing the benefits of ownership of the mineral interest, which may adversely impact our ability in the future to increase production and reserves. Additionally, undeveloped acreage has a greater risk of title defects than developed acreage. If there are any title defects, or defects in the assignment of leasehold rights in properties in which we hold an interest, our business, results of operations and cash available for distribution on common unit may be adversely affected.

The indemnities that the Haymaker Sellers, Dropdown Sellers, Phillips Sellers and Springbok Sellers agreed to provide under purchase agreements may be inadequate to fully compensate us for losses we may suffer or incur as a result of liabilities arising out of the ownership and operation of our assets prior to the closing of the Haymaker Acquisition, the Dropdown, the Phillips Acquisition or the Springbok Acquisition. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us, and the payment of any such costs or penalties could be significant. The occurrence of any losses that are not covered under our insurance plans could materially adversely affect our financial condition, results of operations and cash available for distribution on common units.

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

We cannot assure our unitholders that the analogies our operators draw from available data from the wells on our acreage, more fully explored locations or producing fields will be applicable to their drilling locations. Further, initial production rates reported by our or other operators in the areas in which our reserves are located may not be indicative of future or long-term production rates. Because of these uncertainties, we do not know if the potential drilling locations our operators have identified will ever be drilled or if our operators will be able to produce oil or natural gas from these or any other potential drilling locations. As such, the actual drilling activities of the operators of our properties may materially differ from those presently identified, which could materially adversely affect our business, results of operation and cash available for distribution on common units.

Acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. Our operators’ failure to drill sufficient wells to hold acreage may result in loss of the lease and prospective drilling opportunities.

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. Any reduction in our operators’ drilling programs, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations which may terminate our overriding royalty interests derived from such leases. If our royalties are derived from mineral interests and production or drilling ceases on the leased property, the lease is typically terminated, subject to certain exceptions, and all mineral rights revert back to us and we will have to seek new lessees to explore and develop such mineral interests. Any such losses of our operators or lessees could materially and adversely affect the growth of our financial condition, results of operations and cash available for distribution on common units.

The unavailability, high cost, or shortages of rigs, equipment, raw materials, supplies or personnel may restrict or result in increased costs for operators related to developing and operating our properties.

The oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment, and supplies increase and demand for, and wage rates of, qualified drilling rig crews also rise with increases in demand. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. In accordance with customary industry practice, the operators of our properties rely on independent third-party service providers to provide many of the services and equipment necessary to drill new wells. If the operators of our properties are unable to secure a sufficient number of drilling rigs at reasonable costs, our financial condition and results of operations could suffer. In addition, they may not have long-term contracts securing the use of their rigs, and the operator of those rigs may choose to cease providing services to them. Shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies, personnel, trucking services, tubulars, fracking and completion services and production equipment could delay or restrict our operators’ exploration and development operations, which in turn could materially adversely affect our financial condition, results of operations and cash available for distribution on common units.

Operating hazards and uninsured risks may result in substantial losses to the operators of our properties, and any losses could materially adversely affect our results of operations and cash available for distribution on common units.

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

If the operators of our properties suspend our right to receive royalty payments due to title or other issues, our business, financial condition, results of operations and cash available for distribution on common units may be adversely affected.

We depend in part on acquisitions to grow our reserves, production and cash generated from operations. In connection with these acquisitions, and in subsequent acquisitions, record title to a significant amount of the acquired mineral and royalty interests was conveyed to us or our subsidiaries by asset assignment, and we or our subsidiaries became the record owner of these interests. Upon such a change in ownership, and at regular intervals pursuant to routine audit procedures at each of our operators otherwise at its discretion, the operator of the underlying property has the right to investigate and verify the title and ownership of mineral and royalty interests with respect to the properties it operates. If any title or ownership issues are not resolved to its reasonable satisfaction in accordance with customary industry standards, the operator may suspend payment of the related royalty. If an operator of our properties is not satisfied with the documentation we provide to validate our ownership, it may place our royalty payment in suspense until such issues are resolved, at which time we would receive in full payments that would have been made during the suspense period, without interest. Certain of our operators impose significant documentation requirements for title transfer and may keep royalty payments in suspense for significant periods of time. During the time that an operator puts our assets in pay suspense, we would not receive the applicable mineral or royalty payment owed to us from sales of the underlying oil or natural gas related to such mineral or royalty interest. If a significant amount of our royalty interests are placed in suspense, our quarterly distribution may be reduced significantly. With each acquisition, we expect the risk of payment suspense to be greatest during the immediately succeeding fiscal quarters due to the number of title transfers that will take place.

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

After evaluating certain external factors in the first quarter of 2020, including the significant decline in oil and natural gas prices related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries and other supply factors, as well as longer-term commodity price outlooks, we determined that significant drilling uncertainty existed regarding our PUD reserves that were included in our total estimated proved reserves as of December 31, 2019, as well as our unevaluated oil and natural gas properties. Specifically, with respect to our PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), we determined that we did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties for the three months ended March 31, 2020. We similarly recorded an impairment on the value of our unevaluated oil and natural gas properties for the three months ended March 31, 2020, which primarily were acquired in various acquisitions since our IPO. There were no additional impairments to unevaluated properties in the remainder of 2020.

As a result of our full cost ceiling analysis, we recorded an impairment on our oil and natural gas properties of $251.6 million during the year ended December 31, 2020. The impairment can primarily be attributed to the decline in the 12-month average price of oil and natural gas as a result of the continued impact of the external factors mentioned above. As of December 31, 2020, the 12-month average prices of oil and natural gas were $39.57 per Bbl of oil and $1.99 per Mcf of natural gas. These prices represent a 28.9% and 22.9% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2019, which were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas. We recorded an impairment on our oil and natural gas properties of $169.2 million during the year ended December 31, 2019 as a result of our quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas. As of December 31, 2019, the 12-month average prices of oil and natural gas were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas. These prices represent a 15.1% and 16.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2018, which were $65.56 per Bbl of oil and $3.10 per Mcf of natural gas. We also recorded an impairment expense on our oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2018 and an impairment expense of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling. Because we do not intend to book PUD reserves going forward additional impairment charges could be recorded in connection with future acquisitions. Moreover, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. We may incur impairment charges in the future, which could materially adversely affect our results of operations for the periods in which such charges are recorded.

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

A holder of common units generally will recognize capital gain or loss on a sale, an exchange, certain redemptions, or other taxable dispositions of our common units equal to the difference, if any, between the amount realized upon the disposition of such common units and the holder’s adjusted tax basis in those units. To the extent that the amount of our distributions exceeds our current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital and will reduce a holder’s tax basis in the common units. Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in the common units, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of the common units.

Our tax liability may be greater than expected if we do not generate sufficient depletion deductions to offset our taxable income and reduce our tax liability.

We expect to generate depletion deductions that we can use to offset our taxable income. As a result, we do not expect to pay material United States federal income tax through 2026. This estimate is based upon assumptions we have made regarding, among other things, the Operating Company’s income and depletion expenses, and it ignores the effect of any possible acquisitions of additional assets.

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

Future tax legislation could have an adverse impact on our cash tax liabilities, results of operations and financial condition, which could affect our cash available for distribution on common units and the value of our common units.

Changes in federal income tax law relating to our tax treatment could result in (i) our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution on common units and (ii) a greater portion of our distributions being treated as taxable dividends. Congress could, in the future, enact tax law changes, such as increasing the corporate tax rate or reducing or eliminating certain tax preferences currently available with respect to production of oil and gas. For example, President Biden has proposed increasing the U.S. corporate income tax rate from 21% to 28% and eliminating tax preferences available with respect to production of fossil fuels.  Such changes are potentially more likely under the new Democratic party-controlled Congress.  We are unable to predict whether any such changes will ultimately be enacted, but any such changes could have a material impact on our cash tax liabilities, results of operations or financial condition. Moreover, we are subject to tax in numerous jurisdictions. Changes in current law in these jurisdictions could result in our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution on common units.

Certain decreases in the price of our common units could adversely affect our amount of cash available for distribution on common units.

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

The IRS Form 1099-DIV that you receive from your broker may over-report your dividend income with respect to our units for United States federal income tax purposes, and failure to report your dividend income in a manner consistent with the IRS Form 1099-DIV that you receive from your broker may cause the IRS to assert audit adjustments to your United States federal income tax return.

Distributions we pay with respect to our units constitute “dividends” for United States federal income tax purposes to the extent of our current and accumulated earnings and profits. Distributions we pay in excess of our earnings and profits are not be treated as “dividends” for United States federal income tax purposes; instead, they are treated first as a tax-free return of capital to the extent of your tax basis in your units and then as capital gain realized on the sale or exchange of such units.

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

If we make distributions from current or accumulated earnings and profits as computed for United States federal income tax purposes, such distributions will generally be taxable to our common unitholders as dividend income for United States federal income tax purposes. Under current law, distributions paid to non-corporate United States common unitholders will be subject to United States federal income tax at preferential rates, provided that certain holding period and other requirements are satisfied. We estimate that we will not have material current or accumulated earnings and profits as computed for United States federal income tax purposes through 2023. However, it is difficult to predict whether we will generate earnings and profits in any given tax year. Although we expect that a significant portion of our distributions to common unitholders will exceed our current and accumulated earnings and profits as computed for United States federal income tax purposes, and therefore constitute a non-taxable return of capital to each unitholder to the extent of such unitholder's basis in its common units, this may not occur. In addition, although distributions treated as a return of capital are generally non-taxable to the extent of a unitholder's basis in its common units, such distributions will reduce such unitholder's adjusted tax basis in its common units, which will result in an increase in the amount of gain (or a decrease in the amount of loss) that will be recognized by the unitholder on a future disposition of our common units, and to the extent any such distribution exceeds a unitholder's basis in its common units, such distribution will be treated as gain on the sale or exchange of such common units.

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

Legal, Environmental and Regulatory Risks

Oil and natural gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive, and failure to comply could result in significant liabilities, which could reduce our cash available for distribution on common units.

Operations on the properties in which we hold interests are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include drilling operations, discharges or releases of pollutants or wastes and production and conservation matters (discussed in more detail below). From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands for 60 days. In addition, President Biden issued certain Executive Orders focused on addressing climate change, which, among other things, directed the Secretary of the Interior to pause entering into new oil and natural gas leases on public lands or offshore waters “to the extent possible” pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. President Biden also issued an Executive Order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions during the prior administration that may be inconsistent with the current administration’s policies. Further actions of President Biden, and the Biden Administration, may negatively impact oil and gas operations and favor renewable energy projects in the United States, which may negatively impact the demand for oil and natural gas.

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

Laws and regulations governing exploration and production may also affect production levels. The operators of our properties must comply with federal and state laws and regulations governing conservation matters, including:

●	provisions related to the unitization or pooling of the oil and natural gas properties;
●	the establishment of maximum rates of production from wells;
●	the spacing of wells;

●	the plugging and abandonment of wells; and
●	the removal of related production equipment.

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

The operators of our properties may be required to make significant expenditures to comply with the governmental laws and regulations described above and are subject to potential fines and penalties if they are found to have violated these laws and regulations. These and other potential regulations could increase the operating costs of the operators and delay production from our properties, which could reduce the amount of cash available for distribution to our common unitholders.

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

Strict, joint and several liabilities may be imposed under certain environmental laws, which could cause the operators of our properties to become liable for the conduct of others or for consequences of our operators’ actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental and worker health and safety impacts of operations by the operators of our properties. Also, new laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities, significantly increase our operating or compliance costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business. If the operators of our properties are not able to recover the resulting costs through insurance or increased revenues, our business, financial condition or results of operations could be materially and adversely affected. Please read “Item 1. Business—Regulation” for a description of the laws and regulations that affect the operators of our properties and that may affect us.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

The operators of our properties use hydraulic fracturing for the completion of their wells. Hydraulic fracturing is a process that involves pumping fluid and proppant at high pressure into a hydrocarbon bearing formation to create and hold open fractures. Those fractures enable gas or oil to move through the formation’s pores to the wellbore. Typically, the fluid used in this process is primarily water. In plays where hydraulic fracturing is necessary for successful development, the demand for water may exceed the supply. If the operators of our properties are unable to obtain water to use in their operations from local sources or are unable to effectively utilize flowback water, they may be unable to economically drill for or produce oil and natural gas, which could materially adversely affect our financial condition, results of operations and cash available for distribution on common units.

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

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities, particularly the disposal of produced water in underground injection wells, and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In some instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma and Texas, have modified their regulations or taken other regulatory actions to curtail injection of produced water to account for induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on the operators of our properties and on their waste disposal activities. Please read “Item 1. Business—Regulation” for a description of the laws and regulations that affect the operators of our properties and that may affect us.

The adoption of climate change legislation and regulations could result in increased operating costs and reduced demand for the oil and natural gas that our operators produce.

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore oil and natural gas production sources in the United States on an annual basis, which include operations on certain of our properties. Most recently, President Biden has issued Executive Orders seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies, including, for example, directing the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices.  An expansion of federal climate regulations could increase the costs of development and production, reducing the profits available to us and potentially impairing our operator’s ability to economically develop our properties. Please read “Item 1. Business—Regulation” for a description of the laws and regulations that affect the operators of our properties and that may affect us.

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, in April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In June 2017, President Trump announced that the United States will withdraw from the Paris Agreement unless it is renegotiated. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement and withdrew from the Agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. Initiatives to implement the Paris Agreement goals or other or similar initiatives or regulatory changes could result in increased costs of development and production, reducing the profits available to us and potentially impairing our operators’ ability to economically develop our properties.

Congress has from time to time considered legislation to reduce emissions of GHGs and may consider adopting legislation to reduce GHG emissions at the federal level in the coming years. In the absence of federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our operators’ equipment and operations could require them to incur costs to reduce emissions of GHGs associated with their operations. In addition, substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas produced from our properties. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states, as well as state and local climate change initiatives, could adversely affect the oil and natural gas industry, and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

Moreover, activists and members of the investment community concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult for operators on our properties to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could ultimately make it more difficult for operators to engage in exploration and production activities.

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, and other climatic events; if any of these effects were to occur, they could materially adversely affect our properties and operations.

General Risk Factors

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls are or will be successful, able to maintain adequate controls over our financial processes and reporting in the future or able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “KRP.” As of February 19, 2021, there were 38,918,689 common units outstanding held by 191 holders of record and 20,779,781 Class B units outstanding held by 27 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record.

Cash Distribution Policy

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. “Available cash,” as used in this context, is defined in our partnership agreement and in the limited liability company agreement of the Operating Company and is generally defined below. We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

In light of the unprecedented global economic impact resulting from the COVID-19 pandemic, the related impact to the United States oil and natural gas markets and the potential for further curtailments of production, the Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the fourth quarter of 2020 for the repayment of $3.9 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2020. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future. Any such allocation, whether for debt repayment or another purpose, would have the effect of reducing the amount of cash distribution to our common unitholders.

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

We expect to pay our distributions within 45 days of the end of each quarter.

Definition of Available Cash

Our partnership agreement generally defines “available cash” for any quarter as:

●	the sum of:
●	all of our and our subsidiaries’ cash and cash equivalents on hand at the end of that quarter;

●	as determined by our General Partner, all of our and our subsidiaries’ cash or cash equivalents on hand on the date of determination of available cash for that quarter resulting from working capital borrowings (as described below) made after the end of that quarter; and
●	all of our cash and cash equivalents received by us from distributions on OpCo common units by the Operating Company made with respect to that quarter subsequent to the end of that quarter and prior to the date of distribution of available cash;
●	less the amount of cash reserves established by our General Partner to:
●	provide for the proper conduct of our business (including reserves for our future capital expenditures and for our future credit needs);
●	comply with applicable law or any debt instrument or other agreement or obligation to which we or our subsidiaries are a party or to which our or our subsidiaries’ assets are subject; or
●	provide funds for distributions to our unitholders and to our General Partner for any one or more of the next four quarters;

The limited liability company agreement of the Operating Company generally defines “available cash” as:

●	the sum of:
●	all cash and cash equivalents of the Operating Company and its subsidiaries on hand at the end of that quarter; and
●	as determined by the managing member of the Operating Company, all cash or cash equivalents of the Operating Company and its subsidiaries on hand on the date of determination of available cash for that quarter resulting from working capital borrowings (as described below) made after the end of that quarter;
●	less the amount of cash reserves established by the managing member of the Operating Company to:
●	provide for the proper conduct of the business of the Operating Company and its subsidiaries (including reserves for future capital expenditures and for future credit needs of the Operating Company and its subsidiaries);
●	comply with applicable law or any debt instrument or other agreement or obligation to which the managing member of the Operating Company, the Operating Company or any of their subsidiaries is a party or to which its assets are subject; and
●	provide funds for distributions to the Operating Company’s unitholders for any one or more of the next four quarters.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2020.

Unregistered Sales of Equity Securities

On April 17, 2020, in connection with the closing of the Springbok Acquisition, (i) we issued 2,224,358 common units and 2,497,134 Class B units and (ii) the Operating Company issued 2,497,134 OpCo common units to the Springbok Sellers, as described in a Current Report on Form 8-K, filed with the SEC on April 20, 2020.

The following table provides information about the issuance of common units in exchange for OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018, by and among us, the General Partner, the Operating Company and the holders of OpCo common units and Class B units from time to time party thereto.

	Total Number of Common Units Issued	Total Number of OpCo Common Units and Class B Units Exchanged
January 27, 2020
EIGF Aggregator III LLC	702,071	(702,071)
TE Drilling Aggregator LLC	47,929	(47,929)
January 28, 2020
EIGF Aggregator III LLC	3,897,483	(3,897,483)
TE Drilling Aggregator LLC	266,076	(266,076)
September 8, 2020
Haymaker Management, LLC	863,120	(863,120)
September 21, 2020
Springbok Energy Partners II Holdings, LLC	1,498,280	(1,498,280)

The issuance of each of the foregoing securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Sales of Reacquired Securities

The following table provides information about purchases of our common units during the three months ended December 31, 2020.

Period	Total Number of Common Units Purchased(1)	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Common Units That May Yet be Purchased Under the Plans or Programs(2)
October 1, 2020 - October 31, 2020	—	$—	—	—
November 1, 2020 - November 30, 2020	—	$—	—	—
December 1, 2020 - December 31, 2020	28,163	$9.48	—	—
(1)	During the three months ended December 31, 2020, 28,163 common units were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted units. The required withholding is calculated using the closing sales price per common unit reported by the New York Stock Exchange on the date prior to the applicable vesting date.
(2)	We did not have at any time during the quarter ended December 31, 2020, and currently do not have, a common unit repurchase program in place.

Item 6. Selected Financial Data

Kimbell Royalty Partners, LP was formed in October 2015. The mineral and royalty interests comprising our initial assets were contributed to us by the Contributing Parties at the closing of our IPO on February 8, 2017. Unless otherwise indicated, the financial information presented for periods on or after February 8, 2017 refers to the Partnership as a whole. The financial information presented for the periods on or prior to February 7, 2017, is solely that of Rivercrest Royalties, LLC (our “Predecessor”), and does not include the results of the Partnership as a whole. At the time of our IPO, the mineral and royalty interests underlying the oil, natural gas and NGL production revenues of our Predecessor represented approximately 11% of our Partnership’s total future undiscounted cash flows, based on the reserve report prepared by Ryder Scott as of December 31, 2016. Additionally, our results of operations may not be comparable from period to period as a result of the Springbok Acquisition during the year ended December 31, 2020, the Phillips Acquisition and Buckhorn Acquisition during the year ended December 31, 2019 and the Haymaker Acquisition and the Dropdown during the year ended December 31, 2018.

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

	Partnership				Predecessor
	Year Ended December 31,			Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2020	2019	2018	2017	2017	2016
Statement of Operations Data:
Revenue
Oil, natural gas and NGL revenues	$92,586,685	$107,480,446	$65,713,112	$29,943,920	$318,310	$3,606,659
Lease bonus and other income	345,771	2,477,145	1,213,550	721,172	—	—
(Loss) gain on commodity derivative instruments, net	(2,450,541)	(1,732,321)	3,331,548	(318,829)	—	—
Total revenues	90,481,915	108,225,270	70,258,210	30,346,263	318,310	3,606,659
Cost and expenses
Production and ad valorem taxes	6,389,231	7,719,949	4,399,667	2,452,058	19,651	280,474
Depreciation, depletion and accretion expense	47,988,796	52,118,367	25,213,043	15,546,341	113,639	1,604,208
Impairment of oil and natural gas properties	251,558,557	169,150,255	67,311,501	—	—	4,992,897
Marketing and other deductions	9,376,375	8,145,397	4,652,313	1,648,895	110,534	750,792
General and administrative expenses	25,902,496	22,666,601	16,847,328	8,191,792	532,035	1,746,218
Total costs and expenses	341,215,455	259,800,569	118,423,852	27,839,086	775,859	9,374,589
Operating (loss) income	(250,733,540)	(151,575,299)	(48,165,642)	2,507,177	(457,549)	(5,767,930)
Other income (expense)
Equity income in affiliate	763,988	80,481	—	—	—	—
Interest expense	(6,430,061)	(5,813,702)	(4,091,900)	(791,437)	(39,307)	(424,841)
Loss on extinguishment of debt	(476,350)	—	—	—	—	—
Other expense	(100,000)	—	—	—	—	—
Net (loss) income before income taxes	(256,975,963)	(157,308,520)	(52,257,542)	1,715,740	(496,856)	(6,192,771)
(Benefit from) provision for income taxes	(885,193)	899,425	24,681	—	—	—
State income taxes	—	—	—	—	—	19,848
Net (loss) income	(256,090,770)	(158,207,945)	(52,282,223)	1,715,740	(496,856)	(6,212,619)
Distribution and accretion on Series A preferred units	(7,810,588)	(13,878,336)	(6,310,040)	—	—	—
Net loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	96,642,334	89,148,428	1,855,681	—	—	—
Distribution on Class B units	(91,869)	(94,429)	(30,967)	—	—	—
Net (loss) income attributable to common units	$(167,350,893)	$(83,032,282)	$(56,767,549)	$1,715,740	$(496,856)	$(6,212,619)
Net (loss) income attributable to common units
Basic	$(4.85)	$(3.92)	$(3.08)	$0.11	$(0.82)	$(10.28)
Diluted	$(4.85)	$(3.92)	$(3.08)	$0.10	$(0.82)	$(10.28)
Cash distributions declared and paid	0.68	1.56	1.70	$1.20	*	*
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$62,245,341	$80,702,448	$33,202,980	$18,573,481	$186,719	$1,086,603
Investing activities	$(90,827,734)	$(15,590,458)	$(200,928,162)	$(125,910,708)	$(523)	$(97,464)
Financing activities	$24,183,120	$(66,681,727)	$177,873,674	$112,962,722	$—	$(863,000)
Other Financial Data:
Adjusted EBITDA (1)	$65,873,743	$80,713,596	$44,171,393	$19,170,760	$(293,488)	$1,434,234
Selected Balance Sheet Data:
Cash and cash equivalents	$9,804,977	$14,204,250	$15,773,987	$5,625,495	$692,077	$505,880
Total assets	$564,634,193	$748,594,054	$753,285,373	$295,291,004	$19,915,596	$20,538,731
Long‑term debt	$171,550,142	$100,135,477	$87,309,544	$30,843,593	$10,598,860	$10,598,860
Total liabilities	$186,333,353	$108,699,208	$91,109,570	$33,225,570	$11,431,068	$11,906,869
Total equity	$335,634,738	$564,985,114	$592,726,797	$262,065,434	$8,484,528	$8,361,862

* Information is not applicable for the periods prior to the initial public offering.

(1)	For more information, please read “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted EBITDA and Cash Available for Distribution on Common Units

Adjusted EBITDA and cash available for distribution on common units are used as supplemental non-GAAP financial measures (as defined below) by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA and cash available for distribution on common units are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations period to period without regard to our financing methods or capital structure. In addition, management uses Adjusted EBITDA to evaluate cash flow available to pay distributions to our unitholders.

We define Adjusted EBITDA as net income (loss), net of non-cash unit-based compensation, change in fair value of open commodity derivative instruments, transaction costs, impairment of oil and natural gas properties, income taxes, interest expense and depreciation and depletion expense. Adjusted EBITDA is not a measure of net income (loss) as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

Adjusted EBITDA and cash available for distribution on common units should not be considered an alternative to net income (loss), oil, natural gas and NGL revenues, net cash flows provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Our computations of Adjusted EBITDA and cash available for distribution on common units may not be comparable to other similarly titled measures of other companies.

The tables below present a reconciliation of Adjusted EBITDA to net (loss) income and net cash provided by operating activities, our most directly comparable GAAP financial measures, for the periods indicated.

	Partnership				Predecessor
	Year Ended December 31,			Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2020	2019	2018	2017	2017	2016
Reconciliation of net loss to Adjusted EBITDA:
Net (loss) income	$(256,090,770)	$(158,207,945)	$(52,282,223)	$1,715,740	$(496,856)	$(6,212,619)
Depreciation and depletion expense	47,988,796	52,118,367	25,213,043	15,546,341	113,639	1,604,208
Interest expense	6,430,061	5,813,702	4,091,900	791,437	39,307	424,841
Cash distribution from affiliate	812,810	—	—	—	—	—
(Benefit from) provision for income taxes	(885,193)	899,425	24,681	—	—	—
State income taxes	—	—	—	—	—	19,848
EBITDA	(201,744,296)	(99,376,451)	(22,952,599)	18,053,518	(343,910)	(4,163,722)
Impairment of oil and natural gas properties	251,558,557	169,150,255	67,311,501	—	—	4,992,897
Transaction costs	—	—	1,188,967	—	—	—
Unit-based compensation	9,261,756	7,502,678	3,170,299	798,413	50,422	605,059
Loss on extinguishment of debt	476,350	—	—	—	—	—
Loss (gain) on commodity derivative instruments, net of settlements	7,085,364	3,423,445	(4,546,775)	318,829	—	—
Cash distribution from affiliate	—	94,150	—	—	—	—
Equity income in affiliate	(763,988)	(80,481)	—	—	—	—
Consolidated Adjusted EBITDA	65,873,743	80,713,596	44,171,393	19,170,760	(293,488)	1,434,234
Adjusted EBITDA attributable to noncontrolling interest	(23,914,812)	(42,228,556)	(8,234,737)	—	—	—
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	41,958,931	38,485,040	35,936,656	19,170,760	(293,488)	1,434,234
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	3,399,655	2,430,170	2,292,023	455,228	34,505	373,513
Cash distributions on Series A preferred units	3,047,466	3,635,459	1,291,843	—	—	—
Cash income tax expense	—	801,669	—	—	—	—
Distributions on Class B units	91,869	94,429	30,967	—	—	—
Cash reserves	—	(801,669)	—	—	—	—
Cash available for distribution on common units	$35,419,941	$32,324,982	$32,321,823	$18,715,532	$(327,993)	$1,060,721

	Partnership				Predecessor
	Year Ended December 31,			Period from February 8, 2017 to December 31,	Period from January 1, 2017 to February 7,	Year Ended December 31,
	2020	2019	2018	2017	2017	2016
Reconciliation of net cash provided by operating activities to Adjusted EBITDA:
Net cash provided by operating activities	$62,245,341	$80,702,448	$33,202,980	$18,573,481	$186,719	$1,086,603
Interest expense	6,430,061	5,813,702	4,091,900	791,437	39,307	424,841
(Benefit from) provision for income taxes	(885,193)	899,425	24,681	—	—	—
State income taxes	—	—	—	—	—	19,848
Impairment of oil and natural gas properties	(251,558,557)	(169,150,255)	(67,311,501)	—	—	(4,992,897)
Amortization of right-of-use assets	(276,180)	(154,525)	—	—	—	—
Amortization of loan origination costs	(1,108,685)	(1,050,278)	(466,002)	(57,292)	(4,241)	(46,969)
Loss on extinguishment of debt	(476,350)	—	—	—	—	—
Amortization of tenant improvement allowance	—	—	—	—	2,864	34,369
Equity income in affiliate	763,988	80,481	—	—	—	—
Forfeiture of restricted units	127,934	—
Unit-based compensation	(9,261,756)	(7,502,678)	(3,170,299)	(798,413)	(50,422)	(605,059)
(Loss) gain on commodity derivative instruments, net of settlements	(7,085,364)	(3,423,445)	4,546,775	(318,829)	—	—
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(1,618,006)	(4,410,140)	7,041,371	1,689,609	(14,551)	66,455
Accounts receivable and other current assets	897,088	26,317	(186,122)	236,673	(333,056)	(1,027,172)
Accounts payable	319,001	125,387	(985,936)	(316,486)	(247,972)	952,800
Other current liabilities	(533,582)	(1,762,633)	259,554	(1,746,662)	77,442	(76,541)
Operating lease liabilities	275,964	429,743	—	—	—	—
EBITDA	(201,744,296)	(99,376,451)	(22,952,599)	18,053,518	(343,910)	(4,163,722)
Add:
Impairment of oil and natural gas properties	251,558,557	169,150,255	67,311,501	—	—	4,992,897
Transaction costs	—	—	1,188,967	—	—	—
Unit-based compensation	9,261,756	7,502,678	3,170,299	798,413	50,422	605,059
Loss on extinguishment of debt	476,350	—	—	—	—	—
Loss (gain) on commodity derivative instruments, net of settlements	7,085,364	3,423,445	(4,546,775)	318,829	—	—
Equity income in affiliate	(763,988)	(80,481)	—	—	—	—
Cash distribution from affiliate	—	94,150	—	—	—	—
Consolidated Adjusted EBITDA	65,873,743	80,713,596	44,171,393	19,170,760	(293,488)	1,434,234
Adjusted EBITDA attributable to noncontrolling interest	(23,914,812)	(42,228,556)	(8,234,737)	—	—	—
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	$41,958,931	$38,485,040	$35,936,656	$19,170,760	$(293,488)	$1,434,234

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

As of December 31, 2020, we owned mineral and royalty interests in approximately 9.1 million gross acres and overriding royalty interests in approximately 4.6 million gross acres, with approximately 60% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. As of December 31, 2020, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 97,000 gross wells, including over 41,000 wells in the Permian Basin.

Recent Developments

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

Acquisitions

On April 17, 2020, we completed the Springbok Acquisition. The aggregate consideration for the Springbok Acquisition consisted of (i) approximately $95.0 million in cash, (ii) the issuance of 2,224,358 common units and (iii) the issuance of 2,497,134 OpCo common units and an equal number of Class B units. At the time of the Springbok Acquisition, the acreage acquired had over 90 operators on 2,160 net royalty acres across core areas of the Delaware Basin, DJ Basin, Haynesville, STACK, Eagle Ford and other leading basins.

Joint Venture

In connection with the joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, we paid capital contributions of $2.2 million during the year ended December 31, 2020.

Interest Rate Swaps

On January 27, 2021, we entered into an interest rate swap with Citibank, N.A. (“Citi”), which fixed the interest rate on $150.0 million of notional, or approximately 87% of our outstanding balance on our secured revolving credit facility, at approximately 3.9% for a period ending on January 29, 2024.

Fourth Quarter Distributions

On February 3, 2021, we paid a quarterly cash distribution on the Series A preferred units of $1.0 million for the quarter ended December 31, 2020.

On February 4, 2021, we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $20,780 for the quarter ended December 31, 2020.

On January 22, 2021, the Board of Directors declared a quarterly cash distribution of $0.19 per common unit for the quarter ended December 31, 2020. The distribution was paid on February 8, 2021 to common unitholders and OpCo common unitholders of record as of the close of business on February 1, 2021.

Business Environment

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020. On March 11, 2020, the WHO declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and has resulted in widespread adverse impacts on the global economy, our oil, natural gas, and NGL operators and other parties with whom we have business relations, including a significant reduction in the global demand for oil and natural gas. This significant decline in demand accelerated following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, raising concerns about global storage capacity. The resulting supply and demand imbalance has led to a significantly weaker outlook for oil and gas producers and continues to have a disruptive impact on the oil and natural gas industry. Globally, these conditions led to significant economic contraction during 2020.

Our first priority in our response to this crisis has been and will continue to be the health and safety of our employees, the employees of our business counterparties and the community in which we operate. To address these concerns, we have modified certain business practices (including those related to employee travel, employee work locations, and physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the CDC, the WHO and other governmental and regulatory authorities. In mid-March, we restricted access to our offices to only essential employees, and directed the remainder of our employees to work from home to the extent possible. Beginning in mid-May, we opened our offices to employees on a voluntary basis, with employees having the option to work from home. These restrictions have had minimal impact on our operations to date and have allowed us to maintain the engagement and connectivity of our personnel, as well as minimize the number of employees in the office.

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns.

While shelter-in-place restrictions subsided in the second half of 2020, the possibility of future restrictions remains. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. This significant decline in demand has been met with a sharp decline in oil prices which has been exacerbated by the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries. Although OPEC agreed in April 2020 to cut oil production and has extended such production cuts through March 2021, crude oil prices remained depressed through December 31, 2020 as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. The resulting supply and demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other related industries. These industry conditions, coupled with those resulting from the COVID-19 pandemic, have led to significant global economic contraction generally and in our industry in particular.

Oil and natural gas prices have historically been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19, the OPEC announcements mentioned above and ongoing storage capacity concerns. Oil prices declined sharply in April 2020 and remained low continuing through year end 2020. Although strip pricing for natural gas has increased meaningfully, the impact of these recent developments on our business and the oil and gas industry is unpredictable. We derived approximately 34% of our revenues and 59% of our production on a Boe/d basis (6:1) from natural gas for the fourth quarter of 2020, which we believe presented some downside protection against depressed oil prices.

In April 2020, we received notices from two operators regarding well shut-ins and curtailments of production on properties in which we own an interest. The properties were primarily located in the Eagle Ford Shale, and the production attributable to such properties on a Boe/d basis (6:1) represented approximately one percent of our total production for the first quarter of 2020. We received subsequent notice that the curtailment on all Eagle Ford Shale production had ceased and production resumed, effective June 1, 2020. We also received notifications of well shut-ins and curtailment in the second quarter of 2020 from additional operators and the production attributable to such properties on a Boe/d basis (6:1) accounted for less than one percent of our total production for the second quarter of 2020. We did not receive any additional notifications of well shut-ins or curtailments in the second half of 2020. While we currently do not expect we will receive additional notices, we cannot predict whether additional shut-ins and curtailments of production from our operators will occur if depressed oil and natural gas prices, reductions in global demand and storage capacity issues continue or worsen. We expect that as the supply and demand imbalance resulting from the COVID-19 outbreak and the OPEC announcements mentioned above continues, and as oil storage facilities reach capacity and/or purchasers of crude products cancel previous orders, more of our operators may adjust or reduce their drilling activities, which could have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations in the first quarter of 2021.

The ultimate impacts of COVID-19 and the volatility in the oil and natural gas markets on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the ultimate severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development, availability and administration of effective treatments and vaccines, the duration of the pandemic, actions taken by members of OPEC and other foreign, oil-exporting countries, governmental authorities and other third parties, workforce availability, and the timing and extent of any return to normal economic and operating conditions. For additional discussion regarding the risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this report.

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

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	High	Low	High	Low	High	Low
Oil ($/Bbl)	$63.27	$(36.98)	$66.24	$46.31	$77.41	$44.48
Natural gas ($/MMBtu)	$3.14	$1.33	$4.25	$1.75	$6.24	$2.49

On February 19, 2021, the WTI posted price for crude oil was $59.12 per Bbl and the Henry Hub spot market price of natural gas was $4.96 per MMBtu.

The following table, as reported by the EIA, sets forth the average prices for oil and natural gas.

	Year Ended December 31,
	2020	2019	2018
Oil ($/Bbl)	$39.16	$56.98	$65.23
Natural gas ($/MMBtu)	$2.03	$2.56	$3.15

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count was 332 active land rigs at December 31, 2020, a 57% decrease from 781 active land rigs at December 31, 2019. The 781 active rig count at December 31, 2019 decreased 26% from 1,056 active land rigs at December 31, 2018.

According to the Baker Hughes United States Rotary Rig count, rig activity in the 28 states in which we own mineral and royalty interests decreased 57% from 773 active land rigs at December 31, 2019 to 330 active land rigs at December 31, 2020. The 773 active land rig count at December 31, 2019 decreased 26% from 1,049 active land rigs at December 31, 2018. The decrease in rig count in 2020 is primarily related to the COVID-19 outbreak and international supply and demand imbalances. See Business Environment — COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas for further discussion.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated.

	December 31,
Basin or Producing Region	2020	2019	2018
Permian Basin	17	24	28
Mid‑Continent	7	16	22
Haynesville	9	12	4
Appalachia	1	1	2
Bakken	3	11	—
Eagle Ford	1	9	4
Rockies	1	7	14
Other	—	1	3
Total	39	81	77

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our operating income for the following periods:

	Year Ended December 31,
	2020	2019	2018
Royalty income
Oil sales	56%	55%	53%
Natural gas sales	34%	34%	33%
NGL sales	9%	8%	12%
Lease bonus and other income	1%	3%	2%
	100%	100%	100%

In order to reduce the impact of fluctuations in oil and natural gas prices on our revenues, we entered into commodity derivative agreements with Frost Bank beginning January 1, 2018. Our commodity derivative agreements with Frost Bank extend through December 2022 and establish, in advance, a price for the sale of a portion of the oil, natural gas and NGLs produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see “Note 4—Derivatives.”

Reserves and Pricing

The tables below identify our proved reserves at December 31, 2020, 2019 and 2018, in each case based on the reserve report prepared by Ryder Scott. The prices used to estimate proved reserves for the respective periods were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	December 31,
Estimated Net Proved Reserves	2020	2019	2018
Oil (MBbls)	12,294	12,318	10,795
Natural gas (MMcf)	144,233	148,743	127,261
Natural gas liquids (MBbls)	6,085	6,455	5,646
Total (MBoe)(6:1)	42,418	43,563	37,651

	December 31,
Unweighted Arithmetic Average First‑Day‑of‑the‑Month Prices	2020	2019	2018
Oil (Bbls)	$39.57	$55.69	$65.56
Natural gas (Mcf)	$1.99	$2.58	$3.10

Factors Affecting the Comparability of Our Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below:

Ongoing Acquisition Opportunities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the years ended December 31, 2020, 2019 and 2018 include the Springbok Acquisition, the Phillips Acquisition, the Buckhorn Acquisition, the Haymaker Acquisition and the Dropdown.

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

After evaluating certain external factors in the first quarter of 2020, including the significant decline in oil and natural gas prices related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries and other supply factors, as well as longer-term commodity price outlooks, we determined that significant drilling uncertainty existed regarding our PUD reserves that were included in our total estimated proved reserves as of December 31, 2019, as well as our unevaluated oil and natural gas properties. Specifically, with respect to our PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), we determined that we did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties for the three months ended March 31, 2020. We similarly recorded an impairment on the value of our unevaluated oil and natural gas properties for the three months ended March 31, 2020, which primarily were acquired in various acquisitions since our IPO. There were no additional impairments to unevaluated properties in the remainder of 2020.

As a result of our full cost ceiling analysis, we recorded an impairment on our oil and natural gas properties of $251.6 million during the year ended December 31, 2020. The impairment can primarily be attributed to the decline in the 12-month average price of oil and natural gas as a result of the continued impact of the external factors mentioned above. As of December 31, 2020, the 12-month average prices of oil and natural gas were $39.57 per Bbl of oil and $1.99 per Mcf of natural gas. These prices represent a 28.9% and 22.9% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2019, which were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas.

We recorded an impairment on our oil and natural gas properties of $169.2 million during the year ended December 31, 2019. The impairment can primarily be attributed to our quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas. As of December 31, 2019, the 12-month average prices of oil and natural gas were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas. These prices represent a 15.1% and 16.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2018, which were $65.56 per

Bbl of oil and $3.10 per Mcf of natural gas. We also recorded an impairment expense on our oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2018 and an impairment expense of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling.

Because we do not intend to book PUD reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

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

Marketing and Other Deductions

Marketing and other deductions include product marketing expense, which is a post-production expense. Generally, the terms of the lease governing the development of our properties permit the operator to pass through these expenses to us by deducting a pro rata portion of such expenses from our production revenues.

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

Interest Expense

We finance a portion of our capital requirements and acquisitions with borrowings under our secured revolving credit facility. As a result, we incur interest expense, which is included in our accompanying consolidated statements of operations. Please read “Liquidity and Capital Resources—Indebtedness” for further discussion of our secured revolving credit facility.

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

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$92,586,685	$107,480,446	$65,713,112
Lease bonus and other income	345,771	2,477,145	1,213,550
(Loss) gain on commodity derivative instruments, net	(2,450,541)	(1,732,321)	3,331,548
Total revenues	90,481,915	108,225,270	70,258,210
Costs and expenses
Production and ad valorem taxes	6,389,231	7,719,949	4,399,667
Depreciation and depletion expense	47,988,796	52,118,367	25,213,043
Impairment of oil and natural gas properties	251,558,557	169,150,255	67,311,501
Marketing and other deductions	9,376,375	8,145,397	4,652,313
General and administrative expenses	25,902,496	22,666,601	16,847,328
Total costs and expenses	341,215,455	259,800,569	118,423,852
Operating loss	(250,733,540)	(151,575,299)	(48,165,642)
Other income (expense)
Equity income in affiliate	763,988	80,481	—
Interest expense	(6,430,061)	(5,813,702)	(4,091,900)
Loss on extinguishment of debt	(476,350)	—	—
Other expense	(100,000)	—	—
Net loss before income taxes	(256,975,963)	(157,308,520)	(52,257,542)
(Benefit from) provision for income taxes	(885,193)	899,425	24,681
Net loss	(256,090,770)	(158,207,945)	(52,282,223)
Distribution and accretion on Series A preferred units	(7,810,588)	(13,878,336)	(6,310,040)
Net loss attributable to noncontrolling interests	96,642,334	89,148,428	1,855,681
Distribution on Class B units	(91,869)	(94,429)	(30,967)
Net loss attributable to common units	$(167,350,893)	$(83,032,282)	$(56,767,549)
Production Data:
Oil (Bbls)	1,409,163	1,113,150	591,072
Natural gas (Mcf)	17,891,384	17,045,519	7,873,694
Natural gas liquids (Bbls)	681,575	561,797	310,361
Combined volumes (Boe) (6:1)	5,072,635	4,515,867	2,213,715

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019 and the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Oil, Natural Gas and NGL Revenues

For the year ended December 31, 2020, our oil, natural gas and NGL revenues were $92.6 million, a decrease of $14.9 million from $107.5 million for the year ended December 31, 2019. The significant decrease in oil, natural gas and NGL revenues was directly related to the decrease in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2020 as discussed below. This decrease was partially offset by an increase in production associated with various acquisitions throughout the 2019 and 2020 periods.

Our revenues for the year ended December 31, 2019 increased by $41.8 million, from $65.7 million for the year ended December 31, 2018. The increase in revenues was primarily attributable to the revenues associated with the Haymaker Acquisition and the Phillips Acquisition, which represented approximately $20.2 million and $16.3 million, respectively, of the overall increase in oil, natural gas and NGL revenues, and, to a lesser extent, the revenues associated with the Dropdown, which contributed $11.1 million to the overall increase. Partially offsetting the increase in oil, natural gas and NGL revenues, was a decrease in the average prices we received for oil and NGL production.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 5,072,635 Boe or 13,860 Boe/d, for the year ended December 31, 2020, an increase of 556,768 Boe or 1,529 Boe/d, from 4,515,867 Boe or 12,331 Boe/d, for the year ended December 31, 2019. The increase in production for the year ended December 31, 2020 was primarily attributable to production associated with the Springbok Acquisition, which accounted for 568,424 Boe.

Our production volumes for the year ended December 31, 2019 increased by 2,302,152 Boe or 2,333 Boe/d, from 2,213,715 Boe or 9,998 Boe/d, for the year ended December 31, 2018. The increase in production was primarily attributable to the Haymaker Acquisition, which represented 1,341,075 Boe, and to a lesser extent, production associated with the Phillips Acquisition and the Dropdown, which together accounted for 968,102 Boe.

Our operators received an average of $36.98 per Bbl of oil, $1.79 per Mcf of natural gas and $12.39 per Bbl of NGL for the volumes sold during the year ended December 31, 2020 and $54.66 per Bbl of oil, $2.21 per Mcf of natural gas and $15.96 per Bbl of NGL for the volumes sold during the year ended December 31, 2019. The year ended December 31, 2020 decreased 32.3% or $17.68 per Bbl of oil and 19.0% or $0.42 per Mcf of natural gas compared to the year ended December 31, 2019. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 31.3% or $17.82 per Bbl of oil and 20.7% or $0.53 per Mcf of natural gas for the comparable periods.

Average prices received by our operators during the year ended December 31, 2019 decreased 9.2% or $5.51 per Bbl of oil and 22.2% or $0.63 per Mcf of natural gas compared to the year ended December 31, 2018, which our operators received an average of $60.17 per Bbl of oil, $2.84 per Mcf of natural gas and $25.14 per Bbl of NGL. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 12.6% or $8.25 per Bbl of oil and 18.7% or $0.59 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $0.3 million for the year ended December 31, 2020, a decrease of $2.2 million from $2.5 million for the year ended December 31, 2019. The decrease in lease bonus and other income is primarily due to the current volatility and uncertainty in the oil and gas market, which has discouraged operators from drilling new wells.

Our lease bonus and other income for the year ended December 31, 2019 increased by $1.3 million, from $1.2 million for the year ended December 31, 2018.

(Loss) Gain on Commodity Derivative Instruments

Loss on commodity derivative instruments for the year ended December 31, 2020 included $7.1 million of mark-to-market losses and $4.6 million of gains on the settlement of commodity derivative instruments compared to $3.4 million of mark-to-market losses and $1.7 million of gains on the settlement of commodity derivative instruments for the year ended December 31, 2019.

Gain on commodity derivative instruments for the year ended December 31, 2018 included $4.5 million of mark-to-market gains and $1.2 million of losses on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the year ended December 31, 2020 were $6.4 million, a decrease of $1.3 million from $7.7 million for the year ended December 31, 2019. The decrease in production and ad valorem taxes was primarily related to the significant decrease in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2020.

For the year ended December 31, 2019, production and ad valorem taxes increased by $3.3 million from $4.4 million for the year ended December 31, 2018. The increase was primarily attributable to the Haymaker Acquisition, which accounted for $1.6 million of the increase in production and ad valorem taxes and, to the lesser extent, the Phillips Acquisition and the Dropdown, which contributed $0.8 million and $0.6 million, respectively, to the increase.

Depreciation and Depletion Expense

Depreciation and depletion expense for the year ended December 31, 2020 was $48.0 million, a decrease of $4.1 million from $52.1 million for the year ended December 31, 2019. The decrease in depreciation and depletion expense was due to the impairment that was recorded during the years ended December 31, 2020 and 2019, respectively, which significantly reduced our net capitalized oil and natural gas properties. The decrease in the depreciation and depletion expense was partially offset by the Springbok Acquisition, which added approximately $115.4 million of depletable costs to the full-cost pool.

For the year ended December 31, 2019, depreciation and depletion expense increased by $26.9 million from $25.2 million for the year ended December 31, 2018. The increase in the depreciation and depletion expense was primarily attributable to the multiple acquisitions throughout the 2018 and 2019 period, which together added approximately $470.8 million of depletable costs to the full-cost pool.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a unit-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $9.39 for the year ended December 31, 2020, a decrease of $2.00 per barrel from the $11.39 average depletion rate per barrel for the year ended December 31, 2019. The decrease in depletion rate was due to the impairment that was recorded during the years ended December 31, 2020 and 2019, respectively, which significantly reduced our net capitalized oil and natural gas properties.

For the year ended December 31, 2019, our average depletion rate per barrel remained relatively flat compared to $11.33 average depletion rate per barrel for the year ended December 31, 2018.

Impairment of Oil, Natural Gas and NGL Expense

We recorded an impairment expense on our oil and natural gas properties of $251.6 million, $169.2 million and $67.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. The impairment recorded during the year ended December 31, 2020 included an impairment due to the reduction in our PUD reserves, impairment of our unevaluated oil and natural gas properties in the first quarter of 2020 and impairments on our oil and natural gas properties as the result of the continued decline in the 12-month average price of oil and natural gas, in each case as further described under “—Factors Affecting the Comparability of Our Results to Our Historical Results—Impairment of Oil and Natural Gas Properties.”

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the year ended December 31, 2020 were $9.4 million, an increase of $1.3 million from $8.1 million for the year ended December 31, 2019. The increase in marketing and other deductions was primarily attributable to the Springbok Acquisition.

Marketing and other deductions for the year ended December 31, 2019 increased by $3.4 million from $4.7 million for the year ended December 31, 2018. The increase in marketing and other deductions was primarily attributable to the Haymaker Acquisition and the Phillips Acquisition, which represents $1.7 million and $1.1 million respectively, of the overall increase, and to a lesser extent, the Dropdown, which contributed $0.6 million to the increase.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2020 were $25.9 million, an increase of $3.2 million from $22.7 million for the year ended December 31, 2019. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to a $2.0 million increase in unit-based compensation expense and cash general and administrative expenses resulting from increases in salaries and wages and our costs associated with company growth.

General and administrative expenses for the year ended December 31, 2019 increased by $5.9 million from $16.8 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily attributable to the $4.3 million increase in unit-based compensation expense. The remainder of the increase was primarily attributable to cash general and administrative expenses resulting from the Haymaker Acquisition, the Dropdown and the Phillips Acquisition.

Interest Expense

Interest expense for the year ended December 31, 2020 was $6.4 million as compared to interest expense of $5.8 million for the year ended December 31, 2019. The increase in interest expense was primarily due to debt incurred to fund the partial redemption of the Series A preferred units and the Springbok Acquisition, which was partially offset by the repayment of $91.2 million in debt during the year ended December 31, 2020 and the decline in the weighted average interest rate from 4.58% during the year ended December 31, 2019 to 3.31% during the year ended December 31, 2020.

Interest expense for the year ended December 31, 2019 increased by $1.7 million as compared to interest expense of $4.1 million for the year ended December 31, 2018. This increase was due to debt incurred to fund acquisitions in 2018 and 2019, including the Haymaker Acquisition, acquisitions by the Joint Venture and the acquisition of various mineral and royalty interests in Oklahoma.

(Benefit from) Provision for Income Taxes

For the year ended December 31, 2020, we recognized an income tax benefit of $0.9 million, resulting in an effective tax rate of 0.34%, compared to an income tax expense of $0.9 million for the year ended December 31, 2019, resulting in an effective tax rate of 0.57%. The overall change in our effective tax rate for the year ended December 31,

2020 is due to a change in estimate as a result of filing our 2019 income tax return, as well as the impact of the U.S. Coronavirus Aid, Relief, and Economic Security Act carryback provisions.

Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. As of December 31, 2020 and 2019, we recorded a full valuation allowance on our deferred tax assets. As a result, we did not recognize a benefit from our net operating losses for the respective periods. See Note 13—Income Taxes for further discussion.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings and our primary uses of cash are distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. On December 8, 2020, we entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the 2018 Amended Credit Agreement (as defined below), increasing commitments under the secured revolving credit facility from $225.0 million to $265.0 million, with an elected commitment amount feature permitting aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million (subject to the limitations of our borrowing base, which is currently $265.0 million, and the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders), to be used for general partnership purposes, including working capital and acquisitions, among other things. As of February 19, 2021, we had an outstanding balance of $171.6 million under our secured revolving credit facility.

Cash Distribution Policy

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. “Available cash,” as used in this context, is defined in our partnership agreement and in the limited liability company agreement of the Operating Company, and in “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Definition of Available Cash.” We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

In light of the unprecedented global economic impact resulting from the COVID-19 pandemic, the related impact to the United States oil and natural gas markets and the potential for further curtailments of production, the Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the fourth quarter of 2020 for the repayment of $3.9 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2020. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 2,224,358 common units and 2,497,134 OpCo common units and an equal number of Class B units as partial consideration in connection with the Springbok Acquisition. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted.

On February 3, 2021, we paid a quarterly cash distribution on the Series A preferred units of $1.0 million for the quarter ended December 31, 2020.

On February 4, 2021, we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $20,780 for the quarter ended December 31, 2020.

On January 22, 2021, the Board of Directors declared a quarterly cash distribution of $0.19 per common unit for the quarter ended December 31, 2020. The distribution was paid on February 8, 2021 to common unitholders and OpCo common unitholders of record as of the close of business on February 1, 2021.

Cash Flows

The following table presents our cash flows for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Cash Flow Data:
Net cash provided by operating activities	$62,245,341	$80,702,448	$33,202,980
Net cash used in investing activities	(90,827,734)	(15,590,458)	(200,928,162)
Net cash provided by (used in) financing activities	24,183,120	(66,681,727)	177,873,674
Net (decrease) increase in cash and cash equivalents	$(4,399,273)	$(1,569,737)	$10,148,492

Operating Activities

Operating cash flow is impacted by many variables, the most significant of which are the changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the year ended December 31, 2020 were $62.2 million, a decrease of $18.5 million compared to $80.7 million for the year ended December 31, 2019. The decrease in cash flows provided by operating activities was primarily attributable to the decrease in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2020.

Cash flows provided by operating activities for the year ended December 31, 2019 increased by $47.5 million compared to $33.2 million for the year ended December 31, 2018. The increase in cash flows provided by operating activities was primarily attributable to the Haymaker Acquisition and Dropdown in the third and fourth quarters of 2018, respectively, and to the Phillips Acquisition and Buckhorn Acquisition in the first and fourth quarters of 2019, respectively.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2020 increased by $75.2 million compared to the year ended December 31, 2019. For the year ended December 31, 2020, we used $87.6 million primarily to fund the Springbok Acquisition, $2.2 million to fund the capital commitments of the Joint Venture and $1.0 million to fund the remodel of office space. For the year ended December 31, 2019, we used $3.0 million to fund capital commitments paid to the Joint Venture, $1.2 million to fund the Phillips Acquisition, $9.9 million to fund the acquisition of various mineral and royalty interests in Oklahoma, $0.5 million in connection with the Buckhorn Acquisition and $1.0 million to fund the remodel of office space.

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

Financing Activities

Cash flows provided by financing activities were $24.2 million for the year ended December 31, 2020 compared to $66.7 million in cash flows used in financing activities for the year ended December 31, 2019. Cash flows provided by financing activities for the year ended December 31, 2020 consists of $162.6 million of additional borrowings under our secured revolving credit facility and $73.6 million in proceeds from the 2020 Equity Offering. Cash flows provided by financing activities for the year ended December 31, 2020 were partially offset by $91.2 million used to repay borrowings under our secured revolving credit facility, $61.1 million to fund the redemption of Series A preferred units, $54.9 million of distributions paid to holders of common units and OpCo common units, Series A preferred units and Class B units, $4.5 million paid in connection with amending our secured revolving credit facility and $0.4 million paid in connection with the redemption of Class B units. Cash flows used in financing activities for the year ended December 31, 2019 consist of $78.8 million of distributions paid to holders of common units and OpCo common units, Series A preferred units and Class B units, $0.7 million of issuance costs paid on Series A preferred units and $0.3 million paid in connection with the redemption of Class B units, partially offset by $12.8 million of additional borrowings under our secured revolving credit facility and $0.5 million in contributions from our Class B unitholders.

Cash flows provided by financing activities for the year ended December 31, 2018 were $177.9 million. Cash flows provided by financing activities for the year ended December 31, 2018 consists of $124.4 million of additional borrowings under our secured revolving credit facility, $103.4 million in net proceeds from the 2018 preferred offering, $61.8 million in net proceeds from the 2018 equity offering and $1.0 million in contributions from our Class B unitholders, partially offset by $41.0 million of distributions paid to holders of common units, Series A preferred units and Class B units, $67.9 million of repayments on our secured revolving credit facility and $3.4 million paid in loan origination costs.

Capital Expenditures

During the year ended December 31, 2020, we paid approximately $87.6 million primarily in connection with the Springbok Acquisition. During the year ended December 31, 2019, we paid approximately $1.2 million in connection with the Phillips Acquisition, $9.9 million in connection with the acquisition of various mineral and royalty interests in Oklahoma and $0.5 million in connection with the Buckhorn Acquisition. During the year ended December 31, 2018, we paid approximately $211.1 million for the acquisition of oil and gas mineral and royalty properties, primarily in connection with the Haymaker Acquisition.

Indebtedness

On January 11, 2017, we entered into a credit agreement (the “2017 Credit Agreement”) with Frost Bank, as administrative agent, and the lenders party thereto. On July 12, 2018, in connection with the closing of the Haymaker Acquisition, we entered into an amendment (the “First Credit Agreement Amendment”) to the 2017 Credit Agreement (the 2017 Credit Agreement as amended by the First Credit Agreement Amendment, the “2018 Amended Credit Agreement”), with certain of our subsidiaries, as guarantors, Frost Bank, as administrative agent, and the other lenders party thereto. On December 8, 2020, we entered into the Second Credit Agreement Amendment to the 2018 Amended Credit Agreement (the 2018 Amended Credit Agreement as amended by the Second Credit Agreement Amendment, the “Amended Credit Agreement”). Under the Amended Credit Agreement, availability under our secured revolving credit facility will continue to equal the lesser of the aggregate maximum elected commitments of the lenders, which may be increased up to $500.0 million, subject to the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders, and the borrowing base. The Second Credit Agreement Amendment amended the 2018 Amended Credit Agreement to extend the maturity date thereunder from February 8, 2022 to June 7, 2024.

The Second Credit Agreement Amendment increased aggregate commitments under the 2018 Amended Credit Agreement from $225.0 million to $265.0 million providing for maximum availability of $265.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million, subject to the limitations of our borrowing base and satisfaction of certain conditions, including the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders and the borrowing base. In connection with our entry into the Second Credit Agreement Amendment, the borrowing base was set at $265.0 million. The borrowing base will be redetermined semiannually on May 1 and November 1 of each year, beginning May 1, 2021, based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units and OpCo common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of December 31, 2020, we had outstanding borrowings of $171.6 million under the secured revolving credit facility and $93.4 million of available capacity.

For additional information on our Amended Credit Agreement, please read Note 8―Long-Term Debt to the consolidated financial statements included in Item 8 of this Annual Report.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

		Less than			More than 5
	Total	1 year	1‑3 years	3‑5 years	years
Long-term debt	$171,550,142	$—	$—	$171,550,142	$—
Operating leases	4,149,712	480,025	959,416	983,356	1,726,915
Total	$175,699,854	480,025	$959,416	$172,533,498	$1,726,915

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes. Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. We currently expect that (i) we will pay no material federal income taxes through 2021 (no more than approximately 5% of estimated pre-tax distributable cash flow), and (ii) substantially all distributions (more than 95%) paid to our common unitholders will not be taxable dividend income through 2023.

Distributions in excess of the amount taxable as dividend income will reduce a common unitholder's tax basis in its common units or produce capital gain to the extent they exceed a common unitholder's tax basis. Any reduced tax basis will increase a common unitholder's capital gain when it sells its common units. The estimates described above are the result of certain non-cash expenses (principally depletion) substantially offsetting our taxable income and tax "earnings and profits." Our estimates of the tax treatment of earnings and distributions are based upon assumptions regarding the capital structure and earnings of the Operating Company, our capital structure and the amount of the earnings of the Operating Company allocated to us. Many factors may impact these estimates, including changes in drilling and production activity, commodity prices, future acquisitions or changes in the business, economic, regulatory, legislative, competitive or political environment in which we operate. These estimates are based on current tax law and tax reporting positions that we have adopted and with which the Internal Revenue Service could disagree. These estimates are not fact and should not be relied upon as being necessarily indicative of future results, and no assurances can be made regarding these estimates. You are encouraged to consult with your tax advisor on this matter. Please read “Item 1A. Risk Factors—Tax Risks” elsewhere in this Annual Report.

New and Revised Financial Accounting Standards

The effects of new accounting pronouncements are discussed in Note 2—Summary of Significant Accounting Policies within the financial statements included elsewhere in this Annual Report.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Certain of our accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. Below, we have provided expanded discussion of our more significant accounting estimates.

See the Note 2—Summary of Significant Accounting Policies to our financial statements for a summary of our significant accounting policies.

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

Depletion of evaluated oil, natural gas and NGL properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. Oil, natural gas and NGL reserve quantities are used as the basis to calculate unit-of-production depreciation. Depreciation is calculated by taking the ratio of asset costs to total proved reserves applied to actual production. The volumes produced and asset costs are known, while proved reserves are based on estimates that are subject to some variability.

Unevaluated Properties

Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We assess all items classified as unevaluated property on a periodic basis for possible impairment. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: the operators’ intent to drill; remaining lease term; geological and geophysical evaluations; the operators’ drilling results and activity; the assignment of proved reserves; and the economic viability of operator development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization or potential impairment.

Oil, Natural Gas and NGL Reserve Quantities

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

Revenue Recognition

Mineral and royalty interests represent the right to receive revenues from the sale of oil, natural gas and NGLs, less production and ad valorem taxes and post-production expenses. The pricing of oil, natural gas and NGLs from the properties in which we own a mineral or royalty interest is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As an owner of mineral and royalty interests, we have no involvement or operational control over the volumes and method of sale of the oil, natural gas and NGLs produced and sold from the property. We have no rights or obligations to explore, develop or operate the property and do not incur any of the costs of exploration, development and operation of the property. Oil, natural gas and NGL revenues from our mineral and royalty interests are recognized at the point control of the product is transferred to the purchaser. The price and volumes of certain sales are based on estimates that are sometimes not available until the next period. In such cases, estimated realizations are accrued when the sale is recognized and are finalized when the price and volume is available. Such adjustments to revenue from performance obligations satisfied in previous periods are not significant.

Full Cost Ceiling Impairment

The net capitalized costs of proved oil, natural gas and NGL properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. Estimated future net revenues are calculated as estimated future revenues from oil, natural gas and NGL properties less production taxes, ad valorem taxes and gas marketing expenses. To the extent capitalized costs of evaluated oil, natural gas and NGL properties, net of accumulated depreciation, depletion, amortization, impairment and deferred income taxes exceed the discounted future net revenues of proved oil, natural gas and NGL reserves, less any related income tax effects, the excess capitalized costs are charged to expense. In calculating future net revenues, prices are calculated as the average oil, natural gas and NGL prices during the preceding 12-month period prior to the end of the current reporting period, determined as the unweighted arithmetic average first-day-of-the-month prices for the prior 12-month period and costs used are those as of the end of the reporting period.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2020, we had one counterparty, which is also a lender under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. During the years ended December 31, 2020, 2019 and 2018, our top purchaser accounted for approximately 7.1%, 6.0% and 10%, respectively, of our oil, natural gas and NGL revenues. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of December 31, 2020, we had total borrowings outstanding under our secured revolving credit facility of $171.6 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense of approximately $1.7 million annually, assuming that our indebtedness remained constant throughout the year.

On January 27, 2021, we entered into an interest rate swap with Citi, which fixed the interest rate on $150.0 million of notional, or approximately 87% of our outstanding balance on our secured revolving credit facility, at approximately 3.9% for three years.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on results of operations for the period from January 1, 2018 through December 31, 2020.

Item 8. Financial Statements and Supplementary Data

The Partnership’s consolidated financial statements required by this item are included in this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our General Partner’s management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded our internal controls over financial reporting were effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for the executive officers, directors and director nominees of our General Partner as of December 31, 2020. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board of

Directors. Messrs. R. Ravnaas and D. Ravnaas are father and son, respectively, and Messrs. Fortson and Wynne are father-in-law and son-in-law, respectively.

Name	Age	Position With Our General Partner
Robert D. Ravnaas	63	Chief Executive Officer and Chairman of the Board of Directors
R. Davis Ravnaas	35	President and Chief Financial Officer
Matthew S. Daly	48	Chief Operating Officer
R. Blayne Rhynsburger	34	Controller
Brett G. Taylor	60	Executive Vice Chairman of the Board of Directors
Ben J. Fortson	88	Director
T. Scott Martin	70	Director
Mitch S. Wynne	62	Director
William H. Adams III	62	Independent Director
Craig Stone	57	Independent Director
Erik B. Daugbjerg	51	Independent Director

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

R. Davis Ravnaas. R. Davis Ravnaas was appointed President and Chief Financial Officer of our General Partner in November 2015. Mr. D. Ravnaas co-founded our Predecessor in October 2013, served as Vice President and Chief Financial Officer from November 2013 to October 2015 and served as President and Chief Financial Officer of our Predecessor from October 2015 until our IPO. He has also served as Vice President and Chief Financial Officer of Rivercrest Royalties Holdings II, LLC and/or its predecessor, Rivercrest Royalties II, LLC, since August 2014, and he is a partial owner of certain of the Contributing Parties. From 2010 to 2012, Mr. D. Ravnaas was responsible for sourcing, evaluating and monitoring investments in energy and industrials companies as an associate investment professional with Crestview Partners, a New York based private equity fund with $6.0 billion under management. Mr. D. Ravnaas left Crestview Partners in 2012 to attend the Stanford Graduate School of Business, where he earned his Master in Business Administration in 2014. Mr. D. Ravnaas also has an AB in Economics from Princeton University and a MSc in Finance and Economics from the London School of Economics.

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

Brett G. Taylor. Brett G. Taylor was appointed as Executive Vice Chairman of the Board of Directors in November 2015. Mr. Taylor has over 35 years of experience in the oil and gas industry as a petroleum landman. He began his career at Texas Oil and Gas Corporation from 1982 to 1985. He then spent thirteen years at Fortson Oil Company, where he served as Land Manager and Vice President—Land from 1985 to 1998. In 1998, Mr. Taylor co-founded, with Joe B. Neuhoff, Neuhoff-Taylor Royalty Company and began acquiring producing royalties and minerals. He has also served as President and Chief Executive Officer of various private companies since 1998, and certain of such companies are Contributing Parties. Mr. Taylor has a Bachelor of Business Administration—Petroleum Land Management degree from the University of Texas at Austin and is a member of the American Association of Professional Landmen. Mr. Taylor was selected to serve as a director because of his broad knowledge of land management, oil and gas title, due diligence and related matters.

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

Mitch S. Wynne. Mitch S. Wynne was appointed as a director of our General Partner in November 2015. He has been President and owner of Wynne Petroleum Co. since 1992. Mr. Wynne has been engaged in the oil and gas industry for 37 years. In 2013, he founded MSW Royalties, LLC, a Contributing Party, where he serves as manager. Mr. Wynne served on the board of Inspire Insurance Solutions from 1997 to 2002, Millers Mutual Insurance in 1997 and the All Saints’ Episcopal School from 1994 to 1996. He has also served on the board of the Union Gospel Mission in Fort Worth since 2010. Mr. Wynne has a Bachelor of Arts degree in Political Science from Washington and Lee University. Mr. Wynne was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

Erik Daugbjerg. Erik Daugbjerg was appointed as a director of our General Partner in April 2018. Mr. Daugbjerg has more than 20 years of experience in upstream and midstream energy companies, including founding roles at two oil and gas operators based in the Permian Basin. Prior to Concho Resources, Inc.’s acquisition of RSP Permian, Inc. in July 2018, Mr. Daugbjerg served as the Executive Vice President of Land and Business Development of RSP Permian, Inc., a role to which he was appointed in March 2017. Starting in 2010, Mr. Daugbjerg served in various other roles for RSP Permian, Inc. and its affiliates, including Vice President of Business Development and Vice President of Marketing. Mr. Daugbjerg has a Bachelor in Business Administration degree from Southern Methodist University and is active with several Texas energy industry organizations. Mr. Daugbjerg was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and Rule 10A-3 promulgated under the Exchange Act. The Audit Committee is composed of William H. Adams III, Craig Stone and Erik B. Daugbjerg. The Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approves all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and pre-approves any non-audit services and tax services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the Audit Committee and our management, as necessary.

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

Conflicts and Compensation Committee

In accordance with the terms of our partnership agreement, at least two members of the Board of Directors will serve on our Conflicts and Compensation Committee to review specific matters that may involve conflicts of interest. The Conflicts and Compensation Committee is also responsible for the oversight, and periodic review of, the General Partner’s compensation philosophy and the effectiveness of the various elements of the General Partner’s compensation program. The Conflicts and Compensation Committee is currently composed of William H. Adams III, Craig Stone and Erik B. Daugbjerg. The members of our Conflicts and Compensation Committee cannot be officers or employees of our General Partner or directors, officers or employees of its affiliates or the Contributing Parties and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our Conflicts and Compensation Committee cannot own any interest in our General Partner, its affiliates or the Contributing Parties or any interest in us or our subsidiaries other than common units and awards, if any, under our long-term incentive plan. Our Conflicts and Compensation Committee charter is available on our website at www.kimbellrp.com under “Investor Relations—Corporate Governance.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during fiscal year 2020 all of our directors, executive officers and persons who beneficially own more than 10 percent of a registered class of our equity securities complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

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

Item 11. Executive Compensation and Other Information

Compensation Discussion and Analysis

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act. This Compensation Discussion and Analysis (“CD&A”) describes the rationale and policies with regard to the compensation of our named executive officers (“Named Executive Officers” or “NEOs”) for the year ended December 31, 2020. As an emerging growth company, our NEOs include the Chief Executive Officer and our other two most highly compensated officers. Our Named Executive Officers for the year ended December 31, 2020 include:

Name	Principal Position
Robert D. Ravnaas	Chairman and Chief Executive Officer (“CEO”)
R. Davis Ravnaas	President and Chief Financial Officer (“CFO”)
Matthew S. Daly	Chief Operating Officer (“COO”)

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

The Partnership’s Conflicts and Compensation Committee adopted an annual review process for our executive compensation program. The most recent review of our executive compensation program was conducted in December 2020. This annual review process allows us to adjust our position based on market conditions and our business strategy to provide continual alignment between our compensation philosophy and corporate objectives.

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

Key Components of Our Executive Compensation Program and Compensation Mix

Our executive compensation program is a traditional structure that has been customized to align with our business and organizational objectives. We annually evaluate the various components of our compensation program relative to the competitive market. Our compensation and benefit programs for the years ended December 31, 2019 and 2018 consisted of the following key components, which are described in greater detail below:

●	Base salary;
●	Long-term incentive restricted units;
●	Non-equity incentive plan compensation, consisting of short-term incentive cash bonuses (“STI Bonuses”);
●	Other compensation, consisting of distributions received and stock vesting from the awarded restricted units; and
●	Broad-based retirement, health, and welfare benefits.

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

The table below presents the annual compensation of our Named Executive Officers for the years ended December 31, 2020, 2019 and 2018.

				Non-Equity
			Long-Term	Incentive Plan	Other
Name	Year	Salary	Restricted Units (1)(2)	Compensation (1)(3)	Compensation (4)	Total
Robert D. Ravnaas	2020	$575,000	$2,186,663	$790,625	$245,890	$3,798,178
Chairman and CEO	2019	$575,000	$2,372,081	$790,625	$371,072	$4,108,778
	2018	$300,000	$4,221,724	$300,000	$303,048	$5,124,772

R. Davis Ravnaas	2020	$550,000	$1,692,900	$756,250	$184,881	$3,184,031
President and CFO	2019	$550,000	$1,836,450	$756,250	$266,992	$3,409,692
	2018	$275,000	$2,826,549	$275,000	$104,145	$3,480,694

Matthew S. Daly	2020	$450,000	$1,199,138	$618,750	$125,079	$2,392,967
COO	2019	$450,000	$1,300,819	$618,750	$161,183	$2,530,752
	2018	$250,000	$1,652,896	$220,000	$26,720	$2,149,616
(1)	Beginning in 2019, NEOs received their long-term incentive restricted units and STI Bonus in the first quarter of the following year, subsequent to year-end results.
(2)	Amounts for 2020 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 25, 2021 grant date at $10.26 per common unit. Amounts for 2019 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 28, 2020 grant date at $11.13 per common unit. Amounts for 2018 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the January 29, 2018 grant date and the December 7, 2018 grant date at $19.10 and $17.43, respectively, per common unit. The January 29, 2018 grant reflects restricted units granted in connection with the 2017 year end, whereas the December 7, 2018 grants reflect restricted units granted in connection with the 2018 year end.
(3)	Our non-equity incentive plan compensation consists of the STI Bonus for our respective NEOs.
(4)	Amounts reflected in other compensation are presented in the table below:

		Management	Distributions
		Services	on Long-Term	401(k) Matching	Total Other
Name	Year	Agreement (i)	Restricted Units	Contributions	Compensation
Robert D. Ravnaas	2020	$—	$231,640	$14,250	$245,890
	2019	$—	$357,072	$14,000	$371,072
	2018	$130,000	$163,048	$10,000	$303,048

R. Davis Ravnaas	2020	$—	$170,631	$14,250	$184,881
	2019	$—	$252,992	$14,000	$266,992
	2018	$—	$94,812	$9,333	$104,145

Matthew S. Daly	2020	$—	$110,829	$14,250	$125,079
	2019	$—	$147,183	$14,000	$161,183
	2018	$—	$18,797	$7,923	$26,720

(i) Amounts reflect Mr. Ravnaas’ compensation as part of the service agreement with Steward Royalties, LLC (“Steward Royalties”). See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.”

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

Long-Term Incentive Awards

The Board of Directors granted awards under the LTIP to our NEOs on February 28, 2020 consisting of 495,000 restricted units of the Partnership. In connection with the guidelines developed following the benchmark process with Pearl Meyer, as discussed above, management determined no annual long-term incentive awards would be granted to our executive officers in 2019. Beginning in 2020, and continuing in subsequent years, long-term incentive awards have quantitative measures directly linked to the desired financial and operational goals and will be granted once annually in the first quarter of each year, subsequent to year-end results. The Board of Directors granted awards under the LTIP to our NEOs on January 29, 2018 and December 7, 2018 consisting of 127,035 and 360,000, respectively, restricted units.

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

The following table reflects information regarding outstanding unvested restricted units held by our NEOs as of December 31, 2020.

	Unit Awards
	Number of	Market Value of
	Restricted Units that	Restricted Units that
Name	have not vested (1)	have not vested (2)
Robert D. Ravnaas	291,319	$2,304,333
R. Davis Ravnaas	217,825	$1,722,996
Matthew S. Daly	148,198	$1,172,246
(1)	The NEO’s outstanding restricted units will generally vest in accordance with the schedule set forth above under “Long-Term Incentive Awards” so long as the NEO remains employed by the Partnership or one of its affiliates through such dates.
(2)	Reflects the market value of our common units computed based on the closing price, $7.91, of our common units on December 31, 2020.

Non-Equity Incentive Plan Compensation

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

For the years ended December 31, 2020 and 2019, respectively, after considering the factors described above and management’s recommendations, the Conflicts and Compensation Committee determined that the bonuses for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be set at amounts equal to 137.5% of their annual target bonus amounts. For the year ended December 31, 2018, after considering the factors described above and management’s recommendations, the Conflicts and Compensation Committee determined that the bonuses for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be set at amounts equal to 100% of their annual target bonus amounts. This is reflected in the Conflicts and Compensation Committee’s and management’s assessment that overall company performance and discretionary factors justified payment of such bonus to each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly based on their and the Partnership’s performance during the fiscal year. Specifically, the Conflicts and Compensation Committee set the amount of Mr. Robert D. Ravnaas’ bonus after considering the quality of his individual performance in managing the overall operations and resources of the Partnership, the amount of Mr. R. Davis Ravnaas’ bonus after considering the quality of his individual performance in running the partnership-wide finance function and the amount of Mr. Matthew S. Daly’s bonus after considering the quality of his individual performance in running the ongoing business operations as well as the performance of the Partnership.

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

Long-Term Incentive Plan

In order to incentivize our management and directors to continue to grow our business, the Board of Directors adopted a LTIP for employees, officers, consultants and directors of our General Partner, Kimbell Operating and their respective affiliates, who perform services for us. Our General Partner implemented the LTIP prior to the completion of our IPO to provide maximum flexibility with respect to the design of compensatory arrangements for individuals providing services to us. We filed a registration statement on Form S-8 on May 12, 2017 for units issued pursuant to the LTIP.

The description set forth below is a summary of the material features of the LTIP. This summary, however, does not purport to be a complete description of all the provisions of the LTIP. This summary is qualified in its entirety by reference to the LTIP, which has been filed as an exhibit to a Form 8-K we filed on May 11, 2017.

The purpose of the LTIP is to provide a means to attract and retain individuals who are essential to our growth and profitability and to encourage them to devote their best efforts to advancing our business by affording such individuals a means to acquire ownership and, consistent with stock price performance accumulate capital as a retentive force. Also, our objectives for participants is to have them build up and retain ownership of our equity interests.

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

Director Compensation

Officers or employees of the Partnership who also serve as directors of our General Partner will not receive additional compensation for such service. Each director of our General Partner who is not employed by Kimbell Operating or engaged by Kimbell Operating through a management services agreement (a “non-employee director”) receives the following cash compensation:

●	(i) for a non-independent director, an annual base retainer fee of $60,000 per year or (ii) for an independent director, an annual base retainer fee of $80,000 per year, and
●	an additional retainer of $15,000 per year for an independent director who serves as a member of the Audit Committee or the Conflicts and Compensation Committee.

In addition to cash compensation, our non-employee directors receive annual equity-based compensation under the LTIP. Our non-employee directors were granted awards under the LTIP on February 28, 2020 consisting of 117,082 restricted units. No long-term incentive awards were granted to our non-employee directors in 2019. Beginning in 2020, and continuing in subsequent years, long-term incentive awards are, and will be, granted once annually in the first quarter of each year.

All retainers are paid in cash on a quarterly basis in arrears. Our non-employee directors do not receive any meeting fees, but each director is reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board of Directors or its committees.

The following table provides information concerning the compensation of our directors who are not NEOs for the year ended December 31, 2020.

			All Other
Name	Fees Earned	Unit Awards (6)	Compensation	Total
William H. Adams III (1)	$95,000	$105,688	$—	$200,688
Erik Daugbjerg (1)	$95,000	$105,688	$—	$200,688
Ben J. Fortson (2)	$—	$453,800	$—	$453,800
T. Scott Martin (3)	$60,000	$77,875	$—	$137,875
Craig Stone (1)	$95,000	$105,688	$—	$200,688
Brett G. Taylor (4)	$—	$1,647,846	$250,000	$1,897,846
Mitch S. Wynne (5)	$—	$453,800	$120,000	$573,800
(1)	Mr. Adams’, Mr. Daugbjerg’s and Mr. Stone’s Fees Earned include the annual cash retainer fee and committee member fees for each non-employee director, as more fully explained above. Mr. Adams, Mr. Daugbjerg and Mr. Stone each have 14,158 unvested restricted units outstanding as of December 31, 2020.
(2)	Mr. Fortson has 67,984 unvested restricted units outstanding as of December 31, 2020.
(3)	Mr. Martin’s Fees Earned includes the annual cash retainer fee for each non-employee director, as more fully explained above. Mr. Martin has 10,527 unvested restricted units outstanding as of December 31, 2020.
(4)	Mr. Taylor’s All Other Compensation consists of his salary earned as an employee of Kimbell Operating. Mr. Taylor has 206,354 unvested restricted units outstanding as of December 31, 2020.
(5)	Mr. Wynne’s All Other Compensation consists of payments made to K3 Royalties, LLC (“K3 Royalties”) as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Wynne has 67,984 unvested restricted units outstanding as of December 31, 2020.
(6)	Amounts reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 28, 2020 grant date at $11.13 per common unit.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding the beneficial ownership of our common units and Class B units as of February 19, 2021 by:

●	each unitholder known by us to beneficially hold 5% or more of our common units;
●	each of our General Partner’s directors and executive officers; and
●	all of our General Partner’s directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address for each beneficial owner listed below is 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.

				Percentage of
			Common Units	Common Units
	Common	Class B	Beneficially	Beneficially
Name of Beneficial Owner	Units	Units	Owned (1)	Owned (1)
Kimbell Art Foundation (2)	—	5,135,020	5,135,020	8.6%
EIGF Aggregator III LLC (3)	3,897,483	—	3,897,483	6.5%
PEP II Holdings, LLC (4)(6)	—	3,318,200	3,318,200	5.6%
PEP III Holdings, LLC (5)(7)	—	5,358,000	5,358,000	9.0%
Directors and Officers
Robert D. Ravnaas (8)	728,230	263,380	991,610	1.7%
R. Davis Ravnaas (9)	357,668	263,380	621,048	1.0%
Matthew S. Daly (10)	240,704	—	240,704	*	%
Blayne Rhynsburger (11)	31,145	—	31,145	*	%
Brett G. Taylor (12)	564,265	—	564,265	*	%
Ben J. Fortson (13)	203,092	5,135,020	5,338,112	8.9%
Mitch S. Wynne (14)	211,251	—	211,251	*	%
T. Scott Martin (15)	39,252	263,380	302,632	*	%
William H. Adams III (16)	50,654	—	50,654	*	%
Craig Stone	25,382	—	25,382	*	%
Erik B. Daugbjerg	38,978	—	38,978	*	%
All directors and executive officers as a group (11 persons)	2,490,621	5,925,160	8,415,781	14.1%
*	Less than 1%
(1)	Assumes the full exchange of all outstanding OpCo common units and Class B units for common units.
(2)	The principal business address of the Kimbell Art Foundation is 301 Commerce Street, Suite 2300, Fort Worth, Texas 76102. Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Mr. Fortson was delegated authority to manage the investment assets of the Kimbell Art Foundation and, therefore, may be deemed to have voting or investment power over the securities owned by the Kimbell Art Foundation. Mr. Fortson disclaims beneficial ownership of such securities.
(3)	EIGF Aggregator LLC (“EIGF Aggregator”) is the managing member of EIGF Aggregator III. KKR Energy Income and Growth Fund I L.P. (“KKR Energy Income”) is the managing member of EIGF Aggregator. KKR Associates

EIGF L.P. (“KKR Associates”) is the general partner of KKR Energy Income. KKR Energy Income and Growth Fund I-TE L.P. (“KKR Energy Income TE”) is the sole member of TE Drilling Aggregator LLC (“TE Drilling Aggregator”), and KKR Associates EIGF TE L.P. (“KKR Associates TE”) is the general partner of KKR Energy Income TE. KKR EIGF LLC (“KKR EIGF”) is the general partner of KKR Associates and the general partner of KKR Associates TE. KKR Upstream Associates LLC (“KKR Upstream Associates”) is the sole member of KKR EIGF. KKR Group Partnership L.P. (“KKR Group Partnership”) and KKR Upstream LLC (“KKR Upstream”) are the members of KKR Upstream Associates. KKR Group Partnership is the sole member of KKR Upstream. KKR Group Holdings Corp. (“KKR Group Holdings”) is the general partner of KKR Group Partnership. KKR & Co. Inc. (“KKR & Co.”) is the sole shareholder of KKR Group Holdings. KKR Management LLP (“KKR Management”) is the Class B shareholder of KKR & Co. Messrs. Kravis and Roberts are the founding partners of KKR Management. As such, each of the above may be deemed the beneficial owners having shared voting and investment power with respect to all or a portion of the securities held by EIGF Aggregator III and TE Drilling Aggregator. The principal business address of each of the entities and persons identified in this paragraph, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019. The principal business address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(4)	EnCap Partners GP, LLC, a Delaware limited liability company (“EnCap Partners GP”), is the sole general partner of EnCap Partners, LP, a Delaware limited partnership, which is the managing member of EnCap Investments Holdings, LLC, a Delaware limited liability company, which is the sole member of EnCap Investments GP, L.L.C., a Delaware limited liability company, which is the general partner of EnCap Investments L.P., a Delaware limited partnership, which is the general partner of EnCap Equity Fund VI GP, L.P., a Texas limited partnership (“EnCap Fund VI GP”), EnCap Equity Fund VII GP, L.P., a Texas limited partnership, and EnCap Equity Fund VIII GP, L.P., a Texas limited partnership, which are the general partners of EnCap Energy Capital Fund VI, L.P., a Texas limited partnership (“EnCap Fund VI”), EnCap Energy Capital Fund VII, L.P., a Texas limited partnership (“EnCap Fund VII”), and EnCap Energy Capital Fund VIII, L.P., a Texas limited partnership (“EnCap Fund VIII”), respectively. Additionally, EnCap Fund VI GP is the general partner of EnCap Energy Capital Fund VI-B, L.P., a Texas limited partnership, which is the sole member of EnCap VI-B Acquisitions GP, LLC, a Delaware limited liability company, which is the general partner of EnCap VI-B Acquisitions, L.P., a Texas limited partnership (“EnCap VI-B”). The securities reported above as beneficially owned by the Phillips Sellers may be distributed by the Phillips Sellers to each of their members in accordance with the terms of their respective limited liability company agreements. The principal business address of the Phillips Sellers and each of the entities identified in this paragraph is 1100 Louisiana Street, Suite 4900, Houston, Texas 77002.
(5)	EnCap Fund VI and EnCap VI B are the managing members of Phillips I. Therefore, EnCap Partners GP, EnCap Fund VI and EnCap VI B may be deemed to beneficially own all of the reported securities that are deemed to be beneficially owned by Phillips I. Each of EnCap Partners GP, EnCap Fund VI and EnCap VI B disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein, and this statement shall not be deemed an admission that it is the beneficial owner of the reported securities for the purposes of Section 13(d) of the Exchange Act or any other purpose.
(6)	EnCap Fund VII is the managing member of Phillips II. Therefore, EnCap Partners GP and EnCap Fund VII may be deemed to beneficially own all of the reported securities that are deemed to be beneficially owned by Phillips II. Each of EnCap Partners GP and EnCap Fund VII disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein, and this statement shall not be deemed an admission that it is the beneficial owner of the reported securities for the purposes of Section 13(d) of the Exchange Act or any other purpose. 42,081 OpCo common units and an equivalent number of Class B units are held in escrow pending the outcome of ongoing litigation involving certain of the Acquired Phillips Subsidiaries.
(7)	EnCap Fund VIII is the managing member of Phillips III. Therefore, EnCap Partners GP and EnCap Fund VIII may be deemed to beneficially own all of the reported securities that are deemed to be beneficially owned by Phillips III. Each of EnCap Partners GP and EnCap Fund VIII disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein, and this statement shall not be deemed an admission that it is the beneficial owner of the reported securities for the purposes of Section 13(d) of the Exchange Act or any other purpose.

(8)	Robert D. Ravnaas is a partner or member in certain entities that directly or indirectly hold, in the aggregate, approximately 134,264 common units and 3,076,559 Class B units. Mr. R. Ravnaas may be deemed to have voting or investment power with respect to 114,264 common units and 263,380 Class B units held by such entities. Mr. R. Ravnaas has a pecuniary interest in an aggregate of approximately 150,666 common units and 15,110 Class B units based on his ownership interest in such entities, and Mr. R. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(9)	R. Davis Ravnaas is a partner or member in certain entities that hold, directly or indirectly, in the aggregate, approximately 34,243 common units and 3,076,559 Class B units. Mr. D. Ravnaas may be deemed to have voting or investment power with respect to 263,380 Class B units held by such entities. Mr. D. Ravnaas has a pecuniary interest in an aggregate of approximately 34,243 common units and 15,110 Class B units based on his ownership interest in such entities, and Mr. D. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(10)	Matthew Daly is a member of Rivercrest Capital Investors LP, a member of Rivercrest Capital Partners LP (the “Fund”), which holds 2,813,179 Class B units. Mr. Daly does not have voting or investment power with respect to the Class B units held by the Fund. Mr. Daly has a pecuniary interest in approximately 3,376 Class B units owned by the Fund based on his ownership interest in the Fund, and Mr. Daly disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.
(11)	Blayne Rhynsburger is a member of Rivercrest Capital Investors LP, a member of the Fund, which holds 2,813,179 Class B units. Mr. Rhynsburger does not have voting or investment power with respect to the Class B units held by the Fund. Mr. Rhynsburger has a pecuniary interest in approximately 563 Class B units owned by the Fund based on his ownership interest in the Fund, and Mr. Rhynsburger disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.
(12)	Brett G. Taylor is a partner in, member of or sole trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 185,689 common units, and Mr. Taylor may be deemed to have voting or investment power with respect to such common units. Mr. Taylor has a pecuniary interest in an aggregate of approximately 150,505 common units based on his ownership interest in such entities, and Mr. Taylor disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(13)	Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Mr. Fortson was delegated authority to manage the investment assets of the Kimbell Art Foundation and, therefore, may be deemed to have voting or investment power over 5,135,020 Class B units owned by the Kimbell Art Foundation. Furthermore, Mr. Fortson is a member, sole shareholder or trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 63,082 common units, and Mr. Fortson may be deemed to have voting or investment power with respect to such common units. Mr. Fortson has a pecuniary interest in an aggregate of approximately 38,082 common units based on his ownership interest in such entities, and Mr. Fortson disclaims beneficial ownership of all of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(14)	Mitch S. Wynne is a member of or trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 77,455 common units, and Mr. Wynne may be deemed to have voting or investment power with respect to all of such common units. Mr. Wynne has a pecuniary interest in an aggregate of approximately 40,539 common units based on his ownership interest in such entities, and Mr. Wynne disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein. 27,539 common units owned by a trust for which Mr. Wynne serves as trustee are subject to a negative pledge under a loan agreement with a bank.
(15)	T. Scott Martin is a member in certain entities that directly or indirectly hold, in the aggregate, approximately 12,100 common units and 3,076,559 Class B units. Mr. Martin has voting or investment power with respect to 12,100 common units and 263,380 Class B units held by such entities. Mr. Martin has a pecuniary interest in approximately 12,100 common units and 15,110 Class B units based on his ownership interest in such entities, and Mr. Martin disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(16)	Bill Adams has pledged approximately 36,496 common units as collateral for a margin account with a bank.

In July 2018, in connection with the closing of the Haymaker Acquisition, we completed the private placement of 110,000 Series A preferred units to certain affiliates of Apollo Global Management, LLC (the “Series A Purchasers”). On February 12, 2020, we completed the redemption of 55,000 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The below table sets forth the beneficial ownership of our Series A preferred units as of February 19, 2021 by each unitholder known by us to beneficially hold 5% or more of our Series A preferred units. The Series A Purchasers collectively hold all of the Series A preferred units.

	Series A	Percentage of
	Preferred Units	Series A
	Beneficially	Preferred Units
Name of Beneficial Owner (1)	Owned	Owned
AHVF Intermediate Holdings, L.P.	30,140	54.8%
AP KRP Credit Intermediate, LLC	6,655	12.1%
ATCF SPV, LLC	6,655	12.1%
(1)

The address for each beneficial owner in this table is 9 West 57th Street, 37th Floor, New York, New York 10019. We have been advised that Joseph D. Glatt, as vice president of one or more affiliates and/or funds or separate accounts managed by Apollo Credit Management, LLC and/or its affiliates, has the power to vote or dispose of the securities.

The below table sets forth the beneficial ownership of the equity interests in our General Partner as of February 19, 2021:

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

Equity Compensation Plan Information

On February 3, 2017, the Board of Directors adopted the LTIP. On September 23, 2018, the General Partner entered into the First Amendment to the LTIP (the “LTIP Amendment”), which increased the number of common units eligible for issuance under the LTIP by 2,500,000 common units for a total of 4,541,600 common units. The following table provides certain information with respect to this plan as of December 31, 2020:

Number of
	Securities to be	Weighted	Number of Securities
	Issued Upon	-Average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants	Warrants and	Securities Reflected in
	and Rights(1)	Rights(2)	Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	—	2,366,456
Equity compensation plans not approved by unitholders	—	—	—
Total	—	—	2,366,456
(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 4,541,600 units of which, 2,175,144 restricted and common units have been granted. Because these awards have already resulted in the issuance of common units (whether or not restricted), they are not included in column (a).

Director Independence

Because we are a publicly traded partnership, the NYSE does not require our Board of Directors to have a majority of independent directors. For a discussion of the independence of our Board of Directors, please read “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

As of February 19, 2021, Kimbell Holdings owns 30,000 common units, representing 0.05% of our limited partner interests outstanding. In addition, Kimbell Holdings owns a 100.0% membership interest in the General Partner, which owns a non-economic general partner interest in us. Messrs. R. Ravnaas and Taylor each own a 33.33% interest in Kimbell Holdings, and Messrs. Wynne and Fortson each own a 16.67% interest in Kimbell Holdings. Kimbell Holdings and each of the Sponsors may be deemed to be a “parent” by virtue of their control over the General Partner. Please read “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for more information relating to each Sponsor’s beneficial ownership in us and the General Partner.

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

Dropdown Registration Rights Agreement

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

Springbok Registration Rights Agreement

In connection with the closing of the Springbok Acquisition, on April 17, 2020, we entered into a Registration Rights Agreement (the “Springbok Registration Rights Agreement”) with the Springbok Sellers.

Pursuant to the terms of the Springbok Registration Rights Agreement, we are obligated to, among other things, prepare a shelf registration statement or an amendment to our existing shelf registration statement, in either event, with respect to the resale of our common units issued or issuable upon the exchange of the OpCo common units and a corresponding number of Class B units issued in connection with the Springbok Acquisition.

On May 15, 2020, we filed a registration statement on Form S-3 (the “Springbok Form S-3”) to satisfy, in part, certain rights and obligations under the Springbok Registration Rights Agreement. The Springbok Form S-3 was subsequently declared effective by the SEC on May 29, 2020.

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

Contribution Agreement

In connection with our IPO, we entered into a contribution agreement with our Sponsors and the Contributing Parties that effected the transfer of the mineral and royalty interests owned by the Contributing Parties to us and the use of the net proceeds of our IPO, and also addressed the following matters:

●	our option to participate in certain acquisitions by the Contributing Parties of mineral and royalty interests;
●	our Sponsors’ and the Contributing Parties’ registration rights with respect to the registration and sale of common units held by them or their affiliates; and
●	the Contributing Parties’ obligation to indemnify us for certain limited matters associated with the mineral and royalty interests and associated entities, and our obligation to indemnify the Contributing Parties for certain limited matters related to the mineral and royalty interests and associated entities to the extent they are not required to indemnify us.

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

Management Services Agreements

Management Services Agreement with Kimbell Operating

We have entered into a management services agreement with Kimbell Operating, pursuant to which Kimbell Operating provides management, administrative, operational and acquisition services to us, including via the services agreements with the Sponsor Managers and the Non-Sponsor Managers (each as defined below). The management services agreement with Kimbell Operating is under terms and conditions similar to those described below in “—Services Agreements with Our Sponsors” and “—Other Services Agreements,” except that neither party to the agreement may terminate unless all of the services agreements with the Sponsor Managers and the Non-Sponsor Managers have terminated. During the years ended December 31, 2020, 2019 and 2018, we paid to Kimbell Operating services fees equal to $0.9 million, $1.5 million and $1.7 million, respectively, which amounts represent an estimated allocation of all projected costs to be incurred by Kimbell Operating in providing such services to us for the respective year, including pursuant to the services agreements with the Sponsor Managers and the Non-Sponsor Managers.

Services Agreements with Our Sponsors

Services. Kimbell Operating currently has services agreements with BJF Royalties, LLC (“BJF Royalties”) and K3 Royalties (collectively, the “Sponsor Managers”), which are entities controlled by Messrs. Fortson and Wynne, respectively. Pursuant to these agreements, the Sponsor Managers provide management, administrative and operational services to Kimbell Operating. In addition, the Sponsor Managers or their affiliates provide acquisition services to us, including identifying, evaluating and recommending to us acquisition opportunities and any related negotiating of such opportunities. The services to be provided by each Sponsor Manager are as set forth below:

●	BJF Royalties: For all of our assets and the assets of our affiliates, BJF Royalties assists in sourcing, evaluating and recommending acquisitions, and assisting with business development opportunities related to potential acquisitions and other strategic transactions.
●	K3 Royalties: For all of our assets and the assets of our affiliates, K3 Royalties assists in sourcing, evaluating and recommending acquisitions, and assists with business development, investor and public relations and relationship management with our sponsors, past and future sellers of mineral assets and the Kimbell Art Foundation.

The Sponsor Managers have the exclusive right to provide the acquisition services listed above in connection with acquisitions by us, as well as the exclusive right to provide any additional management services reasonably required with respect to properties newly acquired by us.

Kimbell Operating previously had services agreements with Steward Royalties and Taylor Companies Mineral Management, LLC (“Taylor Companies”). Effective as of December 31, 2019, Kimbell Operating and each of Steward Royalties and Taylor Companies entered into agreements to terminate the services agreements of such service providers. The individuals who previously provided services pursuant to the Steward Royalties and Taylor Companies services agreements have been hired as employees of Kimbell Operating and will continue to provide the same services to us through the management services agreement between us and Kimbell Operating, and no monthly services fee will be paid to Steward Royalties or Taylor Companies following the termination of such services agreements. The services that were provided by each Steward Royalties and Taylor Companies are as set forth below:

●	Steward Royalties: For all of our assets and the assets of our affiliates, Steward Royalties assists in sourcing, evaluating (including providing pricing guidance, reservoir engineering analysis, and geological work), and negotiating acquisition opportunities for us; and provides ongoing petroleum engineering services.
●	Taylor Companies:
●	Taylor Companies assists in sourcing, evaluating (including directing all land and legal due diligence) and negotiating acquisition opportunities for us; assists in notifying and providing recorded transfer documents for newly acquired properties; assists in retaining outside legal counsel and landmen in connection with acquisition opportunities; maintains land and legal records with respect to newly acquired properties; and performs certain additional services with respect to newly acquired properties.
●	In addition, with respect to certain of our subsidiaries and assets, Taylor Companies provides management services including: negotiating and executing leases, right of way agreements, pooling orders and similar agreements and orders; providing certain recordkeeping services; resolving title issues; receiving and disbursing royalty and other payments; and providing certain additional accounting, title, human resources, regulatory compliance and other services.

Service Fees and Reimbursement. Under the services agreements, Kimbell Operating paid to K3 Royalties a monthly services fee of $10,000 for the year ended December 31, 2020. Under the services agreements, Kimbell Operating paid to Taylor Companies and K3 Royalties a monthly services fee of approximately $43,900 and $10,000, respectively, for the year ended December 31, 2019. Kimbell Operating paid to Steward Royalties, Taylor Companies and K3 Royalties a monthly services fee of approximately $10,800, $43,900 and $10,000, respectively, for the year ended December 31, 2018. These amounts represent an estimated allocation of all projected costs to be incurred by such Sponsor Manager in providing services to Kimbell Operating for the respective year. Upon the approval of the Board of Directors, Kimbell Operating will pay a monthly services fee of $10,000 to K3 Royalties, for the period from January 1, 2021 through December 31, 2021. In addition, BJF Royalties will continue to not receive a monthly services fee in connection with providing its services.

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

Term and Termination. The initial term of the services agreement with the Sponsor Managers is five years, after which date they will continue on a year-to-year basis unless terminated by Kimbell Operating or by the applicable Sponsor Manager upon 90 days’ notice, except as otherwise stated below:

●	The applicable Sponsor Manager may terminate its services agreement, or the provision of any service thereunder, upon at least 180 days’ notice to Kimbell Operating.
●	The applicable Sponsor Manager may terminate its services agreement upon a default by Kimbell Operating, which includes (i) Kimbell Operating’s failure to perform any of its material obligations under the agreement, where such default continues unremedied for a period of 15 days after notice thereof, and (ii) the occurrence of certain events relating to the bankruptcy or insolvency of Kimbell Operating.
●	Kimbell Operating may terminate a services agreement upon a default by the applicable Sponsor Manager, upon 15 days’ notice to such Sponsor Manager. A Sponsor Manager is in default upon the occurrence of any gross negligence or willful misconduct of such Sponsor Manager in performing services under its services agreement, which results in material harm to us and our affiliates, including Kimbell Operating (the “Partnership Service Group”).
●	Kimbell Operating or the Sponsor Manager may terminate the applicable services agreement if, at any time, the Sponsors or their affiliates no longer control our General Partner, upon at least 90 days’ notice to the other party.

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

Other Services Agreements

Management Services. Kimbell Operating has services agreements with Nail Bay Royalties and Duncan Management (collectively, the “Non-Sponsor Managers”), which are entities controlled by Benny D. Duncan, who served on the Board of Directors during the year ended December 31, 2017 and a portion of the year ended December 31, 2018. Pursuant to these agreements, the Non-Sponsor Managers provide management, administrative and operational services to Kimbell Operating. These services include, with respect to the serviced properties: negotiating and executing leases, right of way agreements, pooling orders and similar agreements and orders; providing certain recordkeeping services; resolving title issues; collecting and disbursing payments and rendering related accounting and bookkeeping services; monitoring drilling and production activities; assisting in preparing certain federal and state tax forms; and providing certain additional accounting, title, human resources, regulatory compliance and other services.

Service Fees and Reimbursement. Under the services agreements with the Non-Sponsor Managers, Kimbell Operating paid to Nail Bay Royalties a monthly services fee of approximately $22,018, $27,306 and $29,736 for the years ended December 31, 2020, 2019 and 2018, respectively. Kimbell Operating paid to Duncan Management a monthly services fee of approximately $46,788, $41,525 and $43,500 for the years ended December 31, 2020, 2019 and 2018, respectively. In accordance with the amended services agreements, Kimbell Operating will pay to Nail Bay Royalties and Duncan Management a monthly services fee of approximately $25,110 and $45,707, respectively, for the period from January 1, 2021 to December 31, 2021 upon the approval of the Board of Directors. These amounts represent an estimated allocation of all projected costs to be incurred by such Non-Sponsor Manager in providing services to Kimbell Operating for the respective year. Subject to the approval of the Board of Directors, the monthly services fee will be adjusted

(i) annually, (ii) in the event of any sale of serviced properties or (iii) in the event of the provision of any additional services by the Non-Sponsor Manager. In addition, Kimbell Operating is required to reimburse each Non-Sponsor Manager for all other reasonable costs and expenses (including, but not limited to, third-party expenses and expenditures) that such Non-Sponsor Manager incurs on behalf of Kimbell Operating in providing services. If Kimbell Operating terminates a services agreement for any reason other than the Non-Sponsor Manager’s default (as described below), then Kimbell Operating will also reimburse the applicable Non-Sponsor Manager for its reasonable costs and expenses incurred in connection with such termination.

Term and Termination. The initial term of the services agreements with the Non-Sponsor Managers is be five years, after which date they will continue on a year-to-year basis unless terminated by us or by the applicable Non-Sponsor Manager upon 90 days’ notice, except as otherwise stated below:

●	The applicable Non-Sponsor Manager may terminate its services agreement, or the provision of any service thereunder, upon at least 180 days’ notice to Kimbell Operating.
●	The applicable Non-Sponsor Manager may terminate its services agreement upon a default by Kimbell Operating, which includes (i) Kimbell Operating’s failure to perform any of its material obligations under the agreement, where such default continues unremedied for a period of 15 days after notice thereof, and (ii) the occurrence of certain events relating to the bankruptcy or insolvency of Kimbell Operating.
●	Kimbell Operating may terminate a services agreement upon a default by the applicable Non-Sponsor Manager, upon 15 days’ notice to such Non-Sponsor Manager. A Non-Sponsor Manager is in default upon the occurrence of any gross negligence or willful misconduct of such Sponsor Manager in performing services under its services agreement, which results in material harm to any member of the Partnership Service Group.
●	Kimbell Operating or the Non-Sponsor Manager may terminate the applicable services agreement upon the sale of all or substantially all of the properties serviced thereunder, upon at least 90 days’ notice to the other party.

Kimbell Operating’s only remedy for a Non-Sponsor Manager’s default under its services agreement is the termination of the applicable agreement as described in the third bullet point above.

Indemnification. Under the services agreements with the Non-Sponsor Managers, Kimbell Operating agreed to indemnify each Non-Sponsor Manager, its affiliates and any of their respective employees, officers, directors and agents from and against all liability, demands, claims, actions or causes of action, assessments, losses, damages, costs and expenses (including legal fees) resulting from or arising out of (i) any material breach by Kimbell Operating of the applicable services agreement or (ii) the personal injury, death, property damage or liability of any member of the Partnership Service Group, any third party or any of their respective employees, officers, directors and agents arising from, connected with or under the applicable services agreement. The Non-Sponsor Managers do not have corresponding indemnification obligations with respect to Kimbell Operating.

Limited Liability Company Agreement of Kimbell Holdings

Our Sponsors have entered into the limited liability company agreement of Kimbell Holdings. Kimbell Holdings is the sole member of our General Partner. Pursuant to Kimbell Holdings’ limited liability company agreement, for so long as Messrs. Fortson, R. Ravnaas, Taylor and Wynne (or their designated successors) serve as directors of Kimbell Holdings, such persons will also serve as directors of our General Partner.

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

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $20,160 for the year ended December 31, 2020 and approximately $18,900 for the years ended December 31, 2019 and 2018 for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $440,160, $350,000 and $320,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Item 14. Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by Grant Thornton LLP. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2020, 2019 and 2018 were approved by the Audit Committee. The following table sets forth audit and non-audit fees we have paid to Grant Thornton LLP for the periods indicated (in thousands).

	Year Ended December 31,
	2020	2019	2018
Audit Fees (1)	$691,569	$543,439	$514,181
Audit-Related Fees (2)	—	—	69,765
Tax Fees (3)	—	—	—
All Other Fees (4)	—	—	—
Total	$691,569	$543,439	$583,946

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

2.6††	—

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

4.2	—

Registration Rights Agreement, dated as of April 17, 2020, by and among Kimbell Royalty Partners, LP, Silver Spur Resources, LLC, SEP I Holdings, LLC, Springbok Energy Partners II Holdings, LLC (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on April 20, 2020)

4.3	—	Description of Common Units Representing Limited Partnership Interests (incorporated by reference to Exhibit 4.2 to Kimbell Royalty Partners, LP’s Form 10-K filed on February 28, 2020)
10.1†	—	Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on February 7, 2017)
10.2†	—

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

10.11*††	—

Amendment No. 2 to Credit Agreement, dated as of December 8, 2020, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A, as administrative agent

10.12†	—

Management Services Agreement, dated February 8, 2017, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on February 14, 2017)

10.13†	—

Amendment No. 1 to Management Services Agreement, dated December 10, 2018, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.10 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 12, 2019)

10.14†	—

Amendment No. 2 to Management Services Agreement, dated December 16, 2019, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.13 to Kimbell Royalty Partners, LP’s Form 10-K filed on February 28, 2020)

10.15†	—

Management Services Agreement, dated February 8, 2017, by and between BJF Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on February 14, 2017)

10.16†	—

Management Services Agreement, dated February 8, 2017, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.4 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on February 14, 2017)

10.17†	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.11 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2018)

10.18†	—

Amendment No. 2 to Management Services Agreement, dated December 10, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.17 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 12, 2019)

10.19†	—

Amendment No. 3 to Management Services Agreement, dated December 16, 2019, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.18 to Kimbell Royalty Partners, LP’s Form 10-K filed on February 28, 2020)

10.20	—

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

10.21	—

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

10.22	—

First Amendment to the Securities Purchase Agreements, dated as of July 11, 2018, by and among Haymaker Resources, LP, Haymaker Minerals & Royalties, LLC, Haymaker Services, LLC and Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 10.9 to Kimbell Royalty Partners, LP’s Quarterly Report on Form 10-Q filed on August 10, 2018)

10.23	—

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

10.24††	—

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

10.26††	—

First Amendment to Securities Purchase Agreement, dated as of April 17, 2020, among NGP XI Mineral Holdings, LLC, Springbok Investment Management, LP, SEP I Holdings, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.3 to Kimbell Royalty Partners, LP’s Current Report on Form 10-Q filed on May 7, 2020)

21.1*	—	List of Subsidiaries of Kimbell Royalty Partners, LP
23.1*	—	Consent of Grant Thornton LLP
23.2*	—	Consent of Ryder Scott Company, L.P.

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350
99.1*	—	Report of Ryder Scott Company, L.P. as of December 31, 2020
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: February 25, 2021	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Ravnaas	Chairman of the Board of Directors and Chief
Robert D. Ravnaas	Executive Officer (Principal Executive Officer)	February 25, 2021

/s/ R. Davis Ravnaas	President and Chief Financial Officer (Principal
R. Davis Ravnaas	Financial Officer)	February 25, 2021

/s/ R. Blayne Rhynsburger
R. Blayne Rhynsburger	Controller (Principal Accounting Officer)	February 25, 2021

/s/ William H. Adams III
William H. Adams III	Director	February 25, 2021

/s/ Erik B. Daugbjerg
Erik B. Daugbjerg	Director	February 25, 2021

/s/ Ben J. Fortson
Ben J. Fortson	Director	February 25, 2021

/s/ T. Scott Martin
T. Scott Martin	Director	February 25, 2021

/s/ Craig Stone
Craig Stone	Director	February 25, 2021

/s/ Brett G. Taylor
Brett G. Taylor	Director	February 25, 2021

/s/ Mitch S. Wynne
Mitch S. Wynne	Director	February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in unitholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas

February 25, 2021

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$9,804,977	$14,204,250
Oil, natural gas and NGL receivables	17,552,756	19,170,762
Commodity derivative assets	—	687,933
Accounts receivable and other current assets	973,956	76,868
Total current assets	28,331,689	34,139,813
Property and equipment, net	1,964,660	1,327,057
Investment in affiliate (equity method)	5,134,951	2,952,264
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($225,681,626 and $275,041,784 excluded from depletion at December 31, 2020 and 2019, respectively)	1,149,095,232	1,033,355,017
Less: accumulated depreciation, depletion and impairment	(628,102,279)	(328,913,425)
Total oil and natural gas properties, net	520,992,953	704,441,592
Right-of-use assets, net	3,123,454	3,399,634
Commodity derivative assets	—	116,568
Loan origination costs, net	5,086,486	2,217,126
Total assets	$564,634,193	$748,594,054

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$888,735	$1,207,736
Other current liabilities	4,765,161	4,231,579
Commodity derivative liabilities	3,113,178	—
Total current liabilities	8,767,074	5,439,315
Operating lease liabilities, excluding current portion	2,848,452	3,124,416
Commodity derivative liabilities	3,167,685	—
Long-term debt	171,550,142	100,135,477
Total liabilities	186,333,353	108,699,208
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (55,000 and 110,000 units issued and outstanding as of December 31, 2020 and 2019, respectively)	42,666,102	74,909,732
Unitholders' equity:
Common units (38,918,689 units issued and outstanding as of December 31, 2020 and 23,518,652 units issued and outstanding as of December 31, 2019)	257,593,307	282,549,841
Class B units (20,779,781 units issued and outstanding as of December 31, 2020 and 25,557,606 units issued and outstanding as of December 31, 2019)	1,038,989	1,277,880
Total unitholders' equity	258,632,296	283,827,721
Noncontrolling interest	77,002,442	281,157,393
Total equity	335,634,738	564,985,114
Total liabilities, mezzanine equity and unitholders' equity	$564,634,193	$748,594,054

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Revenue
Oil, natural gas and NGL revenues	$92,586,685	$107,480,446	$65,713,112
Lease bonus and other income	345,771	2,477,145	1,213,550
(Loss) gain on commodity derivative instruments, net	(2,450,541)	(1,732,321)	3,331,548
Total revenues	90,481,915	108,225,270	70,258,210
Costs and expenses
Production and ad valorem taxes	6,389,231	7,719,949	4,399,667
Depreciation and depletion expense	47,988,796	52,118,367	25,213,043
Impairment of oil and natural gas properties	251,558,557	169,150,255	67,311,501
Marketing and other deductions	9,376,375	8,145,397	4,652,313
General and administrative expense	25,902,496	22,666,601	16,847,328
Total costs and expenses	341,215,455	259,800,569	118,423,852
Operating loss	(250,733,540)	(151,575,299)	(48,165,642)
Other income (expense)
Equity income in affiliate	763,988	80,481	—
Interest expense	(6,430,061)	(5,813,702)	(4,091,900)
Loss on extinguishment of debt	(476,350)	—	—
Other expense	(100,000)	—	—
Net loss before income taxes	(256,975,963)	(157,308,520)	(52,257,542)
(Benefit from) provision for income taxes	(885,193)	899,425	24,681
Net loss	(256,090,770)	(158,207,945)	(52,282,223)
Distribution and accretion on Series A preferred units	(7,810,588)	(13,878,336)	(6,310,040)
Net loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	96,642,334	89,148,428	1,855,681
Distribution on Class B units	(91,869)	(94,429)	(30,967)
Net loss attributable to common units	$(167,350,893)	$(83,032,282)	$(56,767,549)

Net loss attributable to common units
Basic	$(4.85)	$(3.92)	$(3.08)
Diluted	$(4.85)	$(3.92)	$(3.08)
Weighted average number of common units outstanding
Basic	34,530,398	21,192,714	18,442,234
Diluted	34,530,398	21,192,714	18,442,234

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at January 1, 2018	16,509,799	$262,065,434	—	$—	$—	$262,065,434
Common units issued for Haymaker Acquisition	10,000,000	235,400,000	—	—	—	235,400,000
Common units issued for equity offering	3,450,000	61,411,708	—	—	—	61,411,708
Class B units issued for Drop Down Acquisition	—	—	6,500,000	325,000	90,025,000	90,350,000
Recapitalization related to tax conversion	(12,953,258)	(209,591,880)	12,953,258	647,663	209,591,880	647,663
Unit-based compensation	1,049,946	3,170,299	—	—	—	3,170,299
Distributions to unitholders	—	(32,474,077)	—	—	(5,828,966)	(38,303,043)
Issuance of Series A preferred units	—	36,607,966	—	—	—	36,607,966
Distribution and accretion on Series A preferred units	—	(4,510,648)	—	—	(1,799,392)	(6,310,040)
Distribution on Class B units	—	(30,967)	—	—	—	(30,967)
Net loss	—	(52,225,934)	—	—	(56,289)	(52,282,223)
Balance at December 31, 2018	18,056,487	299,821,901	19,453,258	972,663	291,932,233	592,726,797
Class B units issued for acquisitions	—	—	11,569,348	578,467	207,734,725	208,313,192
Conversion of Class B units to common units	5,465,000	93,688,489	(5,465,000)	(273,250)	(93,688,489)	(273,250)
Restricted units used for tax withholding	(2,835)	(46,280)	—	—	—	(46,280)
Unit-based compensation	—	7,502,678	—	—	—	7,502,678
Distributions to unitholders	—	(35,384,665)	—	—	(35,672,648)	(71,057,313)
Distribution and accretion on Series A preferred units	—	(6,552,484)	—	—	(7,325,852)	(13,878,336)
Distribution on Class B units	—	(94,429)	—	—	—	(94,429)
Net loss	—	(76,385,369)	—	—	(81,822,576)	(158,207,945)
Balance at December 31, 2019	23,518,652	282,549,841	25,557,606	1,277,880	281,157,393	564,985,114
Common units issued for equity offering	5,000,000	73,601,668	—	—	—	73,601,668
Units issued for Springbok Acquisition	2,224,358	13,257,174	2,497,134	124,857	14,758,062	28,140,093
Conversion of Class B units to common units	7,274,959	92,065,325	(7,274,959)	(363,748)	(92,065,325)	(363,748)
Redemption of Series A preferred units	—	(16,150,018)	—	—	(9,697,873)	(25,847,891)
Restricted units used for tax withholding	(29,181)	(273,244)	—	—	—	(273,244)
Forfeitures of restricted units	(16,737)	(127,934)	—	—	—	(127,934)
Unit-based compensation	946,638	9,535,000	—	—	—	9,535,000
Distributions to unitholders	—	(29,513,612)	—	—	(20,507,481)	(50,021,093)
Distribution and accretion on Series A preferred units	—	(4,946,646)	—	—	(2,863,942)	(7,810,588)
Distribution on Class B units	—	(91,869)	—	—	—	(91,869)
Net loss	—	(162,312,378)	—	—	(93,778,392)	(256,090,770)
Balance at December 31, 2020	38,918,689	$257,593,307	20,779,781	$1,038,989	$77,002,442	$335,634,738

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(256,090,770)	$(158,207,945)	$(52,282,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion expense	47,988,796	52,118,367	25,213,043
Impairment of oil and natural gas properties	251,558,557	169,150,255	67,311,501
Amortization of right-of-use assets	276,180	154,525	—
Amortization of loan origination costs	1,108,685	1,050,278	466,002
Loss on extinguishment of debt	476,350	—	—
Equity income in affiliate	(763,988)	(80,481)	—
Cash distribution from affiliate	812,810	—	—
Forfeiture of restricted units	(127,934)	—	—
Unit-based compensation	9,261,756	7,502,678	3,170,299
Loss (gain) on commodity derivative instruments, net of settlements	7,085,364	3,423,445	(4,546,775)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	1,618,006	4,410,140	(7,041,371)
Accounts receivable and other current assets	(897,088)	(26,317)	186,122
Accounts payable	(319,001)	(125,387)	985,936
Other current liabilities	533,582	1,762,633	(259,554)
Operating lease liabilities	(275,964)	(429,743)	—
Net cash provided by operating activities	62,245,341	80,702,448	33,202,980
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(996,102)	(1,032,105)	(403,699)
Proceeds from sale of oil and natural gas properties	—	—	10,576,595
Purchase of oil and natural gas properties	(87,600,123)	(11,686,570)	(211,101,058)
Investment in affiliate	(2,231,509)	(2,965,933)	—
Cash distribution from affiliate	—	94,150	—
Net cash used in investing activities	(90,827,734)	(15,590,458)	(200,928,162)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Series A preferred units, net of issuance costs	—	—	103,359,603
Proceeds from equity offering	73,601,668	—	61,411,708
Contributions from Class B unitholders	—	470,000	972,663
Redemption of Class B contributions on converted units	(363,748)	(273,250)	—
Issuance costs paid on Series A preferred units	—	(717,612)	—
Redemption on Series A preferred units	(61,089,600)	—
Distributions to common unitholders	(29,513,612)	(35,384,665)	(38,303,043)
Distribution to OpCo unitholders	(20,507,481)	(35,672,648)	—
Distribution and accretion on Series A preferred units	(4,812,509)	(7,700,000)	(2,630,834)
Distribution on Class B units	(91,869)	(94,429)	(12,953)
Borrowings on long-term debt	162,614,665	12,825,933	124,336,547
Repayments on long-term debt	(91,200,000)	—	(67,870,596)
Payment of loan origination costs	(4,454,394)	(88,777)	(3,389,421)
Restricted units used for tax withholding	—	(46,279)	—
Net cash provided by (used in) financing activities	24,183,120	(66,681,727)	177,873,674
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,399,273)	(1,569,737)	10,148,492
CASH AND CASH EQUIVALENTS, beginning of period	14,204,250	15,773,987	5,625,495
CASH AND CASH EQUIVALENTS, end of period	$9,804,977	$14,204,250	$15,773,987

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest	$5,346,892	$5,181,650	$3,285,387
Cash paid for taxes	$—	$801,669	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,554,159	$—
Units issued in exchange for oil and natural gas properties	$28,140,092	$207,843,194	$325,425,000
Distribution to Series A preferred unitholders in accounts payable	$—	$981,837	$981,837
Non-cash deemed distribution to Series A preferred units	$2,998,079	$6,178,336	$2,697,369
Noncash effect of Series A preferred unit redemption	$25,847,891	$—	$—
Distribution to Class B unitholders in accounts payable	$—	$—	$18,014
Oil and natural gas property acquisition costs in accounts payable	$—	$2,042	$—
Capital expenditures and consideration payable included in accounts payable and other liabilities	$—	$—	$10,645

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” “the Partnership,” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” refer to Kimbell Royalty Operating, LLC. References to “the General Partner” refer to Kimbell Royalty GP, LLC. References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of the General Partner.  References to “the Sponsors” refer to affiliates of the Partnership’s founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including certain affiliates of the Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to the Partnership at the closing of its initial public offering (“IPO”).

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

Following the effectiveness of the Tax Election and the completion of the related transactions, the Partnership’s royalty and minerals business continues to be conducted through the Operating Company, which is taxed as a partnership for federal and state income tax purposes. The Operating Company passes income to the noncontrolling interest and the Partnership, which is treated as a corporation for federal and state income tax purposes. As of February 19, 2021, 65.2% of the OpCo common units were held by the Partnership and 34.8% were held by third parties.

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

The global spread of coronavirus (“COVID-19”) created significant volatility, uncertainty, and economic disruption during year ended 2020. On March 11, 2020, the World Health Organization (the “WHO”) declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and has resulted in widespread adverse impacts on the global economy, the Partnership’s oil, natural gas, and NGL operators and other parties with whom the Partnership has business relations, including a significant reduction in the global demand for oil and natural gas. This significant decline in demand accelerated following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries, raising concerns about global storage capacity. The resulting supply and demand imbalance has led to a significantly weaker outlook for oil and gas producers and is having a disruptive impact on the oil and natural gas industry.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The ultimate impacts of COVID-19 and the volatility in the oil and natural gas markets on the Partnership’s business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the ultimate severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development, availability and administration of effective treatments and vaccines, the duration of the pandemic, actions taken by members of OPEC and other foreign, oil-exporting countries, governmental authorities and other third parties, workforce availability, and the timing and extent of any return to normal economic and operating conditions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. The Partnership evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Significant estimates made in preparing these financial statements include the estimate of uncollected revenues and unpaid expenses from mineral and royalty interests in properties operated by nonaffiliated entities, the estimates of proved oil, natural gas and NGL reserves and related present value estimates of future net cash flows from those properties, valuation of commodity derivative financial instruments and equity-based compensation.

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

Accounts Receivable

Oil, natural gas and NGL receivables consists of revenue payments due to the Partnership from its mineral and royalty interests. The Partnership estimates and records an allowance for expected credit losses when failure to collect the receivable is considered probable based on the relevant facts and circumstances surrounding the receivable. As of December 31, 2020 and 2019, no allowance for expected credit losses is deemed necessary based upon a review of current receivables and the lack of historical write offs.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Derivative instruments are recognized at fair value. If a right of offset exists under master netting arrangements and certain other criteria are met, derivative assets and liabilities with the same counterparty are netted on the consolidated balance sheet. The Partnership does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices; therefore, gains and losses arising from changes in the fair value of derivatives are recognized on a net basis in the consolidated statement of operations within gain (loss) on commodity derivative instruments.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil, natural gas and NGL reserves that are included in the discounted present value of the reserves are objectively determined. The ceiling test calculation requires use of the unweighted arithmetic average of the first day of the month price during the 12-month period ending on the balance sheet date and costs in effect as of the last day of the accounting period, which are generally held constant for the life of the properties. The present value is not necessarily an indication of the fair value of the reserves. Oil, natural gas and NGL prices have historically been volatile, and the prevailing prices at any given time may not reflect the Partnership’s or the industry’s forecast of future prices. For discussion regarding impairment on the Partnership’s oil and natural gas properties see Note 6—Oil and Natural Gas Properties.

The Partnership’s oil and natural gas properties are depleted on the unit-of-production method using estimates of proved oil, natural gas and NGL reserves. Sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change. No gains or losses were recorded for the years ended December 31, 2020, 2019 or 2018.

Due to the nature of the Partnership’s mineral and royalty interests, there are no exploratory activities pending determination, and no exploratory costs were charged to expense for the years ended December 31, 2020, 2019 or 2018.

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

Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Partnership incurred de minimis amounts of income taxes during the years ended December 31, 2020, 2019 and 2018.

Uncertain tax positions are recognized in the financial statements only if that position is more-likely-than-not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Partnership had no uncertain tax positions at December 31, 2020, 2019 and 2018.

The Partnership recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2020, 2019 and 2018, the Partnership did not recognize any interest or penalty expense related to uncertain tax positions.

The Partnership has filed all tax returns to date that are currently due.

Concentration of Credit Risk

The Partnership has no involvement or operational control over the volumes and method of sale of oil, natural gas and NGLs produced and sold from the properties. It is believed that the loss of any single purchaser would not have a material adverse effect on the results of operations.

During the years ended December 31, 2020, 2019 and 2018, the Partnership’s top purchaser accounted for approximately 7.1%, 6.0% and 10%, respectively, of oil, natural gas and NGL sales revenue.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Royalty income from oil, natural gas and NGL sales

The Partnership’s oil, natural gas and NGL sales contracts are generally structured whereby the producer of the properties in which the Partnership owns a royalty interest sells the Partnership’s proportionate share of oil, natural gas and NGL production to the purchaser and the Partnership collects its percentage royalty based on the revenue generated by the sale of the oil, natural gas and NGL. In this scenario, the Partnership recognizes revenue when control transfers to the purchaser at the wellhead or at the gas processing facility based on the Partnership’s percentage ownership share of the revenue, net of any deductions for gathering and transportation.

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

Prior-period performance obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL sales may not be received for one to four months after the date production is delivered, and as a result, the Partnership is required to estimate the amount of royalty income to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received for royalties in the month that payment is received from the producer. Identified differences between the Partnership’s revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and NGL contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

New Accounting Pronouncements

Recently Adopted Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the fair value measurement disclosure requirements specifically related to Level 3 fair value measurements and transfers between levels. The Partnership adopted this update

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

on January 1, 2020 and applied it prospectively. The adoption of this update did not have a material impact on the Partnership’s results of operations for the year ended December 31, 2020.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The Partnership adopted this update using the modified retrospective approach, effective January 1, 2020. The adoption of this update did not have a material impact on the Partnership’s results of operations for the year ended December 31, 2020.

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

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” This update provides clarification and corrects unintended application of the guidance in various sections. This update is effective for financial statements issued for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

NOTE 3—ACQUISITIONS, JOINT VENTURES AND DIVESTITURES

Acquisitions

2020 Activity

On April 17, 2020, the Partnership completed the acquisition of all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”). The aggregate consideration for the Springbok Acquisition consisted of (i) approximately $95.0 million in cash, (ii) the issuance of 2,224,358 common units and (iii) the issuance of 2,497,134 OpCo common units and an equal number of Class B units. At the time of the Springbok Acquisition, the acreage acquired had over 90 operators on 2,160 net royalty acres across core areas of the Delaware Basin, DJ Basin, Haynesville, STACK, Eagle Ford and other leading basins.

2019 Activity

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

On December 12, 2019, the Partnership acquired certain mineral and royalty assets (the “Buckhorn Acquisition) from certain affiliates of Buckhorn Resources GP, LLC (collectively, the “Buckhorn Sellers”). The aggregate consideration

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for the Buckhorn Acquisition consisted of 2,169,348 OpCo common units and an equal number of Class B units. The assets acquired in the Buckhorn Acquisition consisted of approximately 86,005 gross acres and 405 net royalty acres.

2018 Activity

On July 12, 2018, the Partnership completed the acquisition of the equity interests in certain subsidiaries owned by Haymaker Minerals & Royalties, LLC and Haymaker Properties, LP (the “Haymaker Acquisition”) in a transaction valued at approximately $444.0 million. The purchase price for the Haymaker Acquisition was comprised of (i) net cash consideration of approximately $208.6 million and (ii) 10,000,000 common units of the Partnership. The Partnership funded the Cash Consideration with borrowings under the Amended Credit Agreement (as defined in Note 8—Long-term debt) and net proceeds from the Preferred Unit Transaction (as defined in Note 9—Preferred Units). The assets acquired in the Haymaker Acquisition consisted of approximately 5.4 million gross acres and 43,000 net royalty acres.

On December 20, 2018, the Partnership completed the acquisition (the “Dropdown”) of (i) certain overriding royalty, royalty and other mineral interests from Rivercrest Capital Partners LP, the Kimbell Art Foundation, and Cupola Royalty Direct, LLC, as well as all of the interests of a subsidiary of Rivercrest Royalties Holdings II, LLC in exchange for a total of 6,500,000 OpCo common units and an equal number of Class B units. The assets acquired in the Dropdown consisted of approximately 1.0 million gross acres and 16,700 net royalty acres.

Joint Ventures

On June 19, 2019, the Partnership entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, a related party. The Partnership’s ownership in the Joint Venture is 49.3% and its total capital commitment will not exceed $15.0 million. The Joint Venture is managed by Springbok Operating Company, LLC. While certain members of Springbok Operating Company, LLC are affiliated with the entities acquired as part of the Springbok Acquisition, none of the assets held by the Joint Venture were included in the Springbok Acquisition. The purpose of the Joint Venture is to make direct or indirect investments in royalty, mineral and overriding royalty interests and similar non-cost bearing interests in oil and gas properties, excluding leasehold or working interests. The Partnership currently utilizes the equity method of accounting for its investment in the Joint Venture. As of December 31, 2020, the Partnership has paid approximately $5.2 million under its capital commitment.

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

At December 31, 2020, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of December 31, 2020, these economic hedges constituted approximately 32% of daily oil and natural gas production.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. The Partnership records all derivative contracts at fair value. Changes in the fair values of the Partnership’s derivative instruments are recognized as gains or losses in the current period and are presented on a net basis in the accompanying consolidated statements of operations and consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Beginning fair value of commodity derivative instruments	$804,501	$4,227,946	$(318,829)
(Loss) gain on commodity derivative instruments	(2,450,541)	(1,732,321)	3,331,548
Net cash (received) paid on settlements of derivative instruments	(4,634,823)	(1,691,124)	1,215,227
Ending fair value of commodity derivative instruments	$(6,280,863)	$804,501	$4,227,946

The following table presents the fair value of the Partnership’s derivative contracts as of December 31, 2020 and 2019:

		December 31,	December 31,
Classification	Balance Sheet Location	2020	2019
Assets:
Current asset	Commodity derivative assets	$—	$687,933
Long-term asset	Commodity derivative assets	—	116,568
Liabilities:
Current liability	Commodity derivative liabilities	(3,113,178)	—
Long-term liability	Commodity derivative liabilities	(3,167,685)	—
		$(6,280,863)	$804,501

At December 31, 2020, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
December 2020	45,477	$41.61	$33.87	$50.65
January 2021 - December 2021	535,455	$44.26	$34.95	$56.10
January 2022 - December 2022	500,552	$41.86	$35.65	$46.00

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
January 2021 - December 2021	6,886,090	$2.54	$2.33	$2.85
January 2022 - December 2022	6,357,449	$2.46	$2.23	$2.70

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the consolidated balance sheets approximated fair value at December 31, 2020 and 2019 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

●	Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets.
●	Level 2—Quoted prices for similar assets or liabilities in non-active markets, or inputs that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3— Measurement based on prices or valuations models that require inputs that are both unobservable and significant to the fair value measurement (including the Partnership’s own assumptions in determining fair value).

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2020 and 2019.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
December 31, 2020
Liabilities
Commodity derivative contracts	$—	$(6,280,863)	$—	$—	$(6,280,863)
December 31, 2019
Assets
Commodity derivative contracts	$—	$804,501	$—	$—	$804,501

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	December 31,	December 31,
	2020	2019
Oil and natural gas properties
Proved properties	$923,413,606	$758,313,233
Unevaluated properties	225,681,626	275,041,784
Less: accumulated depreciation, depletion and impairment	(628,102,279)	(328,913,425)
Total oil and natural gas properties	$520,992,953	$704,441,592

Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made.

The Partnership assesses all unevaluated properties on periodic basis for possible impairment. The Partnership assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: economic and market conditions; operators’ intent to drill; remaining lease term; geological and geophysical evaluations; operators’ drilling results and activity; the assignment of proved reserves; and the economic viability of operator development if proved reserves are assigned. During any period in which these factors indicate an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and to the full cost ceiling test. The Partnership transferred $48.6 million to the full cost pool in the first quarter of 2020 as a result of this impairment assessment. There were no additional impairments to unevaluated properties for the remainder of 2020.

After evaluating certain external factors in the first quarter of 2020, including a significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks, in each case related to reduced demand for oil and natural gas as a result of COVID-19, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, and other supply factors, the Partnership determined that significant drilling uncertainty existed regarding its proved undeveloped (“PUD”) reserves that were included in its total estimated proved reserves as of December 31, 2019, as well as its unevaluated oil and natural gas properties. Specifically, with respect to the Partnership’s PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), the Partnership determined that it did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties for the three months ended March 31, 2020. In addition, the Partnership no longer intends to book PUD reserves.

As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $251.6 million during the year ended December 31, 2020, including the $48.6 million in unevaluated properties transferred to the full cost pool as mentioned above. The impairment can primarily be attributed to the decline in the 12-month average price of oil and natural gas as a result of the continued impact of the external factors mentioned above.

The Partnership recorded an impairment on its oil and natural gas properties of $169.2 million and $67.3 million during the years ended December 31, 2019 and 2018, respectively, as a result of its quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying consolidated balance sheets. Short

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of December 31, 2020 is 8.35 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75% for the year ended December 31, 2020.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018. The total operating lease expense recorded for the years ended December 31, 2020, 2019 and 2018 was $0.5 million, $0.3 million and $0.1 million, respectively.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations. In July 2019, the Partnership became the lessee in several other related lease agreements for additional office space. In addition, the Partnership was involved in the construction and design of the underlying assets.

Future minimum lease commitments as of December 31, 2020 were as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	$4,149,712	$480,025	$478,837	$480,579	$486,323	$497,033	$1,726,915
Less: Imputed Interest	(1,024,463)
Total	$3,125,249

NOTE 8—LONG-TERM DEBT

On January 11, 2017, the Partnership entered into a credit agreement (the “2017 Credit Agreement”) with Frost Bank, as administrative agent, and the lenders party thereto. On July 12, 2018, in connection with the Haymaker Acquisition, the Partnership entered into an amendment (the “First Credit Agreement Amendment”) to the Partnership’s 2017 Credit Agreement (the 2017 Credit Agreement as amended by the First Credit Agreement Amendment, the “2018 Amended Credit Agreement”), by and among the Partnership, certain subsidiaries of the Partnership, as guarantors, Frost Bank, as administrative agent, and the other lenders party thereto.

The First Credit Agreement Amendment amended the 2017 Credit Agreement to provide for, among other things, (i) the addition of the subsidiaries the Partnership acquired in the Haymaker Acquisition, as well as the Operating Company, as guarantors under the 2018 Amended Credit Agreement, (ii) limitations on the Partnership’s ability to incur certain debt or issue preferred equity, (iii) limitations on redemptions of the Series A preferred units and the ability of the Partnership and the restricted subsidiaries of the Partnership to make distributions and other restricted payments, in each case, unless certain conditions are satisfied, (iv) increased limitations on the Partnership’s ability to dispose of certain assets or encumber certain assets, (v) a decrease in the applicable margin under the 2017 Credit Agreement, which varies based upon the level of borrowing base usage, by 0.25% for each applicable level as set forth in the 2018 Amended Credit Agreement, such that the applicable margin will range from 1.00% to 2.00% in the case of ABR Loans (as defined in the 2018 Amended Credit Agreement) and 2.00% to 3.00% in the case of LIBOR Loans (as defined in the 2018 Amended Credit Agreement) and (vi) the addition of certain restrictions on the Partnership’s and the Operating Company’s ability to take certain actions or amend their organizational documents.

On December 8, 2020, the Partnership entered into Amendment No. 2 (the “Second Credit Agreement Amendment”) to the 2018 Amended Credit Agreement (the 2018 Amended Credit Agreement as amended by the Second Credit Agreement Amendment, the “Amended Credit Agreement”), with certain subsidiaries of the Partnership, as

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

guarantors, the lenders party thereto, Citibank, N.A. (“Citi”), as administrative agent and Frost Bank (“Frost”), as resigning administrative agent.

The Second Credit Agreement Amendment amends the 2018 Amended Credit Agreement to, among other things, (i) increase commitments under the Amended Credit Agreement’s senior secured revolving credit facility from $225.0 million to $265.0 million, the availability of which will equal the lesser of the aggregate maximum elected commitments of the lenders up to $500.0 million, subject to the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders, and the borrowing base, (ii) extend the maturity date under the 2018 Amended Credit Agreement from February 8, 2022 to June 7, 2024, (iii) reflect the change in administrative agent from Frost to Citi under the Amended Credit Agreement, (iv) increase the applicable margin under the 2018 Amended Credit Agreement, which varies based upon the level of borrowing base usage, by 1.00% for each applicable level as set forth in the Amended Credit Agreement, such that the applicable margin will range from 2.00% to 3.00% in the case of ABR Loans (as defined in the Amended Credit Agreement) and 3.00% to 4.00% in the case of LIBOR Loans (as defined in the Amended Credit Agreement), (v) provide for a LIBOR (as defined in the Amended Credit Agreement) floor of 0.25%, (vi) modify the Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) financial covenant to permit the numerator of the Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) to be calculated as Total Debt (as defined in the Amended Credit Agreement) minus up to $25 million in unrestricted cash held by the Partnership and its restricted subsidiaries and to decreases the maximum permitted Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) from 4.0 to 1.0 to 3.5 to 1.0, and (vii) modify the conditions permitting restricted distributions to holders of Kimbell Common Units (as defined in the Amended Credit Agreement) including, among other things, a limitation on such distributions to not be in excess of the Partnership’s Projected Cash Available For Distribution (as defined in the Amended Credit Agreement). In connection with our entry into the Second Credit Agreement Amendment, the borrowing base was set at $265.0 million. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year, beginning May 1, 2021, based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit the Partnership’s ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units and OpCo common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring the Partnership to maintain the following financial ratios or to reduce the Partnership’s indebtedness if the Partnership is unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control.

In connection with the Second Credit Agreement Amendment, the Partnership recorded a loss on extinguishment of debt of $0.5 million as a result of writing off all unamortized loan origination costs associated with the lenders to the 2017 Credit Agreement and the 2018 Amended Credit Agreement that did not participate in the Second Credit Agreement Amendment.

During the year ended December 31, 2020, the Partnership borrowed an additional $162.6 million under the secured revolving credit facility and repaid approximately $91.2 million of the outstanding borrowings. As of December 31, 2020, the Partnership’s outstanding balance was $171.6 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of December 31, 2020.

As of December 31, 2020, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 3.50% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.50%. For the year ended December 31, 2020, the weighted average interest rate on the Partnership’s outstanding borrowings was 3.31%.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On February 12, 2020, the Partnership completed the redemption of 55,000 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,110.72 per Series A preferred unit for an aggregate redemption price of $61.1 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than 50% of the carrying value of the Series A preferred units as of the redemption date and 50% of the original intrinsic value of the beneficial conversion feature, a deemed dividend distribution of $5.7 million was taken directly to unitholders’ equity and non-controlling interest during the year ended December 31, 2020.

The following table summarizes the changes in the number of the Series A preferred units:

Series A
Preferred Units
Balance at December 31, 2019	110,000
Redemption of Series A preferred units	(55,000)
Balance at December 31, 2020	55,000

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. At December 31, 2020, the Partnership had a total of 38,918,689 common units issued and outstanding and 20,779,781 Class B units outstanding.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

connection with the 2020 Equity Offering, certain selling unitholders sold 750,000 common units pursuant to the exercise of the underwriters’ option to purchase additional common units. The Partnership did not receive any proceeds from the sale of the common units by the selling unitholders.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2019	23,518,652
Common units issued for equity offering	5,000,000
Common units issued for Springbok Acquisition	2,224,358
Conversion of Class B units	7,274,959
Common units issued under the LTIP (1)	946,638
Restricted units used for tax withholding	(29,181)
Forfeiture of restricted units	(16,737)
Balance at December 31, 2020	38,918,689
(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as amended, the “LTIP”) on February 28, 2020.

The following table presents information regarding the common unit cash distributions approved by the Board of Directors for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2020	$0.17	April 24, 2020	May 4, 2020	May 11, 2020
Q2 2020	$0.13	July 24, 2020	August 3, 2020	August 10, 2020
Q3 2020	$0.19	October 23, 2020	November 2, 2020	November 9, 2020
Q4 2020	$0.19	January 22, 2021	February 1, 2021	February 8, 2021

Q1 2019	$0.37	April 26, 2019	May 6, 2019	May 13, 2019
Q2 2019	$0.39	July 26, 2019	August 5, 2019	August 12, 2019
Q3 2019	$0.42	October 25, 2019	November 4, 2019	November 11, 2019
Q4 2019	$0.38	January 24, 2020	February 3, 2020	February 10, 2020

Q1 2018	$0.42	April 27, 2018	May 7, 2018	May 14, 2018
Q2 2018	$0.43	July 27, 2018	August 6, 2018	August 13, 2018
Q3 2018	$0.45	October 26, 2018	November 5, 2018	November 12, 2018
Q4 2018	$0.40	January 25, 2019	February 4, 2019	February 11, 2019

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2019	25,557,606
Conversion of Class B units	(7,274,959)
Class B units issued for Springbok Acquisition	2,497,134
Balance at December 31, 2020	20,779,781

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11—NET LOSS PER COMMON UNIT

Basic loss per common unit is calculated by dividing net loss attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net loss per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s LTIP for its employees, directors and consultants, potential conversion of Class B units.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted loss per common unit:

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to common units	$(167,350,893)	$(83,032,282)	$(56,767,549)

Weighted average number of common units outstanding:
Basic	34,530,398	21,192,714	18,442,234
Effect of dilutive securities:
Series A preferred units	—	—	—
Class B units	—	—	—
Restricted units	—	—	—
Diluted	34,530,398	21,192,714	18,442,234

Net loss attributable to common units
Basic	$(4.85)	$(3.92)	$(3.08)
Diluted	$(4.85)	$(3.92)	$(3.08)

The calculation of diluted net loss per share for the years ended December 31, 2020, 2019 and 2018 excludes the conversion of Series A preferred units to common units, the conversion of Class B units to common units and 1,276,546, 739,479 and 1,157,924 shares of unvested restricted units, respectively, because their inclusion in the calculation would be anti-dilutive.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2019	739,479	$18.059	1.335 years
Awarded	946,638	11.540	—
Vested	(392,834)	17.004	—
Forfeited	(16,737)	13.918	—
Unvested at December 31, 2020	1,276,546	$13.604	1.788 years

NOTE 13—INCOME TAXES

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

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act “) was enacted. The CARES Act is an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic and includes various changes to U.S. income tax regulations. The CARES Act permits the carryback of certain net operating losses that under previous law were only available to be carried forward. As a result, the Partnership expects to receive an income tax refund of $0.2 million due to requested carrybacks of net operating losses to the 2018 calendar tax year.

The Partnership’s effective income tax rate was 0.34% for the year ended December 31, 2020. The Partnership incurred a book loss for the current year and is recording a current income tax benefit of $0.9 million due to the CARES Act carryback provisions and a change in estimates because of filing its 2019 federal and state income tax returns.

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$(812,913)	$812,913	$—
State	(72,280)	86,512	24,681
Total Current	(885,193)	899,425	24,681
Deferred
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
(Benefit from) provision for income taxes	$(885,193)	$899,425	$24,681

The Partnership’s income tax expense differs from the amount derived by applying the statutory federal rate to pretax loss principally due the effect of the following items:

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2020	2019	2018
Net loss before taxes	$(256,975,963)	$(157,308,520)	$(52,257,542)
Statutory rate	21%	21%	21%
Income tax benefit computed at statutory rate	(53,964,952)	(33,034,789)	(10,974,084)
Reconciling items:
State income taxes	(72,280)	72,280	(70,441)
Texas margins tax	—	—	24,681
Change in tax status	—	—	(20,038,820)
Non-controlling interest	20,294,890	18,721,170	(360,082)
Income at OpCo	33,670,062	15,130,685	10,598,375
Change in valuation allowance - federal	(749,866)	80,520	20,771,214
Change in valuation allowance - state	168,393	(70,441)	70,441
Other, net	(231,440)	—	3,397
(Benefit from) provision for income taxes	$(885,193)	$899,425	$24,681

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Partnership’s deferred taxes are detailed in the table below.

	Year Ended December 31,
	2020	2019	2018
Deferred tax asset
Outside basis in OpCo	$17,624,909	$20,050,732	$21,036,307
Federal tax loss carryforwards	1,675,957	—	622,775
State tax loss carryforwards	238,559	—	70,441
Deferred tax asset	19,539,425	20,050,732	21,729,523
Valuation allowance	(19,539,425)	(20,050,732)	(20,841,655)
Net deferred tax asset	$—	$—	$887,868
Deferred tax liability
Derivative instruments and other	—	—	887,868
Net deferred tax liability	$—	$—	$887,868
Reflected in the accompanying balance sheets as:
Net deferred tax asset	$—	$—	$—
Net deferred tax liability	$—	$—	$—

The tax years ended December 31, 2017 through 2020 remain open to examination under the applicable statute of limitations in the United States and other jurisdictions in which the Partnership and its subsidiaries file income tax returns. In some instances, state statutes of limitations are longer than those under United States federal tax law. The Partnership believes that it is more likely than not that the benefit from the outside basis differences in the Partnership’s investment in the Operating Company and its federal and state loss carryforward will not be realized. In recognition of this risk, the Partnership has provided a valuation allowance of $19.5 million on the deferred tax assets.

As of December 31, 2020, the Partnership has not recorded a reserve for any uncertain tax positions.

NOTE 14—RELATED PARTY TRANSACTIONS

The Partnership has entered into a management services agreement with Kimbell Operating, which has entered into separate services agreements with each of BJF Royalties, LLC (“BJF Royalties”), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”), pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amount of cash available for distribution on common units to the Partnership’s unitholders. During the year ended December 31, 2020, no monthly services fee was paid to BJF Royalties. During the year ended December 31, 2020, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $120,000, $264,216 and $561,456, respectively. Certain consultants who provide services under the management services agreements are also granted restricted units under the Partnership’s LTIP.

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $20,160 for the year ended December 31, 2020 and approximately $18,900 for the years ended December 31, 2019 and 2018 for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $440,160, $350,000 and $320,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases

The Partnership leases certain office space under non-cancelable operating leases with fixed payment terms and will terminate in June 2029. The Partnership recognizes operating lease expense on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying consolidated statement of operations for the years ended December 31, 2020 and 2019. The total operating lease expense recorded for the years ended December 31, 2020, 2019 and 2018 was approximately $0.5 million, $0.3 million and $0.1 million, respectively.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease commitments under non-cancelable leases are as follows as of December 31, 2020:

Years Ending December 31,
2021	$480,025
2022	478,837
2023	480,579
2024	486,323
2025	497,033
Thereafter	1,726,915
Total	$4,149,712

Litigation

Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of December 31, 2020.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to December 31, 2020 in the preparation of its consolidated financial statements.

Interest Rate Swaps

On January 27, 2021, the Partnership entered into an interest rate swap with Citi, which fixed the interest rate on $150.0 million of notional, or approximately 87% of the Partnership’s outstanding balance on its secured revolving credit facility, at approximately 3.9% for a period ending January 29, 2024.

Distributions

On February 3, 2021, the Partnership paid a quarterly cash distribution on the Series A preferred units of approximately $1.0 million for the quarter ended December 31, 2020.

On February 4, 2021, the Partnership paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of $20,780 for the quarter ended December 31, 2020.

On January 22, 2021, the Board of Directors declared a quarterly cash distribution of $0.19 per common unit for the quarter ended December 31, 2020. The distribution was paid on February 8, 2021 to common unitholders and OpCo common unitholders of record as of the close of business on February 1, 2021.

On February 25, 2021, the Conflicts and Compensation Committee of the Board of Directors approved short-term incentive cash bonuses for executive officers of $2.2 million and the issuance of 936,567 restricted units to its employees, directors and consultants.

NOTE 18—SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,	December 31,
	2020	2019
Oil, natural gas and NGL interests
Proved properties	$923,413,606	$758,313,233
Unevaluated properties	225,681,626	275,041,784
Total oil, natural gas and NGL interests	1,149,095,232	1,033,355,017
Accumulated depreciation, depletion, accretion and impairment	(628,102,279)	(328,913,425)
Net oil, natural gas and NGL interests capitalized	$520,992,953	$704,441,592

Costs incurred in oil and natural gas activities

Costs incurred in oil, natural gas and NGL acquisition and development activities are as follows:

	Year Ended December 31,
	2020	2019	2018
Acquisition costs
Proved properties	$41,476,733	$104,199,579	$243,227,632
Unevaluated properties	74,263,481	110,050,000	288,334,110
Total	115,740,214	214,249,579	531,561,742
Development costs
Proved properties	—	—	—
Total	—	—	—
Total costs incurred on oil, natural gas and NGL activities	$115,740,214	$214,249,579	$531,561,742

Results of Operations from Oil, Natural Gas and NGL Producing Activities

The following schedule sets forth the revenues and expenses related to the production and sale of oil, natural gas and NGLs. It does not include any interest costs or general and administrative costs and, therefore, is not necessarily indicative of the contribution to the net operating results of the Partnership’s oil, natural gas and NGL operations.

	Year Ended December 31,
	2020	2019	2018
Oil, natural gas and NGL revenues	$92,586,685	$107,480,446	$65,713,112
Lease bonus and other income	345,771	2,477,145	1,213,550
Production and ad valorem taxes	(6,389,231)	(7,719,949)	(4,399,667)
Depreciation and depletion expense	(47,988,796)	(52,118,367)	(25,213,043)
Impairment of oil and natural gas properties	(251,558,557)	(169,150,255)	(67,311,501)
Marketing and other deductions	(9,376,375)	(8,145,397)	(4,652,313)
Results of operations from oil, natural gas and NGLs	$(222,380,503)	$(127,176,377)	$(34,649,862)

The following tables summarize the net ownership interest in the proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows related to the proved oil, natural gas and NGL reserves, and the estimates were prepared by the Partnership based on reserve reports prepared by Ryder Scott for the years ended December 31, 2020, 2019 and 2018. The proved oil, natural gas and NGL reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the FASB and the SEC.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

A Boe conversion ratio of six thousand cubic feet per barrel (6mcf/Bbl) of natural gas to barrels of oil equivalence is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a price equivalency at the wellhead. All Boe conversions in the report are derived from converting gas to oil in the ratio mix of six thousand cubic feet of gas to one barrel of oil.

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Partnership’s net proved oil, natural gas and NGL reserves and changes in net proved oil, natural gas and NGL reserves attributable to the oil, natural gas and NGL properties, which are located in multiple states are summarized below:

	Crude Oil and		Natural Gas
	Condensate	Natural Gas	Liquids	Total
	(MBbls)	(MMcf)	(MBbls)	(MBOE)
Net proved reserves at January 1, 2018	7,463	63,916	2,838	20,954
Revisions of previous estimates (1)	194	1,754	952	1,437
Purchase of minerals in place (2)	3,729	69,465	2,166	17,473
Production	(591)	(7,874)	(310)	(2,213)
Net proved reserves at December 31, 2018	10,795	127,261	5,646	37,651
Revisions of previous estimates (1)	849	25,398	684	5,766
Purchase of minerals in place (3)	1,787	13,129	686	4,661
Production	(1,113)	(17,046)	(561)	(4,515)
Net proved reserves at December 31, 2019	12,318	148,742	6,455	43,563
Revisions of previous estimates (1)	18	(2,256)	(2)	(359)
Purchase of minerals in place (4)	1,367	15,637	313	4,286
Production	(1,409)	(17,890)	(681)	(5,072)
Net proved reserves at December 31, 2020	12,294	144,233	6,085	42,418

Net proved developed reserves
December 31, 2018	9,183	116,321	5,063	33,633
December 31, 2019	11,303	141,181	6,079	40,912
December 31, 2020	12,294	144,233	6,085	42,418

Net proved undeveloped reserves
December 31, 2018	1,612	10,940	583	4,018
December 31, 2019	1,015	7,561	376	2,651
December 31, 2020	—	—	—	—
(1)	Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.
(2)	Includes the acquisition of two packages of diverse mineral and royalty interests for a total of $243.2 million. The first acquisition totaling $155.7 million consists of mineral and royalty interests primarily in the Permian Basin, Haynesville Shale, Mid-Continent Area and Appalachia Region. The second acquisition totaling $87.5 million consists of mineral and royalty interests primarily in the Permian Basin, Eagle Ford Shale and Appalachia Region.
(3)	Includes the acquisition of three packages of mineral and royalty interests for a total of $103.8 million. The first acquisition totaling $58.4 million consists of mineral and royalty interests primarily in the Eagle Ford Shale, Permian Basin, East Texas Region and Appalachia Region. The second acquisition totaling $9.4 million consists of mineral and royalty interests in the Mid-Continent Region. The third acquisition totaling $36.0 million consists of mineral and royalty interests in the Eagle Ford Shale.
(4)	Includes the acquisition of mineral and royalty interests for a total of $41.5 million. The acquisition consists of mineral and royalty interests primarily in the Delaware Basin, DJ Basin, Haynesville, STACK and Eagle Ford.

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

KIMBELL ROYALTY PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Future cash inflows	$705,356	$1,025,430	$1,056,464
Future production costs	(55,897)	(78,061)	(79,724)
Future state margin taxes	(22,688)	(32,377)	(32,885)
Future income tax expense	-	(33,235)	(41,241)
Future net cash flows	626,771	881,757	902,614
Less 10% annual discount to reflect timing of cash flows	(341,775)	(481,786)	(504,247)
Standard measure of discounted future net cash flows	$284,996	$399,971	$398,367

Reserve estimates and future cash flows are based on the average market prices for sales of oil, natural gas and NGL adjusted for basis differentials, on the first calendar day of each month during the year. The average prices used for 2020, 2019 and 2018 were $39.57, $55.69 and $65.56 per barrel for crude oil and $1.99, $2.58 and $3.10 per Mcf for natural gas, respectively.

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

Changes in Standardized Measure

Changes in the standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Standardized measure - beginning of year	$399,971	$398,367	$215,552
Sales, net of production costs	(76,821)	(93,942)	(56,661)
Net changes of prices and production costs related to future production	(127,838)	(72,875)	11,355
Revisions of previous quantity estimates, net of related costs	(2,501)	56,666	16,385
Net changes in state margin taxes	4,314	191	(13,271)
Net changes in income taxes	13,480	3,752	(17,232)
Accretion of discount	38,927	42,808	21,555
Purchases of reserves in place	46,007	59,953	175,885
Timing differences and other	(10,543)	5,051	44,799
Standardized measure - end of year	$284,996	$399,971	$398,367

KIMBELL ROYALTY PARTNERS, LP

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

Selected Quarterly Financial Information—Unaudited

Quarterly financial data was as follows for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Total revenue	$35,947,371	$12,803,034	$18,444,163	$23,287,347
Net loss attributable to common units	$(39,301,034)	$(48,028,651)	$(17,795,643)	$(62,225,565)
Net loss attributable to common units
Basic	$(1.29)	$(1.39)	$(0.50)	$(1.66)
Diluted	$(1.29)	$(1.39)	$(0.50)	$(1.66)
Cash distributions declared and paid	$0.17	$0.13	$0.19	$0.19
Total assets	$680,255,463	$695,357,961	$665,451,384	$564,634,193
Long-term debt	$101,223,602	$171,723,602	$169,700,653	$171,550,142
Mezzanine equity	$40,819,707	$41,435,172	$42,050,637	$42,666,102
Unitholders' equity	$368,296,195	$329,836,312	$326,087,159	$258,632,296
Noncontrolling interest	$162,679,661	$143,141,215	$114,163,481	$77,002,442

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenue	$17,947,209	$31,936,601	$32,978,851	$25,362,609
Net loss attributable to common units	$(3,687,252)	$(11,758,374)	$(16,261,051)	$(51,325,605)
Net loss attributable to common units
Basic	$(0.21)	$(0.54)	$(0.73)	$(2.27)
Diluted	$(0.21)	$(0.54)	$(0.73)	$(2.27)
Cash distributions declared and paid	$0.37	$0.39	$0.42	$0.38
Total assets	$906,158,146	$868,725,908	$828,745,127	$748,594,054
Long-term debt	$87,309,544	$87,309,544	$91,261,477	$100,135,477
Mezzanine equity	$70,275,978	$71,820,563	$73,365,147	$74,909,732
Unitholders' equity	$314,985,017	$360,133,072	$343,138,843	$283,827,721
Noncontrolling interest	$427,617,585	$343,165,767	$310,744,268	$281,157,393