Form 10-Q
period 2021-09-30
Kimbell Royalty Partners, LP
filed 2021-11-04
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 OR

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

As of October 29, 2021, the registrant had outstanding 42,916,472 common units representing limited partner interests and 17,611,579 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$12,698,756	$9,804,977
Oil, natural gas and NGL receivables	30,683,099	17,552,756
Accounts receivable and other current assets	1,495,525	973,956
Total current assets	44,877,380	28,331,689
Property and equipment, net	2,257,936	1,964,660
Investment in affiliate (equity method)	4,689,604	5,134,951
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($171,847,133 and $225,681,626 excluded from depletion at September 30, 2021 and December 31, 2020, respectively)	1,149,610,813	1,149,095,232
Less: accumulated depreciation, depletion and impairment	(652,252,233)	(628,102,279)
Total oil and natural gas properties, net	497,358,580	520,992,953
Right-of-use assets, net	2,921,796	3,123,454
Derivative assets	661,338	—
Loan origination costs, net	4,282,273	5,086,486
Total assets	$557,048,907	$564,634,193

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,028,487	$888,735
Other current liabilities	6,317,566	4,765,161
Derivative liabilities	33,731,319	3,113,178
Total current liabilities	41,077,372	8,767,074
Operating lease liabilities, excluding current portion	2,639,197	2,848,452
Derivative liabilities	8,180,206	3,167,685
Long-term debt	192,709,601	171,550,142
Other liabilities	479,167	—
Total liabilities	245,085,543	186,333,353
Commitments and contingencies (Note 14)
Mezzanine equity:
Series A preferred units (25,000 units and 55,000 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	20,407,128	42,666,102
Unitholders' equity:
Common units (42,916,472 units and 38,918,689 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	270,527,661	257,593,307
Class B units (17,611,579 and 20,779,781 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	880,579	1,038,989
Total unitholders' equity	271,408,240	258,632,296
Noncontrolling interest	20,147,996	77,002,442
Total equity	291,556,236	335,634,738
Total liabilities, mezzanine equity and unitholders' equity	$557,048,907	$564,634,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Oil, natural gas and NGL revenues	$47,638,423	$24,325,893	$122,844,684	$66,686,729
Lease bonus and other income	1,722,508	15,916	3,013,041	313,844
(Loss) gain on commodity derivative instruments, net	(17,566,617)	(5,897,646)	(45,919,531)	193,995
Total revenues	31,794,314	18,444,163	79,938,194	67,194,568
Costs and expenses
Production and ad valorem taxes	3,104,502	1,840,607	8,100,733	4,916,858
Depreciation and depletion expense	8,828,517	10,704,945	25,076,429	36,002,109
Impairment of oil and natural gas properties	—	22,237,131	—	158,698,835
Marketing and other deductions	2,996,434	2,511,919	8,842,942	6,692,850
General and administrative expense	6,766,628	6,110,846	20,247,843	19,500,306
Total costs and expenses	21,696,081	43,405,448	62,267,947	225,810,958
Operating income (loss)	10,098,233	(24,961,285)	17,670,247	(158,616,390)
Other income (expense)
Equity income in affiliate	261,336	292,803	719,958	460,360
Interest expense	(2,495,465)	(1,603,006)	(6,692,263)	(4,689,907)
Other (expense) income	(397,608)	(100,000)	16,347	(100,000)
Net income (loss) before income taxes	7,466,496	(26,371,488)	11,714,289	(162,945,937)
Benefit from income taxes	—	(694,864)	—	(694,864)
Net income (loss)	7,466,496	(25,676,624)	11,714,289	(162,251,073)
Distribution and accretion on Series A preferred units	(4,849,996)	(1,577,968)	(8,005,932)	(6,232,620)
Net (income) loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	(761,311)	9,482,090	(1,024,655)	63,429,454
Distribution on Class B units	(17,610)	(23,141)	(59,170)	(71,089)
Net income (loss) attributable to common units	$1,837,579	$(17,795,643)	$2,624,532	$(105,125,328)

Net income (loss) attributable to common units
Basic	$0.04	$(0.50)	$0.07	$(3.13)
Diluted	$0.04	$(0.50)	$0.06	$(3.13)
Weighted average number of common units outstanding
Basic	41,106,157	35,423,112	39,383,172	33,540,977
Diluted	42,619,472	35,423,112	41,112,824	33,540,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2021
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at January 1, 2021	38,918,689	$257,593,307	20,779,781	$1,038,989	$77,002,442	$335,634,738
Restricted units repurchased for tax withholding	(85,360)	(923,587)	—	—	—	(923,587)
Unit-based compensation	936,567	2,692,494	—	—	—	2,692,494
Distributions to unitholders	—	(7,394,551)	—	—	(3,948,160)	(11,342,711)
Distribution and accretion on Series A preferred units	—	(1,036,432)	—	—	(541,536)	(1,577,968)
Distribution on Class B units	—	(20,780)	—	—	—	(20,780)
Net income	—	352,837	—	—	184,357	537,194
Balance at March 31, 2021	39,769,896	251,263,288	20,779,781	1,038,989	72,697,103	324,999,380
Conversion of Class B units to common units	3,168,202	40,482,756	(3,168,202)	(158,410)	(40,482,756)	(158,410)
Restricted units repurchased for tax withholding	(21,626)	(220,677)	—	—	—	(220,677)
Unit-based compensation	—	2,743,917	—	—	—	2,743,917
Distributions to unitholders	—	(10,732,033)	—	—	(5,610,542)	(16,342,575)
Distribution and accretion on Series A preferred units	—	(1,118,834)	—	—	(459,134)	(1,577,968)
Distribution on Class B units	—	(20,780)	—	—	—	(20,780)
Net income	—	2,630,942	—	—	1,079,657	3,710,599
Balance at June 30, 2021	42,916,472	285,028,579	17,611,579	880,579	27,224,328	313,133,486
Redemption of Series A preferred units	—	(5,794,919)	—	—	(2,378,054)	(8,172,973)
Unit-based compensation	—	2,760,528	—	—	—	2,760,528
Distributions to unitholders	—	(13,304,106)	—	—	(5,459,589)	(18,763,695)
Distribution and accretion on Series A preferred units	—	(3,438,814)	—	—	(1,411,182)	(4,849,996)
Distribution on Class B units	—	(17,610)	—	—	—	(17,610)
Net income	—	5,294,003	—	—	2,172,493	7,466,496
Balance at September 30, 2021	42,916,472	$270,527,661	17,611,579	$880,579	$20,147,996	$291,556,236

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

KIMBELL ROYALTY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,714,289	$(162,251,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion expense	25,076,429	36,002,109
Impairment of oil and natural gas properties	—	158,698,835
Amortization of right-of-use assets	221,294	205,518
Amortization of loan origination costs	1,148,066	808,534
Equity income in affiliate	(719,958)	(460,360)
Cash distribution from affiliate	664,916	—
Forfeiture of restricted units	—	(118,859)
Unit-based compensation	8,196,939	7,088,114
Loss on derivative instruments, net of settlements	34,969,324	4,496,376
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(13,130,343)	3,131,377
Accounts receivable and other current assets	(521,569)	(870,069)
Accounts payable	139,753	(212,162)
Other current liabilities	1,552,405	1,611,232
Operating lease liabilities	(228,891)	(205,222)
Net cash provided by operating activities	69,082,654	47,924,350
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(740,584)	(50,737)
Purchase of oil and natural gas properties	(515,582)	(87,488,292)
Investment in affiliate	—	(1,751,951)
Cash distribution from affiliate	500,389	457,410
Net cash used in investing activities	(755,777)	(88,833,570)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity offering	—	73,601,668
Redemption of Class B contributions on converted units	(158,410)	(363,747)
Redemption on Series A preferred units	(36,075,370)	(61,089,600)
Distributions to common unitholders	(31,430,690)	(22,113,488)
Distribution to OpCo unitholders	(15,018,291)	(16,559,322)
Distribution and accretion on Series A preferred units	(2,362,509)	(3,850,006)
Distribution on Class B units	(59,170)	(71,089)
Borrowings on long-term debt	40,559,459	157,065,176
Repayments on long-term debt	(19,400,000)	(87,500,000)
Payment of loan origination costs	(343,853)	(60,674)
Restricted units repurchased for tax withholding	(1,144,264)	(6,259)
Net cash (used in) provided by financing activities	(65,433,098)	39,052,659
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,893,779	(1,856,561)
CASH AND CASH EQUIVALENTS, beginning of period	9,804,977	14,204,250
CASH AND CASH EQUIVALENTS, end of period	$12,698,756	$12,347,689
Supplemental cash flow information:
Cash paid for interest	$5,446,245	$3,928,101
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$—	$28,140,093
Noncash effect of Series A preferred unit redemption	$8,172,973	$25,847,891
Non-cash deemed distribution to Series A preferred units	$5,643,423	$2,382,614
Recognition of tenant improvement asset	$479,167	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$19,636	$—

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). As a result, the accompanying unaudited interim condensed consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), which contains a summary of the Partnership’s significant accounting policies and other disclosures. In the opinion of management of the General Partner, the unaudited interim condensed consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP and all adjustments are of a normal recurring nature. All material intercompany balances and transactions are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2020 Form 10-K, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three and nine months ended September 30, 2021, other than those discussed below in Recently Adopted Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” that is expected to reduce cost and complexity related to accounting for income taxes. The Partnership adopted this update on January 1, 2021 and applied it prospectively. The adoption of this update did not have a material impact on the Partnership’s results of operations for the three and nine months ended September 30, 2021.

NOTE 3—ACQUISITIONS, JOINT VENTURE AND SPECIAL PURPOSE ACQUISITION COMPANY

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

Joint Venture

On June 19, 2019, the Partnership entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, a related party. The Partnership’s ownership in the Joint Venture is 49.3% and its total capital commitment will not exceed $10.0 million. The Joint Venture is managed by Springbok Operating Company, LLC. While certain members of Springbok Operating Company, LLC are affiliated with the entities acquired as part of the Springbok Acquisition, none of the assets held by the Joint Venture were included in the Springbok Acquisition. The purpose of the Joint Venture is to make direct or indirect investments in royalty, mineral and overriding royalty interests and similar non-cost bearing interests in oil and gas properties, excluding leasehold or working interests. The Partnership utilizes the equity method of accounting for its investment in the Joint Venture. As of September 30, 2021, the Partnership had paid approximately $5.1 million under its capital commitment.

Special Purpose Acquisition Company

On July 29, 2021, Kimbell Tiger Acquisition Corporation (“TGR”), the Partnership’s newly formed special purpose acquisition company and subsidiary, filed a registration statement on Form S-1 with the SEC. While TGR’s initial public offering has not been consummated, the proposed public offering is expected to have a base offering size of $200.0 million, or up to $230.0 million if the underwriter’s over-allotment is exercised in full. Certain members of the Partnership’s management and members of the Board of Directors are members of the sponsor of TGR. As of September 30, 2021, we have incurred $0.3 million in deferred offering costs related to the proposed offering, which is included in other current assets in our unaudited interim condensed consolidated balance sheets.

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

As of September 30, 2021, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of September 30, 2021, these economic hedges constituted approximately 33% of daily oil and natural gas production.

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

Interest Rate Swaps

On January 27, 2021, the Partnership entered into an interest rate swap with Citibank, N.A., New York (“Citibank”), which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility (which represented approximately 78% of our outstanding balance as of September 30, 2021), at approximately 3.9% for the period ending on January 29, 2024. The Partnership uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps are recognized as gains or losses in the current period and are presented on a net basis within other income in the accompanying unaudited interim condensed consolidated statements of operations. As of September 30, 2021, the interest rate swap had a total notional amount of $150.0 million and a fair value of $0.5 million.

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in fair value consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning fair value of derivative instruments	$(29,998,417)	$2,881,223	$(6,280,863)	$804,501
(Loss) gain on derivative instruments	(17,676,825)	(5,897,646)	(45,615,784)	193,995
Net cash paid (received) on settlements of derivative instruments	6,425,055	(675,452)	10,646,460	(4,690,371)
Ending fair value of derivative instruments	$(41,250,187)	$(3,691,875)	$(41,250,187)	$(3,691,875)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		September 30,	December 31,
Classification	Balance Sheet Location	2021	2020
Assets:
Long-term assets	Derivative assets	$661,338	$—
Liabilities:
Current liabilities	Derivative liabilities	(33,731,319)	(3,113,178)
Long-term liabilities	Derivative liabilities	(8,180,206)	(3,167,685)
		$(41,250,187)	$(6,280,863)

As of September 30, 2021, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
September 2021 - December 2021	178,974	$44.30	$36.23	$53.23
January 2022 - December 2022	500,552	$41.86	$35.65	$46.00
January 2023 - September 2023	235,423	$58.29	$53.38	$61.70

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
October 2021 - December 2021	1,735,672	$2.49	$2.41	$2.58
January 2022 - December 2022	6,357,449	$2.46	$2.23	$2.70
January 2023 - September 2023	3,250,367	$2.78	$2.52	$3.09

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim condensed consolidated balance sheets approximated fair value as of September 30, 2021 and December 31, 2020 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2021 and 2020.

Both the Partnership’s commodity derivative instruments and interest rate swap are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
September 30, 2021
Assets
Interest rate swap contracts	$—	$661,338	$—	$—	$661,338
Liabilities
Commodity derivative contracts	$—	$(41,701,421)	$—	$—	$(41,701,421)
Interest rate swap contracts	$—	$(210,104)	$—	$—	$(210,104)
December 31, 2020
Liabilities
Commodity derivative contracts	$—	$(6,280,863)	$—	$—	$(6,280,863)

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	September 30,	December 31,
	2021	2020
Oil and natural gas properties
Proved properties	$977,763,680	$923,413,606
Unevaluated properties	171,847,133	225,681,626
Less: accumulated depreciation, depletion and impairment	(652,252,233)	(628,102,279)
Total oil and natural gas properties	$497,358,580	$520,992,953

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

After evaluating certain external factors in the first quarter of 2020, including a significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks, in each case related to reduced demand for oil and natural gas as a result of COVID-19, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, and other supply factors, the Partnership determined that significant drilling uncertainty existed regarding its proved undeveloped (“PUD”) reserves that were included in its total estimated proved reserves as of December 31, 2019, as well as its unevaluated oil and natural gas properties. Specifically, with respect to the Partnership’s PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), the Partnership determined that it did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties in the first quarter of 2020. The Partnership did not book PUD reserves in its total estimated proved reserves as of September 30, 2021 or December 31, 2020 and it does not intend to book PUD reserves going forward.

The Partnership did not record an impairment on its oil and natural gas properties for the three and nine months ended September 30, 2021. The Partnership recorded an impairment on its oil and natural gas properties of $22.2 million and $158.7 million for the three and nine months ended September 30, 2020, respectively, which can primarily be attributed to factors mentioned above.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim condensed consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of September 30, 2021 is 7.59 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75% for the nine months ended September 30, 2021.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. The total operating lease expense recorded for both the three months ended September 30, 2021 and 2020 was $0.1 million. The total operating lease expense recorded for both the nine months ended September 30, 2021 and 2020 was $0.4 million.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

Future minimum lease commitments as of September 30, 2021 were as follows:

	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	$3,807,914	$121,409	$486,045	$487,787	$488,725	$497,033	$1,726,915
Less: Imputed Interest	(872,141)
Total	$2,935,773

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

The Second Credit Agreement Amendment amends the 2018 Amended Credit Agreement to, among other things, (i) increase commitments under the Amended Credit Agreement’s senior secured revolving credit facility from $225.0 million to $265.0 million, the availability of which will equal the lesser of the aggregate maximum elected commitments of the lenders up to $500.0 million, subject to the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders, and the borrowing base, (ii) extend the maturity date under the 2018 Amended Credit Agreement from February 8, 2022 to June 7, 2024, (iii) reflect the change in administrative agent from Frost to with Citibank, N.A., New York (“Citibank”) under the Amended Credit Agreement, (iv) increase the applicable margin under the 2018 Amended Credit Agreement, which varies based upon the level of borrowing base usage, by 1.00% for each applicable level as set forth in the Amended Credit Agreement, such that the applicable margin will range from 2.00% to 3.00% in the case of ABR Loans (as defined in the Amended Credit Agreement) and 3.00% to 4.00% in the case of LIBOR Loans (as defined in the Amended Credit Agreement), (v) provide for a LIBOR (as defined in the Amended Credit Agreement) floor of 0.25%, (vi) modify the Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) financial covenant to permit the numerator of the Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) to be calculated as Total Debt (as defined in the Amended Credit Agreement) minus up to $25 million in unrestricted cash held by the Partnership and its restricted subsidiaries and to decreases the maximum permitted Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) from 4.0 to 1.0 to 3.5 to 1.0, and (vii) modify the conditions permitting restricted distributions to holders of Kimbell Common Units (as defined in the Amended Credit Agreement) including, among other things, a limitation on such distributions to not be in excess of the Partnership’s Projected Cash Available For Distribution (as defined in the Amended Credit Agreement). In connection with our entry into the Second Credit Agreement Amendment, the borrowing base was set at $265.0 million. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year, beginning May 1, 2021, based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries. In connection with the May 1, 2021 redetermination under the secured revolving credit facility, the borrowing base was reaffirmed at $265.0 million. The November borrowing base redetermination is currently being conducted and is expected to be finalized by the end of November 2021.

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

During the nine months ended September 30, 2021, the Partnership borrowed an additional $40.6 million under the secured revolving credit facility and repaid approximately $19.4 million of the outstanding borrowings. As of September 30, 2021, the Partnership’s outstanding balance was $192.7 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of September 30, 2021.

As of September 30, 2021, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 3.50% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.50%. For the three and nine months ended September 30, 2021, the weighted average interest rate on the Partnership’s outstanding borrowings was 3.99% and 3.84%, respectively.

NOTE 9—PREFERRED UNITS

In July 2018, the Partnership completed the private placement of 110,000 Series A preferred units to certain affiliates of Apollo Capital Management, L.P. (the “Series A Purchasers”) for $1,000 per Series A preferred unit, resulting in gross proceeds to the Partnership of $110.0 million. Until the conversion of the Series A preferred units into common units or their redemption, holders of the Series A preferred units are entitled to receive cumulative quarterly distributions equal to 7.0% per annum plus accrued and unpaid distributions. In connection with the issuance of the Series A preferred units, the Partnership granted holders of the Series A preferred units board observer rights beginning on the third anniversary of the original issuance date, and board appointment rights beginning on the fourth anniversary of the original issuance date and in the case of events of default with respect to the Series A preferred units. In May 2021, the Series A Purchasers and the Partnership agreed to waive the board observer rights, that were set to begin in July 2021, until January 2022.

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

On February 12, 2020, the Partnership completed the redemption of 55,000 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,110.72 per Series A preferred unit for an aggregate redemption price of $61.1 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than 50% of the carrying value of the Series A preferred units as of the redemption date and 50% of the original intrinsic value of the beneficial conversion feature, a deemed dividend distribution of $5.7 million was recognized in unitholders’ equity and non-controlling interest during the nine months ended September 30, 2020.

On July 7, 2021, the Partnership completed the redemption of 30,000 Series A preferred units, representing 55% of the then-outstanding Series A preferred units, with 25,000 Series A preferred units still outstanding. The Series A preferred units were redeemed at a price of $1,202.51 per Series A preferred unit for an aggregate redemption price of $36.1 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than 50% of the carrying value of the Series A preferred units as of the redemption date and 50% of the original intrinsic value of the beneficial conversion feature, a deemed dividend distribution of $3.8 million was recognized in unitholders’ equity and non-controlling interest during the three and nine months ended September 30, 2021.

The following table summarizes the changes in the number of the Series A preferred units:

Series A
Preferred Units
Balance at December 31, 2020	55,000
Redemption of Series A preferred units	(30,000)
Balance at September 30, 2021	25,000

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of September 30, 2021, the Partnership had a total of 42,916,472 common units issued and outstanding and 17,611,579 Class B units outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2020	38,918,689
Conversion of Class B units	3,168,202
Common units issued under the LTIP (1)	936,567
Restricted units repurchased for tax withholding	(106,986)
Balance at September 30, 2021	42,916,472
(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as amended, the “LTIP”) on February 25, 2021.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2021	$0.27	April 23, 2021	May 3, 2021	May 10, 2021
Q2 2021	$0.31	July 23, 2021	August 2, 2021	August 9, 2021
Q3 2021	$0.37	October 22, 2021	November 1, 2021	November 8, 2021

Q1 2020	$0.17	April 24, 2020	May 4, 2020	May 11, 2020
Q2 2020	$0.13	July 24, 2020	August 3, 2020	August 10, 2020
Q3 2020	$0.19	October 23, 2020	November 2, 2020	November 9, 2020

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2020	20,779,781
Conversion of Class B units	(3,168,202)
Balance at September 30, 2021	17,611,579

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common units	$1,837,579	$(17,795,643)	$2,624,532	$(105,125,328)

Weighted average number of common units outstanding:
Basic	41,106,157	35,423,112	39,383,172	33,540,977
Effect of dilutive securities:
Series A preferred units	—	—	—	—
Class B units	—	—	—	—
Restricted units	1,513,315	—	1,729,652	—
Diluted	42,619,472	35,423,112	41,112,824	33,540,977

Net income (loss) attributable to common units
Basic	$0.04	$(0.50)	$0.07	$(3.13)
Diluted	$0.04	$(0.50)	$0.06	$(3.13)

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2020	1,276,546	$13.604	1.788 years
Awarded	936,567	10.350	—
Vested	(419,535)	13.460	—
Unvested at September 30, 2021	1,793,578	$11.938	1.789 years

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

During the three and nine months ended September 30, 2021, no monthly services fee was paid to BJF Royalties. During the three months ended September 30, 2021, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $30,000, $75,329 and $137,120, respectively. During the nine months ended September 30, 2021, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $90,000, $225,986 and $411,360, respectively. Certain consultants who provide services under management services agreements are granted restricted units under the Partnership’s LTIP.

NOTE 14—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of September 30, 2021.

NOTE 15—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to September 30, 2021 in the preparation of its unaudited interim condensed consolidated financial statements.

Debt

On October 28, 2021 the Partnership drew down $8.0 million on the senior secured revolving credit facility to fund certain operational expenses.

Distributions

On November 2, 2021, the Partnership paid a quarterly cash distribution on the Series A preferred units of approximately $0.4 million for the quarter ended September 30, 2021.

On November 2, 2021, the Partnership paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of $17,612 for the quarter ended September 30, 2021.

On October 22, 2021, the Board of Directors declared a quarterly cash distribution of $0.37 per common unit for the quarter ended September 30, 2021. The distribution will be paid on November 8, 2021 to common unitholders and OpCo common unitholders of record as of the close of business on November 1, 2021.

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

As of September 30, 2021, we owned mineral and royalty interests in approximately 9.1 million gross acres and overriding royalty interests in approximately 4.6 million gross acres, with approximately 60% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of September 30, 2021, over 98% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 97,000 gross wells, including over 41,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as of September 30, 2021:

			Average Daily	Average Daily
			Production	Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	(Boe/d)(20:1)(2)	Well Count
Permian Basin	2,662,777	23,075	2,474	1,939	41,075
Mid‑Continent	3,955,148	41,402	1,603	968	11,267
Haynesville	786,724	7,665	3,850	1,318	8,861
Appalachia	741,354	23,202	1,996	836	3,208
Bakken	1,569,637	6,051	867	732	4,124
Eagle Ford	624,148	6,730	1,793	1,401	3,235
Rockies	74,152	1,036	974	576	12,359
Other	3,232,561	36,694	1,253	705	13,028
Total	13,646,501	145,855	14,810	8,475	97,157
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2020 Form 10-K.
(2)	“Value-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of 20 Mcf of natural gas per barrel of “oil equivalent,” which is the conversion factor we use in our business.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of September 30, 2021:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	328	270	0.56	0.82
Mid‑Continent	96	58	0.19	0.10
Haynesville	86	25	0.33	0.30
Appalachia	12	38	0.03	0.13
Bakken	153	166	0.22	0.72
Eagle Ford	74	74	0.32	0.66
Rockies	21	43	0.04	0.29
Total	770	674	1.69	3.02
(1)	The above table represents drilled but uncompleted wells and permitted locations only, and there is no guarantee that the drilled but uncompleted wells or permitted locations will be developed into producing wells in the future.

Recent Developments

Partial Redemption of Series A Preferred Units

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

On October 28, 2021 we drew down $8.0 million on the senior secured revolving credit facility to fund certain operational expenses.

Special Purpose Acquisition Company

On July 29, 2021, TGR, our newly formed special purpose acquisition company and subsidiary, filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). While TGR’s initial public offering has not been consummated, the proposed public offering is expected to have a base offering size of $200.0 million, or up to $230.0 million if the underwriter’s over-allotment is exercised in full. Certain members of our management and members of the General Partner’s Board of Directors (the “Board of Directors”) are members of the sponsor of TGR. Determinations with respect to TGR’s proposed initial public offering will be subject to market conditions and other factors. This Quarterly Report is not an offer to purchase or a solicitation of an offer to buy any securities of TGR, nor will there be any sale of securities in any jurisdiction in which such offer or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. As of September 30, 2021, we incurred $0.3 million in deferred offering costs related to the proposed offering, which is included in other current assets in our unaudited interim condensed consolidated balance sheets.

Quarterly Distributions

On November 2, 2021, we paid a quarterly cash distribution on the Series A preferred units of approximately $0.4 million for the quarter ended September 30, 2021.

Each holder of Class B units has paid five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution”) in exchange for Class B units. Each holder of Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution. On November 2, 2021, we paid a quarterly cash distribution to each Class B unitholder, resulting in a total quarterly distribution of $17,612 for the quarter ended September 30, 2021.

On October 22, 2021, Board of Directors declared a quarterly cash distribution of $0.37 per common unit for the quarter ended September 30, 2021. The distribution will be paid on November 8, 2021 to common unitholders and OpCo common unitholders of record as of the close of business on November 1, 2021.

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

Oil and natural gas prices have historically been volatile; however, the volatility in the prices for these commodities substantially increased for the 2020 period as a result of COVID-19, the OPEC announcements mentioned above and ongoing storage capacity concerns. While oil prices declined sharply in April 2020, both pricing and activity began to improve, with oil prices rising above pre-COVID-19 levels in the first half of 2021. Although strip pricing for natural gas has increased meaningfully, the impact of these developments on our business and the oil and gas industry is unpredictable. We derived approximately 37% of our revenues and 61% of our production on a Boe/d basis (6:1) from natural gas for the nine months ended September 30, 2021, which we believe presents some downside protection against depressed oil prices in the event our industry experiences a drop in oil prices similar to those experienced in 2020.

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

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	High	Low	High	Low
Oil ($/Bbl)	$75.54	$47.47	$63.27	$(36.98)
Natural gas ($/MMBtu)	$23.86	$2.43	$2.57	$1.33

On October 29, 2021, the West Texas Intermediate posted price for crude oil was $83.50 per Bbl and the Henry Hub spot market price of natural gas was $5.49 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Oil ($/Bbl)	$70.58	$40.89	$65.05	$38.04
Natural gas ($/MMBtu)	$4.35	$2.00	$3.61	$1.87

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased significantly to 513 active land rigs at September 30, 2021 compared to 251 active land rigs at September 30, 2020. The 513 active land rigs at September 30, 2021 increased by 11.8% from 459 active land rigs at June 30, 2021. The increase in rig count is primarily attributable to an uptake in the oil and natural gas market as a result of improved oil and natural gas prices.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	September 30,
Basin or Producing Region	2021	2020
Permian Basin	24	12
Mid‑Continent	10	5
Haynesville	16	8
Appalachia	—	1
Bakken	5	2
Eagle Ford	5	1
Rockies	—	1
Total	60	30

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty income
Oil sales	47%	57%	49%	57%
Natural gas sales	39%	33%	37%	34%
NGL sales	11%	10%	11%	9%
Lease bonus and other income	3%	-%	3%	-%
	100%	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through September 2023, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of net income (loss) to Adjusted EBITDA and cash available for distribution:
Net income (loss)	$7,466,496	$(25,676,624)	$11,714,289	$(162,251,073)
Depreciation and depletion expense	8,828,517	10,704,945	25,076,429	36,002,109
Interest expense	2,495,465	1,603,006	6,692,263	4,689,907
Cash distribution from affiliate	174,636	—	664,916	—
Benefit from income taxes	—	(694,864)	—	(694,864)
EBITDA	18,965,114	(14,063,537)	44,147,897	(122,253,921)
Impairment of oil and natural gas properties	—	22,237,131	—	158,698,835
Unit-based compensation	2,760,528	2,446,329	8,196,939	7,088,114
Loss on derivative instruments, net of settlements	11,251,770	6,573,098	34,969,324	4,496,376
Cash distribution from affiliate	314,786	210,999	500,389	457,410
Equity income in affiliate	(261,336)	(292,803)	(719,958)	(460,360)
Consolidated Adjusted EBITDA	33,030,862	17,111,217	87,094,591	48,026,454
Adjusted EBITDA attributable to noncontrolling interest	(9,610,844)	(5,953,129)	(26,699,083)	(17,700,368)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	23,420,018	11,158,088	60,395,508	30,326,086
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	1,426,409	902,448	3,774,193	2,474,715
Cash distributions on Series A preferred units	310,205	627,639	1,624,835	2,419,992
Restricted units repurchased for tax withholding	—	—	763,093	—
Distributions on Class B units	17,610	23,141	59,170	71,089
Cash available for distribution on common units	$21,665,794	$9,604,860	$54,174,217	$25,360,290

f
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution:
Net cash provided by operating activities	$25,122,540	$12,379,324	$69,082,654	$47,924,350
Interest expense	2,495,465	1,603,006	6,692,263	4,689,907
Benefit from income taxes	—	(694,864)	—	(694,864)
Impairment of oil and natural gas properties	—	(22,237,131)	—	(158,698,835)
Amortization of right-of-use assets	(75,593)	(69,559)	(221,294)	(205,518)
Amortization of loan origination costs	(394,582)	(275,898)	(1,148,066)	(808,534)
Equity income in affiliate	261,336	292,803	719,958	460,360
Forfeiture of restricted units	—	12,614	—	118,859
Unit-based compensation	(2,760,528)	(2,446,329)	(8,196,939)	(7,088,114)
Loss on derivative instruments, net of settlements	(11,251,770)	(6,573,098)	(34,969,324)	(4,496,376)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	6,964,956	4,272,714	13,130,343	(3,131,377)
Accounts receivable and other current assets	(55,098)	559,160	521,569	870,069
Accounts payable	(133)	194,641	(139,753)	212,162
Other current liabilities	(1,417,494)	(1,150,481)	(1,552,405)	(1,611,232)
Operating lease liabilities	76,015	69,561	228,891	205,222
EBITDA	18,965,114	(14,063,537)	44,147,897	(122,253,921)
Add:
Impairment of oil and natural gas properties	—	22,237,131	—	158,698,835
Unit-based compensation	2,760,528	2,446,329	8,196,939	7,088,114
Loss on derivative instruments, net of settlements	11,251,770	6,573,098	34,969,324	4,496,376
Cash distribution from affiliate	314,786	210,999	500,389	457,410
Equity income in affiliate	(261,336)	(292,803)	(719,958)	(460,360)
Consolidated Adjusted EBITDA	33,030,862	17,111,217	87,094,591	48,026,454
Adjusted EBITDA attributable to noncontrolling interest	(9,610,844)	(5,953,129)	(26,699,083)	(17,700,368)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	23,420,018	11,158,088	60,395,508	30,326,086
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	1,426,409	902,448	3,774,193	2,474,715
Cash distributions on Series A preferred units	310,205	627,639	1,624,835	2,419,992
Restricted units repurchased for tax withholding	—	—	763,093	—
Distributions on Class B units	17,610	23,141	59,170	71,089
Cash available for distribution on common units	$21,665,794	$9,604,860	$54,174,217	$25,360,290

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and nine months ended September 30, 2021 and 2020 include the acquisition of all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”).

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

Impairment of Oil and Natural Gas Properties

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience significant downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and natural gas prices increase the cost center ceiling applicable to the subsequent period.

We did not record an impairment on our oil and natural gas properties for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, we recorded an impairment on our oil and natural gas properties of $22.2 million and $158.7 million, respectively, which can primarily be attributed to the decline in the 12-month average price of oil and natural gas as a result of the continued impact of the external factors mentioned below.

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

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$47,638,423	$24,325,893	$122,844,684	$66,686,729
Lease bonus and other income	1,722,508	15,916	3,013,041	313,844
(Loss) gain on commodity derivative instruments, net	(17,566,617)	(5,897,646)	(45,919,531)	193,995
Total revenues	31,794,314	18,444,163	79,938,194	67,194,568
Costs and expenses
Production and ad valorem taxes	3,104,502	1,840,607	8,100,733	4,916,858
Depreciation and depletion expense	8,828,517	10,704,945	25,076,429	36,002,109
Impairment of oil and natural gas properties	—	22,237,131	—	158,698,835
Marketing and other deductions	2,996,434	2,511,919	8,842,942	6,692,850
General and administrative expenses	6,766,628	6,110,846	20,247,843	19,500,306
Total costs and expenses	21,696,081	43,405,448	62,267,947	225,810,958
Operating income (loss)	10,098,233	(24,961,285)	17,670,247	(158,616,390)
Other income (expense)
Equity income in affiliate	261,336	292,803	719,958	460,360
Interest expense	(2,495,465)	(1,603,006)	(6,692,263)	(4,689,907)
Other (expense) income	(397,608)	(100,000)	16,347	(100,000)
Net income (loss) before income taxes	7,466,496	(26,371,488)	11,714,289	(162,945,937)
Benefit from income taxes	—	(694,864)	—	(694,864)
Net income (loss)	7,466,496	(25,676,624)	11,714,289	(162,251,073)
Distribution and accretion on Series A preferred units	(4,849,996)	(1,577,968)	(8,005,932)	(6,232,620)
Net (income) loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	(761,311)	9,482,090	(1,024,655)	63,429,454
Distribution on Class B units	(17,610)	(23,141)	(59,170)	(71,089)
Net income (loss) attributable to common units	$1,837,579	$(17,795,643)	$2,624,532	$(105,125,328)
Production Data:
Oil (Bbls)	345,273	362,363	1,003,795	1,060,957
Natural gas (Mcf)	4,995,962	4,601,729	14,267,115	13,283,208
Natural gas liquids (Bbls)	184,591	173,392	525,486	504,066
Combined volumes (Boe) (6:1)	1,362,524	1,302,710	3,907,134	3,778,891

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2021, our oil, natural gas and NGL revenues were $47.6 million, an increase of $23.3 million from $24.3 million for the three months ended September 30, 2020. The increase in oil, natural gas and NGL revenues was directly related to the increase in the average prices we received for oil, natural gas and NGL production for the three months ended September 30, 2021 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 1,362,524 Boe or 14,810 Boe/d, for the three months ended September 30, 2021, an increase of 59,814 Boe or 650 Boe/d, from 1,302,710 Boe or 14,160 Boe/d, for the three months ended

September 30, 2020. The increase in production for the three months ended September 30, 2021 from September 30, 2020 was primarily attributable to production associated with the assets located in the Haynesville, Bakken and Rockies basins, partially offset by a reduction in production in the Permian basin.

Our operators received an average of $67.47 per Bbl of oil, $3.82 per Mcf of natural gas and $28.42 per Bbl of NGL for the volumes sold during the three months ended September 30, 2021 compared to $38.36 per Bbl of oil, $1.76 per Mcf of natural gas and $13.42 per Bbl of NGL for the volumes sold during the three months ended September 30, 2020. These average prices received during the three months ended September 30, 2021 increased 75.9% or $29.11 per Bbl of oil and 117.0% or $2.06 per Mcf of natural gas as compared to the three months ended September 30, 2020. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increases of 72.6% or $29.69 per Bbl of oil and 117.5% or $2.35 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $1.7 million for the three months ended September 30, 2021 compared to $0.02 million for the three months ended September 30, 2020. The increase in lease bonus and other income is primarily related to a $1.5 million lease bonus received during the three months ended September 30, 2021 related to properties in the Permian Basin.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended September 30, 2021 included $11.2 million of mark-to-market losses and $6.4 million of losses on the settlement of commodity derivative instruments compared to $6.6 million of mark-to-market losses and $0.7 million of gains on the settlement of commodity derivative instruments for the three months ended September 30, 2020. We recorded a mark-to-market loss for the three months ended September 30, 2021 as a result of the increase in the strip pricing of oil and natural gas from the three months ended June 30, 2021 to the three months ended September 30, 2021. We recorded a mark-to-market loss for the three months ended September 30, 2020 as a result of the increase in the strip pricing of oil and natural gas from the three months ended June 30, 2020 to the three months ended September 30, 2020.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended September 30, 2021 were $3.1 million, an increase of $1.3 million from $1.8 million for the three months ended September 30, 2020. The increase in production and ad valorem taxes was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the three months ended September 30, 2021.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended September 30, 2021 was $8.8 million, a decrease of $1.9 million from $10.7 million for the three months ended September 30, 2020. The decrease in depreciation and depletion expense was due to the impairment that was recorded during the year ended December 31, 2020, which significantly reduced our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $6.21 for the three months ended September 30, 2021, a decrease of $1.95 per barrel from the $8.16 average depletion rate per barrel for the three months ended September 30, 2020. The decrease in the depletion rate was due to the significant impairment that was recorded during the year ended December 31, 2020, which significantly reduced our net capitalized oil and natural gas properties.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

We did not record an impairment expense on our oil and natural gas properties for the three months ended September 30, 2021. We recorded an impairment expense on our oil and natural gas properties of $22.2 million during the three months ended September 30, 2020. The impairment recorded during the three months ended September 30, 2020 was due to a significant decline in the trailing twelve month average of oil and natural gas prices, related to reduced demand for oil and natural gas as a result of COVID-19, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, and other supply factors.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended September 30, 2021 were $3.0 million, an increase of $0.5 million from $2.5 million for the three months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $6.8 million, an increase of $0.7 million from $6.1 million for the three months ended September 30, 2020. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to a $0.3 million increase in unit-based compensation expense cash general and administrative expenses resulting from increases in salaries and wages and our costs associated with company growth.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $2.5 million compared to $1.6 million for the three months ended September 30, 2020. The increase in interest expense was primarily due to debt incurred in 2021 to fund the redemption of the Series A preferred units.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Oil, Natural Gas and NGL Revenues

For the nine months ended September 30, 2021, our oil, natural gas and NGL revenues were $122.8 million, an increase of $56.1 million from $66.7 million for the nine months ended September 30, 2020. The increase in oil, natural gas and NGL revenues was directly related to the increase in the average prices we received for oil, natural gas and NGL production for the nine months ended September 30, 2021 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 3,907,134 Boe or 14,312 Boe/d, for the nine months ended September 30, 2021, an increase of 128,243 Boe or 520 Boe/d, from 3,778,891 Boe or 13,792 Boe/d, for the nine months ended September 30, 2020. The increase in production for the nine months ended September 30, 2021 was primarily attributable to production associated with the Springbok Acquisition, which accounted for 192,024 Boe. The increase was partially offset by a reduction in production on our other assets as a result of the COVID-19 outbreak and international supply and demand imbalances and, to a lesser extent, the winter storms experienced in parts of the United States in February 2021, which caused the temporary shut-in of certain properties in which we have an interest. See Business Environment — COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas for further discussion.

Our operators received an average of $61.99 per Bbl of oil, $3.28 per Mcf of natural gas and $26.27 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2021 compared to $36.08 per Bbl of oil, $1.70 per Mcf of natural gas and $11.47 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2020. These average prices received during the nine months ended September 30, 2021 increased 71.8% or $25.91 per Bbl of oil and 92.9% or $1.58 per Mcf of natural gas as compared to the nine months ended September 30, 2020. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increases of 71.0% or $27.01 per Bbl of oil and 93.0% or $1.74 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income increased by $2.7 million to $3.0 million for the nine months ended September 30, 2021 compared to $0.3 million for the nine months ended September 30, 2020. The increase in lease bonus and other income is primarily related to a $1.5 million lease bonus received during the nine months ended September 30, 2021, related to properties in the Permian Basin, and also due to the volatility and uncertainty experienced in the oil and gas market for the 2020 period, which discouraged operators from drilling new wells.

(Loss) Gain on Commodity Derivative Instruments

Loss on commodity derivative instruments for the nine months ended September 30, 2021 included $35.4 million of mark-to-market losses and $10.5 million of losses on the settlement of commodity derivative instruments compared to $4.5 million of mark-to-market losses and $4.7 million of gains on the settlement of commodity derivative instruments for the nine months ended September 30, 2020. We recorded a mark-to-market loss for the nine months ended September 30, 2021 as a result of the continued increase in strip pricing from December 31, 2020. The mark-to-market gain for the nine months ended September 30, 2020 was attributable to the decrease in the price of oil and natural gas contracts relative to the fixed-price in our open derivative contracts, which was partially offset by the increase in volumes hedged due to the Springbok Acquisition.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the nine months ended September 30, 2021 were $8.1 million, an increase of $3.2 million from $4.9 million for the nine months ended September 30, 2020. The increase in production and ad valorem taxes was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the nine months ended September 30, 2021, and to a lesser extent, production and ad valorem taxes associated with the Springbok Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the nine months ended September 30, 2021 was $25.1 million, a decrease of $10.9 million from $36.0 million for the nine months ended September 30, 2020. The decrease in depreciation and depletion expense was due to the impairment that was recorded during the year ended December 31, 2020, which significantly reduced our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $6.18 for the nine months ended September 30, 2021, a decrease of $3.29 per barrel from the $9.47 average depletion rate per barrel for the nine months ended September 30, 2020. The decrease in the depletion rate was due to the significant impairment that was recorded during the year ended December 31, 2020, which significantly reduced our net capitalized oil and natural gas properties.

Impairment of Oil, Natural Gas and Natural Gas Liquids Expense

We did not record an impairment expense on our oil and natural gas properties for the nine months ended September 30, 2021. We recorded an impairment expense on our oil and natural gas properties of $158.7 million during the nine months ended September 30, 2020. The impairment recorded during the nine months ended September 30, 2020 was due to a significant decline in the trailing twelve month average of oil and natural gas prices, related to reduced demand for oil and natural gas as a result of COVID-19, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, and other supply factors.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the nine months ended September 30, 2021 were $8.8 million, an increase of $2.1 million from $6.7 million for the nine months ended September 30, 2020, which was primarily attributable to the increase in prices for oil, natural gas and NGL production.

General and Administrative Expenses

General and administrative expenses remained relatively flat at $20.2 million for the nine months ended September 30, 2021 compared to $19.5 million for the nine months ended September 30, 2020.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was $6.7 million compared to $4.7 million for the nine months ended September 30, 2020. The increase in interest expense was primarily due to debt incurred in 2021 to fund the redemption of the Series A preferred units.

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

In light of the unprecedented global economic impact resulting from the COVID-19 pandemic, the related impact to the United States oil and natural gas markets and the potential for further curtailments of production, the Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the third quarter of 2021 for the repayment of $7.6 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the third quarter of 2021. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 2,224,358 common units and 2,497,134 OpCo common units and an equal number of Class B units as partial consideration in connection with the Springbok Acquisition. The

Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our third quarter 2021 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
Cash Flow Data:
Net cash provided by operating activities	$69,082,654	$47,924,350
Net cash used in investing activities	(755,777)	(88,833,570)
Net cash (used in) provided by financing activities	(65,433,098)	39,052,659
Net increase (decrease) in cash and cash equivalents	$2,893,779	$(1,856,561)

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2021 were $69.1 million, an increase of $21.2 million compared to $47.9 million for the nine months ended September 30, 2020. The increase in cash flows provided by operating activities was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the nine months ended September 30, 2021.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2021 were $0.8 million compared to $88.8 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we used $0.7 million primarily to fund the renovation of office space and $0.5 million primarily to fund the acquisition of assets from Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Oil Nut Bay Royalties, LP (“Oil Nut Bay”), partially offset by a $0.5 million cash distribution received in connection with a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP during the period. For the nine months ended September 30, 2020, we used $87.5 million primarily to fund the Springbok Acquisition and $1.8 million to fund the capital commitments of the Joint Venture, partially offset by a $0.5 million cash distribution received in connection with the Joint Venture.

Financing Activities

Cash flows used in financing activities were $65.4 million for the nine months ended September 30, 2021 compared to $39.1 million of cash flows provided by financing activities for the nine months ended September 30, 2020. Cash flows used in financing activities for the nine months ended September 30, 2021 consists of $48.9 million of distributions paid to holders of common units and OpCo common units, Series A preferred units and Class B units, $36.1 million to fund the redemption of Series A preferred units, $19.4 million used to repay borrowings under out secured revolving credit facility, $1.1 million of restricted units repurchased for tax withholding, $0.3 million payment of loan origination costs and $0.2 million paid in connection with the redemption of Class B units, partially offset by $40.6 million of additional borrowings under our secured revolving credit facility. Cash flows provided by financing activities for the nine months ended September 30, 2020 consists of $157.1 million of additional borrowings under our secured revolving credit facility and $73.6 million in proceeds from the 2020 equity offering. Cash flows provided by financing activities for the nine months ended September 30, 2020 were partially offset by $87.5 million used to repay borrowings under our secured revolving credit facility, $61.1 million to fund the redemption of Series A preferred units, $42.6 million of distributions paid to holders of common units and OpCo common units, Series A preferred units and Class B units and $0.4 million paid in connection with the redemption of Class B units.

Capital Expenditures

During the nine months ended September 30, 2021, we paid approximately $0.5 million primarily in connection with the acquisition of assets from Nail Bay Royalties and Oil Nut Bay. During the nine months ended September 30, 2020, we paid approximately $87.5 million primarily in connection with the Springbok Acquisition.

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

The Second Credit Agreement Amendment increased aggregate commitments under the 2018 Amended Credit Agreement from $225.0 million to $265.0 million providing for maximum availability of $265.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million, subject to the limitations of our borrowing base and satisfaction of certain conditions, including the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders and the borrowing base. In connection with our entry into the Second Credit Agreement Amendment, the borrowing base was set at $265.0 million. The borrowing base will be redetermined semiannually on May 1 and November 1 of each year, beginning May 1, 2021, based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries. In connection with the May 1, 2021 redetermination under the secured revolving credit facility, the borrowing base was reaffirmed at $265.0 million. The November borrowing base redetermination is currently being conducted and is expected to be finalized by the end of November 2021.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units and OpCo common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of September 30, 2021, we had outstanding borrowings of $192.7 million under the secured revolving credit facility and $72.3 million of available capacity.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2020 Form 10-K. As of September 30, 2021, we did not have any off-balance sheet arrangements. See Note 7—Leases to the unaudited interim condensed consolidated financial statements for additional information regarding our operating leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil, natural gas and NGL production of our operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil, natural gas and NGL production has been volatile and unpredictable for several years, and we expect commodity prices to be even more volatile in the future as a result of COVID-19, ongoing international supply and demand imbalances and limited international storage capacity. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we entered into commodity derivative contracts to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2021, we had three counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of September 30, 2021, we had total borrowings outstanding under our secured revolving credit facility of $192.7 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $1.9 million annually, assuming that our indebtedness remained constant throughout the year.

On January 27, 2021, we entered into an interest rate swap with Citibank, which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility (which represented approximately 78% of our outstanding balance as of September 30, 2021), at approximately 3.9% for the period ending on January 29, 2024. We use an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of our secured revolving credit facility from a floating to a fixed rate. For the three and nine months ended September 30, 2021, we recognized a $0.1 million loss and $0.3 million gain on interest rate swaps, respectively, which are included in other income in the accompanying unaudited interim condensed consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: November 4, 2021	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: November 4, 2021	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer