Form 10-K
period 2021-12-31
Kimbell Royalty Partners, LP
filed 2022-02-25
CIK 1657788

f WTI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2021, was $630.7 million, based on the closing price of such common units of $12.85 as reported on the New York Stock Exchange on June 30, 2021. As of February 18, 2022, the registrant had outstanding 47,161,782 common units representing limited partner interests and 17,611,579 Class B units representing limited partner units.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Annual Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and NGLs, including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including any energy and environmental proposals supported by the Biden administration and/or the United States Congress, weakness in the capital markets or the ongoing and potential impact to financial markets and worldwide economic activity resulting from the ongoing coronavirus (“COVID-19”) pandemic and related governmental actions;
●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impacts of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;

●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including the Biden administration’s proposals and recent executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions;
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;
●	the ability of Kimbell Tiger Acquisition Corporation (“TGR”) to select an appropriate target business or businesses, enter into a binding agreement with a target and complete its initial business combination, as well as its ability to obtain necessary financing to complete its initial business combination;
●	the overall performance and success of any target business or businesses selected by TGR for its initial business combination; and
●	certain factors discussed elsewhere in this Annual Report.

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

Summary of Risk Factors

Risks Related to Business Disruptions

●	The ongoing COVID-19 pandemic and the related impact on oil and natural gas prices have adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.
●	A terrorist attack or armed conflict could harm our business.
●	Cyber-attacks targeting systems and infrastructure used by the oil and gas industry and related regulations may adversely impact our operations and, if we are unable to obtain and maintain adequate protection for our data, our business may be harmed.

Risks Related to Our Organization and Structure

●	We may not have sufficient available cash to pay any quarterly distribution on our common units.
●	The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow and not solely on profitability, which may prevent us from paying cash distributions during periods when we record net income.
●	The amount of our quarterly cash distributions, if any, may vary significantly both quarterly and annually and is directly dependent on the performance of our business. We do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time and could pay no distribution with respect to any particular quarter.
●	Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
●	The limited liability company agreement of our General Partner contains restrictive covenants, governance and other provisions that may restrict our ability to pursue our business strategies.
●	Our General Partner and its affiliates, including our Sponsors and their respective affiliates, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our unitholders. Additionally, we have no control over the business decisions and operations of our Sponsors and their respective affiliates, which are under no obligation to adopt a business strategy that favors us.
●	Our partnership agreement does not restrict our Sponsors and their respective affiliates or the Contributing Parties from competing with us. Certain of our directors and officers may in the future spend significant time serving, and may have significant duties with, investment partnerships or other private entities that compete with us in seeking out acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
●	Our General Partner intends to limit its liability regarding our obligations.
●	Neither we, our General Partner nor our subsidiaries have any employees, and we rely solely on Kimbell Operating to manage and operate, or arrange for the management and operation of, our business. The management team of Kimbell Operating, which includes the individuals who will manage us, also provides substantially similar services to other entities and thus is not solely focused on our business.
●	Our partnership agreement replaces fiduciary duties applicable to a corporation with contractual duties and restricts the remedies available to our unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.

●	Our partnership agreement replaces our General Partner’s fiduciary duties to our unitholders with contractual standards governing its duties.
●	Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors, which could reduce the price at which our common units will trade.
●	Even if our unitholders are dissatisfied, they cannot initially remove our General Partner without its consent.
●	Our partnership agreement restricts the voting rights of unitholders owning 20% or more of the interests in any class of our securities, subject to certain exceptions.
●	Cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our common unitholders. Our partnership agreement and the limited liability company agreement of the Operating Company do not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. The amount and timing of such reimbursements will be determined by our General Partner.
●	Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
●	Our sole cash-generating asset is our membership interest in the Operating Company and we are accordingly dependent upon distributions from the Operating Company to pay taxes and cover our expenses and to make distributions to our unitholders.
●	Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for the obligations of the partnership.
●	Increases in interest rates may cause the market price of our common units to decline.
●	Our General Partner has a call right that may require unitholders to sell their units at an undesirable time or price.
●	We may issue additional common units and other equity interests without unitholder approval, which would dilute existing common unitholder ownership interests.
●	There are no limitations in our partnership agreement on our ability to issue units ranking senior in right of distributions or liquidation to our common units.
●	The market price of our common units could be materially adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by our Sponsors, the Contributing Parties and other selling unitholders pursuant to any registration rights agreements.
●	The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment.
●	For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.
●	The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.
●	Our partnership agreement includes exclusive forum, venue and jurisdiction provisions. By acquiring an interest in us, a limited partner is irrevocably consenting to these provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts.

●	If a unitholder is an ineligible holder, the units of such unitholder may be subject to redemption.

Risks Related to Economic Conditions and Our Industry

●	All of our revenues are derived from royalty payments that are based on the price at which oil, natural gas and NGLs produced from the acreage underlying our interests is sold. The volatility of these prices due to factors beyond our control greatly affects our business, financial condition, results of operations and cash available for distribution on common units.
●	A deterioration in general economic, business or industry conditions would materially adversely affect our results of operations, financial condition and cash available for distribution on common units.
●	Conservation measures and technological advances could reduce demand for oil and natural gas.
●	Competition in the oil and natural gas industry is intense, which may adversely affect our operators’ ability to succeed.
●	The results of exploratory drilling in shale plays will be subject to risks associated with drilling and completion techniques and drilling results may not meet our expectations for reserves or production.
●	The marketability of oil and natural gas production is dependent upon transportation and other facilities, certain of which neither we nor the operators of our properties control. If these facilities are unavailable, our operators’ operations could be interrupted and our results of operations and cash available for distribution on common units could be materially adversely affected.
●	Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that may materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units.

Risks Related to Our Indebtedness and Derivatives

●	Our derivative activities could result in financial losses and reduce earnings.
●	Restrictions in our secured revolving credit facility and future debt agreements could limit our growth and our ability to engage in certain activities, including our ability to pay distributions to our unitholders.
●	Any significant reduction in our borrowing base under our secured revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.
●	Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

Risks Related to Our Operations

●	Our business is difficult to evaluate because we have made several significant acquisitions.
●	We depend on unaffiliated operators for all of the exploration, development and production on the properties in which we own mineral and royalty interests. Substantially all of our revenue is derived from royalty payments made by these operators. A reduction in the expected number of wells to be drilled on the acreage underlying our interests by these operators or the failure of these operators to adequately and efficiently develop and operate the underlying acreage could materially adversely affect our results of operations and cash available for distribution on common units.
●	We may not be able to terminate our leases if any of the operators of the properties in which we own mineral interests declare bankruptcy, and we may experience delays and be unable to replace operators that do not make royalty payments.
●	Our future success depends on replacing reserves through acquisitions and the exploration and development activities of the operators of our properties.
●	Our failure to successfully identify, complete and integrate acquisitions of properties or businesses would slow our growth and could materially adversely affect our results of operations and cash available for distribution on common units.
●	Any acquisitions of additional mineral and royalty interests that we complete will be subject to substantial risks.
●	If we are unable to make acquisitions on economically acceptable terms from our Sponsors, the Contributing Parties or third parties, our future growth will be limited.
●	Project areas on our properties, which are in various stages of development, may not yield oil or natural gas in commercially viable quantities.
●	Our estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
●	We do not intend to retain cash from our operations for replacement capital expenditures. Unless we replenish our oil and natural gas reserves, our cash generated from operations and our ability to pay distributions to our unitholders could be materially adversely affected.
●	We rely on a few key individuals whose absence or loss could materially adversely affect our business.
●	Loss of our or our operators’ information and computer systems could materially adversely affect our business.
●	Title to the properties in which we have an interest may be impaired by title defects.
●	The potential drilling locations identified by the operators of our properties are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
●	Acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. Our operators’ failure to drill sufficient wells to hold acreage may result in loss of the lease and prospective drilling opportunities.
●	The unavailability, high cost, or shortages of rigs, equipment, raw materials, supplies or personnel may restrict or result in increased costs for operators related to developing and operating our properties.

●	Operating hazards and uninsured risks may result in substantial losses to the operators of our properties, and any losses could materially adversely affect our results of operations and cash available for distribution on common units.
●	If the operators of our properties suspend our right to receive royalty payments due to title or other issues, our business, financial condition, results of operations and cash available for distribution on common units may be adversely affected.
●	We will be required to take write-downs of the carrying values of our properties if commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value.

Tax Risks to Common Unitholders

●	We may incur substantial income tax liabilities on our allocable share of income from the Operating Company.
●	Taxable gain or loss on the sale of our common units could be more or less than expected.
●	Our tax liability may be greater than expected if we do not generate sufficient depletion deductions to offset our taxable income and reduce our tax liability.
●	Future tax legislation could have an adverse impact on our cash tax liabilities, results of operations and financial condition, which could affect our cash available for distribution on common units and the value of our common units.
●	Certain decreases in the price of our common units could adversely affect our amount of cash available for distribution on common units.
●	The IRS Form 1099-DIV that you receive from your broker may over-report your dividend income with respect to our units for United States federal income tax purposes, and failure to report your dividend income in a manner consistent with the IRS Form 1099-DIV that you receive from your broker may cause the IRS to assert audit adjustments to your United States federal income tax return.
●	The portion of our distributions taxable as dividends may be greater than expected.
●	If the Operating Company were to become a publicly traded partnership taxable as a corporation for United States federal income tax purposes, we and the Operating Company might be subject to potentially significant tax inefficiencies.

Legal, Environmental and Regulatory Risks

●	Oil and natural gas operations are subject to various governmental laws and regulations. Compliance with these laws and regulations can be burdensome and expensive, and failure to comply could result in significant liabilities, which could reduce our cash available for distribution on common units.
●	The operators of our properties are subject to complex and evolving environmental and occupational health and safety laws and regulations. As a result, they may incur significant delays, costs and liabilities that could materially adversely affect our business and financial condition.
●	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
●	The adoption of climate change legislation and regulations could result in increased operating costs and reduced demand for the oil and natural gas that our operators produce.

General Risk Factors

●	Increased costs of capital could materially adversely affect our business.
●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Risks Related to Our Investment in TGR

●	TGR may not be able to complete its initial business combination within the prescribed time frame, in which case it would cease all operations except for the purpose of winding up and it would redeem its public shares and liquidate. In that circumstance, we would lose our entire investment in TGR, including the Private Placement Warrants.
●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
●	We and TGR have overlapping directors and management, which may lead to conflicting interests.

PART I

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” “our Partnership,” “we,” “our,” “us” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” refer to our subsidiary Kimbell Royalty Operating, LLC. References to “our General Partner” refer to Kimbell Royalty GP, LLC. References to “our Sponsors” refer to affiliates of our founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to “Kimbell Holdings” refer to Kimbell GP Holdings, LLC, a jointly owned subsidiary of our Sponsors and the parent of our General Partner. References to the “Contributing Parties” refer to all entities and individuals, including affiliates of our Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to us at the closing of our initial public offering (“IPO”). References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of our General Partner, which has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties as described herein.

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

The diagram below depicts a simplified version of our organizational structure as of February 18, 2022:

Sponsors (1)
100% Membership Interest
Kimbell GP Holdings, LLC
100% Membership Interest
Kimbell Royalty GP, LLC (General Partner)
100% Membership Interest
Kimbell Operating Company, LLC (4)
Public Unitholders (2)
47,131,782 Common Units
72.76% Limited Partner Interest
30,000 Common Units
0.05% Limited Partner Interest
Non-economic General Partner Interest
Class B Unitholders (3)
17,611,579 Class B Units
27.19% Limited Partner Interest
Kimbell Royalty Partner, LP (NYSE: KRP)
17,611,579 OpCo Units
27.19% OpCo Membership Interest
47,161,782 OpCo Units
72.81% OpCo Membership Interest
Kimbell Royalty Operating, LLC
Subsidiaries
Kimbell Tiger Acquisition Sponsor, LLC
2,500 shares Class A common stock
5,750,100 shares Class B common stock
14,100,000 private placement warrants
Public Stockholders
23,000,0000 Class A common stock
11,500,000 public warrants
Kimbell Tiger Acquisition Corp.
100 Class A Units
5,750,000 Class B Units
Managing Member
23,002,500 Class A Units
25,600,000 Opco warrants
Kimbell Tiger Operating Company, LLC

(1)	The Sponsors are affiliates of our founders, Messrs. Fortson, R. Ravnaas, Taylor and Wynne.
(2)	Includes common units beneficially owned by the Sponsors other than those reflected as held by Kimbell GP Holdings, LLC. Also includes common units beneficially owned by our directors and officers and other of our affiliates.
(3)	Includes the Kimbell Art Foundation, Cupola Royalty Direct LLC, Rivercrest Capital Partners LP and certain affiliates of PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC.
(4)	Kimbell Operating has entered into a management services agreement with us and separate management services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties for the provision of certain management, administrative and operational services.

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

On April 17, 2020, we completed the acquisition of all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”) from the owners of such entities (collectively, the “Springbok Sellers”). The aggregate consideration for the Springbok Acquisition consisted of (i) approximately $95.0 million in cash, (ii) the issuance of 2,224,358 common units and (iii) the issuance of 2,497,134 OpCo common units and an equal number of Class B units. At the time of the Springbok Acquisition, the acreage acquired had over 90 operators on 2,160 net royalty acres across core areas of the Delaware Basin, DJ Basin, Haynesville, STACK, Eagle Ford and other U.S. leading basins.

On December 7, 2021, we completed the acquisition of all of the equity interests in certain subsidiaries owned by Caritas Royalty Fund LLC and certain of its affiliates (the “Cornerstone Acquisition”) for an aggregate purchase price of approximately $54.6 million in cash. The Partnership funded the payment of the purchase price with borrowings under its secured revolving credit facility. The assets acquired in the Cornerstone Acquisition consisted of approximately 26,000 gross producing wells across the Permian, Mid-Continent, Haynesville and other leading U.S. basins.

Kimbell Tiger Acquisition Corporation

In April 2021, we formed Kimbell Tiger Acquisition Corporation (“TGR”) as a special purpose acquisition company, or SPAC, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The sponsor of TGR is Kimbell Tiger Acquisition Sponsor, LLC (the “TGR Sponsor”), which is a wholly owned subsidiary of the Operating Company. The Sponsor owns a combination of equity securities in TGR and TGR’s operating company, Kimbell Tiger Operating Company, LLC (“TGR Opco”), that represent 20% of the total outstanding shares of common stock of TGR. TGR intends to focus its search for a target business in the energy and natural resources industry in North America.

On February 8, 2022, TGR completed its initial public offering of 23,000,000 units, including 3,000,000 units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option. Each unit had an offering price of $10.00 and consists of one share of Class A common stock of the TGR, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of TGR (each such whole warrant, a “Public Warrant”). Each Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share.

On February 8, 2022, simultaneously with the closing of TGR’s IPO and pursuant to a separate private placement warrants purchase agreement dated February 3, 2022, TGR completed the private sale of 14,100,000 warrants (the “Private Placement Warrants”) to the TGR Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $14,100,000. Each Private Placement Warrant is exercisable to purchase for $11.50 one share of Class A Common Stock.

Of the net proceeds of TGR’s IPO and the sale of the Private Placement Warrants, $236,900,000, including $8,050,000 of deferred underwriting discounts and commissions, has been deposited into a U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

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

Overview of Our Oil and Gas Assets and Operations

As of December 31, 2021, we owned mineral and royalty interests in approximately 11.4 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 62% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of December 31, 2021, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including approximately 100% of our overriding royalty interests), and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 122,000 gross wells, including over 46,000 wells in the Permian Basin. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we benefit from the continued development of the properties in which we own an interest without the need for investment of additional capital by us.

As of December 31, 2021, the estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 45,474 MBoe (42.2% liquids, consisting of 65.2% oil and 34.8% NGLs) based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”). All of our reserves were classified as PDP reserves. The properties underlying our mineral and royalty interests typically have low estimated decline rates. Our PDP reserves have an average estimated yearly decline rate of 11.8% during the initial five-years.

Our revenues are derived from royalty payments we receive from the operators of our properties based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of December 31, 2021, there were approximately 1,500 operators actively producing on our acreage, with our top ten operators (Chesapeake Operating, Inc., SWN Production Company LLC, Chevron USA, Inc., EOG Resources, Inc., Pioneer Natural Resources Company, PDC Energy, Inc., XTO Energy, Inc., Aethon Energy Operating, Continental Resources, Inc. and Occidental Petroleum Corporation) together accounting for approximately 36.8% of our revenues.

During the years ended December 31, 2021, 2020 and 2019, payments we received from our top purchaser accounted for approximately 6.0%, 7.1% and 6.0%, respectively, of our revenues. We do not believe that the loss of any individual purchaser would have a material adverse effect on us due to the high number of purchasers actively producing on our acreage. As of December 31, 2021, there were 61 rigs operating on our acreage compared to 39 rigs operating on our acreage as of December 31, 2020. The increase in rig count was primarily attributable to the COVID-19 outbreak and international supply and demand imbalances, which both originated during the 2020 period and caused a significant reduction in rig count during 2020. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Business Environment — COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas” for further discussion.

Our revenues and the amount of cash available for distribution on common units may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. For the year ended December 31, 2021, our revenues were generated 49% from oil sales, 37% from natural gas sales, 12% from NGL sales and 2% from other sales.

Business Strategies

Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, our Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest. We will also seek to utilize TGR to further our primary business objective. We intend to accomplish this objective by executing the following strategies:

●	Acquire additional mineral and royalty interests from third parties and leverage our relationships with our Sponsors, the Contributing Parties and TGR to grow our business. We intend to make opportunistic acquisitions of mineral and royalty interests that have substantial resource and organic growth potential and meet our acquisition criteria, which include (i) mineral and royalty interests in high-quality producing acreage that enhance our asset base, (ii) significant amounts of recoverable oil and natural gas in place with geologic support for future production and reserve growth and (iii) a geographic footprint complementary to our diverse portfolio. For example, on December 7, 2021, we completed the Cornerstone Acquisition, which consisted of approximately 26,000 gross producing wells, enhancing our asset base.

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

We may also seek to pursue an acquisition opportunity jointly with TGR. We may co-invest with TGR in the target business at the time of its initial business combination, or we may seek to acquire assets from the target business or other equity or equity-linked securities from the business or TGR. In addition, we may seek to acquire a royalty interest in the underlying assets of the target business at the time of its initial business combination. We may elect to take these or other actions to, among other reasons, (i) increase the amount of committed capital available to consummate TGR’s initial business combination, including in the event that the market for issuing securities to unaffiliated investors in a private investment in public equity, or PIPE, is challenging or difficult to consummate at the desired issue price, (ii) reduce dilution in connection with raising equity capital for TGR’s initial business combination, and (iii) demonstrate synergies among KRP and the target business, especially in light of our knowledge and expertise in the oil and gas sector, our royalty interest ownership and the industry network of our management team and board of directors. However, we have no obligation to make any such investment or acquisition.

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
●	Benefit from reserve, production and cash flow growth through organic production growth and development of our mineral and royalty interests. Our assets consist of diversified mineral and royalty interests. As of December 31, 2021, 67% and 61% of our well count and gross aggregate acreage, respectively, are located in the Permian Basin, Mid-Continent and Haynesville, which are some of the most active areas in the country. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post-production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. As such, we benefit from the continued development of the properties we own a mineral or royalty interest in without the need for investment of additional capital by us.
●	Maintain a conservative capital structure and prudently manage our business for the long term. We are committed to maintaining a conservative capital structure that will afford us the financial flexibility to execute our business strategies on an ongoing basis. The limited liability company agreement of our General Partner contains provisions that prohibit certain actions without a supermajority vote of at least 66 2/3% of the members of the General Partner’s Board of Directors (the “Board of Directors”). Among the actions requiring a supermajority vote are the incurrence of borrowings in excess of 2.5 times our Debt to EBITDAX Ratio (as defined in our General Partner’s limited liability company agreement) for the preceding four quarters and the issuance of any partnership interests that rank senior in right of distributions or liquidation to our common units.

We have a $275.0 million secured revolving credit facility with an elected commitment amount feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base, which is currently $275.0 million, and the satisfaction of certain conditions, including the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders. During the year ended December 31, 2021, the Board of Directors approved the repayment of $27.5 million in outstanding borrowings under our secured revolving credit facility, which reduced our cash available for distribution on common units. Of the $27.5 million, $8.0 million was approved in connection with the fourth quarter distribution and will be repaid in the first quarter of 2022. With respect to future quarters, the Board of Directors may continue to allocate cash generated by our business to the repayment of outstanding borrowings under our secured revolving credit facility. We believe that this liquidity, along with internally generated cash from operations and access to capital markets, will provide us with the financial flexibility to grow our production, reserves and cash generated from operations through strategic acquisitions of mineral and royalty interests and the continued development of our existing assets.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

●	Significant diversified portfolio of mineral and royalty interests in mature producing basins and exposure to undeveloped opportunities. We have a diversified, low decline asset base with exposure to high-quality conventional and unconventional plays. As of December 31, 2021, we owned mineral and royalty interests in approximately 11.4 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 62% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin, and as of December 31, 2021, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including approximately 100% of our overriding royalty interests), and substantially all of those leases were held by production. The estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 45,474 MBoe (42.2% liquids, consisting of 65.2% oil and 34.8% NGLs) based on the reserve report prepared by Ryder Scott. All of our reserves were classified as PDP reserves. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays without further required investment on our behalf. We believe that we will continue to benefit from these cost-free additions to production and reserves for the foreseeable future as a result of technological advances and continuing interest by third-party producers in development activities on our acreage.
●	Exposure to many of the leading resource plays in the United States. We expect the operators of our properties to continue to drill new wells and to complete drilled but uncompleted wells on our acreage, which we believe should substantially offset the natural production declines from our existing wells. We believe that our operators have significant drilling inventory remaining on the acreage underlying our mineral or royalty interests in multiple resource plays. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 122,000 gross wells, including over 46,000 wells in the Permian Basin.
●	Financial flexibility to fund expansion. We believe that our conservative capital structure will permit us to maintain financial flexibility to allow us to opportunistically purchase strategic mineral and royalty interests, subject to the supermajority vote provisions of the limited liability company agreement of our General Partner as discussed above. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for further information. We believe that we will be able to expand our asset base through acquisitions utilizing our secured revolving credit facility, internally generated cash from operations and access to capital markets.
●	Experienced and proven management team with a track record of making acquisitions. The members of our management team and Board of Directors have an average of over 30 years of oil and gas experience. Our management team and Board of Directors, which includes our founders, have a long history of buying mineral and royalty interests in high-quality producing acreage throughout the United States. Certain members of our management team have managed a significant investment program, investing in over 160 acquisitions. We believe we have a proven competitive advantage in our ability to source, engineer, evaluate, acquire and manage mineral and royalty interests in high-quality producing acreage.

Our Properties

Material Basins and Producing Regions

The following is an overview of the United States basins and producing regions we consider most material to our current and future business.

●	Permian Basin. The Permian Basin extends from southeastern New Mexico into west Texas and is currently one of the most active drilling regions in the United States. It includes three geologic provinces: the Midland Basin to the east, the Delaware Basin to the west, and the Central Basin in between. The Permian Basin consists of mature legacy onshore oil and liquids-rich natural gas reservoirs and has been actively drilled over the past 90 years. The extensive operating history, favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, horizontal development potential and liquids-rich reserves make the Permian Basin one of the most prolific oil-producing regions in the United States. Our acreage underlies prospective areas for the Wolfcamp play in the Midland and Delaware Basins, the Spraberry formation in the Midland Basin, and the Bone Springs formation in the Delaware Basin, which are among the most active plays in the country.

●	Mid-Continent. The Mid-Continent is a broad area containing hundreds of fields in Arkansas, Kansas, Louisiana, New Mexico, Oklahoma, Nebraska and Texas and including the Granite Wash, Cleveland and the Mississippi Lime formations. The Anadarko Basin is a structural basin centered in the western part of Oklahoma and the Texas Panhandle, extending into southwestern Kansas and southeastern Colorado. A key feature of the Anadarko Basin is the stacked geologic horizons including the Cana-Woodford and Springer shale in the SCOOP and STACK.
●	Terryville/Cotton Valley/Haynesville. We own a substantial position in the core of the Terryville Field that the Contributing Parties acquired in 2007. Our mineral interests are leased and operated by Range Resources Corporation/Memorial Resource Development Corp. Producing since 1954, the Terryville Field is one of the most prolific natural gas fields in North America. Redevelopment of the field with horizontal drilling and modern completion techniques has resulted in high recoveries relative to drilling and completion costs, high initial production rates with high liquids yields, and long reserve life with multiple stacked producing zones.
●	Appalachian Basin. The Appalachian Basin covers most of Pennsylvania, eastern Ohio, West Virginia, western Maryland, eastern Kentucky, central Tennessee, western Virginia, northwestern Georgia, and northern Alabama. The basin’s most active plays in which we have acreage are the Marcellus Shale and Utica plays, which cover most of Pennsylvania, northern West Virginia, and eastern Ohio. In addition to the Marcellus Shale and Utica plays, there are a number of other conventional and unconventional plays to which we have material exposure in the Appalachian Basin, including the Berea, Big Injun, Devonian, Huron and Rhinestreet.
●	Eagle Ford. The Eagle Ford shale formation stretches across south Texas and includes some of the most economic and productive areas in the United States. The Eagle Ford contains significant amounts of hydrocarbons and is considered the source rock, or the original source, for much of the oil and natural gas contained in the Austin Chalk Basin. The Eagle Ford shale formation has benefitted from improvements in horizontal drilling and hydraulic fracturing.
●	Bakken/Williston Basin. The Williston Basin stretches through North Dakota, the northwest part of South Dakota, and eastern Montana and is best known for the Bakken/Three Forks shale formations. The Bakken ranks as one of the largest oil developments in the United States in the past 40 years. Development of the Bakken became commercial on a large scale over the past ten years with the advent of horizontal drilling and hydraulic fracturing.
●	DJ Basin/Rockies/Niobrara. The Denver-Julesburg Basin, also known as the DJ Basin, is a geologic basin centered in eastern Colorado stretching into southeast Wyoming, western Nebraska and western Kansas. The area includes the Wattenberg Gas Field, one of the largest natural gas deposits in the United States, and the Niobrara formation. The Niobrara includes three separate zones and stretches from the DJ Basin up into the Powder River Basin in Wyoming. Development in this area is currently focused on horizontal drilling in the Niobrara and Codell formations.

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

	December 31, 2021
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Leased
Permian Basin (1)	2,640,425	19,654	99.2%
Mid‑Continent	3,174,297	26,495	99.7%
Terryville/Cotton Valley/Haynesville	1,301,662	6,725	99.6%
Appalachian Basin (2)	434,116	16,968	99.8%
Eagle Ford	476,193	5,059	96.8%
Barnett Shale/Fort Worth Basin	316,408	3,548	99.1%
Bakken/Williston Basin (3)	1,214,446	3,132	99.9%
San Juan Basin	85,604	159	99.2%
Onshore California	67,139	286	95.7%
DJ Basin/Rockies/Niobrara	46,398	680	96.1%
Illinois Basin	11,163	97	100.0%
Other Western (onshore) Gulf Basin	614,310	4,247	98.0%
Other TX/LA/MS Salt Basin	308,850	3,841	95.3%
Other	677,084	3,305	99.1%
Total (4)	11,368,095	94,196	99.2%
(1)	Includes mineral interests in approximately 1,195,210 gross (8,038 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes mineral interests in approximately 209,340 gross (5,637 net) acres in the Marcellus/Utica.
(3)	Includes mineral interests in approximately 1,103,904 gross (3,013 net) acres in the Bakken/Three Forks.
(4)	Percentage leased represents the weighted average of our leased acres relative to our total acreage in the basins in which we own mineral interests.

ORRIs

The following table sets forth information about our ORRIs:

	December 31, 2021
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Producing
Permian Basin (1)	294,946	3,906	100.0%
Mid‑Continent	2,195,061	17,815	99.1%
Terryville/Cotton Valley/Haynesville	127,245	1,194	99.6%
Appalachian Basin (2)	307,238	6,235	100.0%
Eagle Ford	147,955	1,671	100.0%
Barnett Shale/Fort Worth Basin	76,755	593	100.0%
Bakken/Williston Basin (3)	425,631	3,006	100.0%
San Juan Basin	98,633	1,313	99.0%
Onshore California	10,668	22	100.0%
DJ Basin/Rockies/Niobrara	27,754	356	100.0%
Illinois Basin	16,848	1,080	100.0%
Other Western (onshore) Gulf Basin	89,209	1,215	100.0%
Other TX/LA/MS Salt Basin	45,502	1,443	99.9%
Other	814,388	15,544	99.9%
Total (4)	4,677,833	55,393	99.5%
(1)	Includes overriding royalty interests in approximately 184,729 gross (1,950 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes overriding royalty interests in approximately 254,348 gross (4,852 net) acres in the Marcellus/Utica.
(3)	Includes overriding royalty interests in approximately 411,439 gross (2,909 net) acres in the Bakken/Three Forks.
(4)	Percentage producing represents the weighted average of our acres that are producing relative to our total acreage in the basins in which we own ORRIs. Virtually all acreage is producing.

Wells

The following table sets forth the well count in which we had mineral or royalty interest:

Basin or Producing Region	December 31, 2021
Permian Basin	46,933
Mid‑Continent	19,118
Terryville/Cotton Valley/Haynesville	16,065
Appalachian Basin	3,818
Eagle Ford	3,930
Barnett Shale/Fort Worth Basin	5,880
Bakken/Williston Basin	5,180
San Juan Basin	1,860
Onshore California	975
DJ Basin/Rockies/Niobrara	12,502
Other	6,638
Total	122,899

Production

We designate wells as either conventional or unconventional by reviewing the basin, field, and hole direction of each well, as well as the start date of the wells. In estimating the percentage of conventional wells that are subject to enhanced oil recovery (“EOR”), we compare forecasted production decline against historical production decline, as well as publicly available information related to injection volumes, operator information, unit size, well count and location. We estimate that approximately 22% of our total production as of December 31, 2021 is attributable to conventional assets including certain EOR projects. We believe this conventional production provides a base level of production stability that helps facilitate overall organic production growth as new unconventional wells come online.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Estimated Proved Reserves

Our historical reserve estimates as of December 31, 2021, 2020 and 2019 were prepared by Ryder Scott, an independent petroleum engineering firm. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis.

Within Ryder Scott, the technical person primarily responsible for preparing the reserve estimates set forth in the reserve report incorporated herein is Mr. Scott Wilson, who has been practicing petroleum-engineering consulting at Ryder Scott since 2000. Mr. Wilson is a registered Professional Engineer in the States of Alaska, Colorado, Texas and Wyoming. He earned a Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines in 1983 and a Master of Business Administration in Finance from the University of Colorado in 1985. As technical principal, Mr. Wilson meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering evaluations as well as in applying United States Securities and Exchange Commission (“SEC”) and other industry reserves definitions and guidelines. A copy of Ryder Scott’s estimated proved reserve report as of December 31, 2021 is attached as an exhibit to this Annual Report.

Our Chief Executive Officer, Robert D. Ravnaas, has agreed to provide us with reserve engineering services. Mr. R. Ravnaas is a petroleum engineer with over 32 years of reservoir and operations experience. Mr. R. Ravnaas and certain engineers and geoscience professionals under his supervision worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our mineral and royalty interests. Mr. R. Ravnaas met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Operating and development costs are not realized to our interest but are used to calculate the economic limit life of the wells. These costs are estimated and checked by our independent reserve engineers.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2021, 2020 and 2019 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. All proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

Summary of Estimated Proved Reserves

Estimates of reserves as of December 31, 2021, 2020 and 2019 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2021, 2020 and 2019, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $66.56, $39.57 and $55.69 per Bbl for oil and $3.60, $1.99 and $2.58 per MMBtu for natural gas at December 31, 2021, 2020 and 2019, respectively. The price per Bbl for NGLs was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The following table presents our estimated proved oil and natural gas reserves:

	December 31,
	2021	2020	2019
Estimated proved developed reserves:
Oil (MBbls)	12,511	12,294	11,303
Natural gas (MMcf)	157,764	144,233	141,181
Natural gas liquids (MBbls)	6,669	6,085	6,079
Total (MBoe)(6:1) (1)	45,474	42,418	40,912
Estimated proved undeveloped reserves:
Oil (MBbls)	—	—	1,015
Natural gas (MMcf)	—	—	7,562
Natural gas liquids (MBbls)	—	—	376
Total (MBoe)(6:1) (1)	—	—	2,651
Estimated proved reserves:
Oil (MBbls)	12,511	12,294	12,318
Natural gas (MMcf)	157,764	144,233	148,743
Natural gas liquids (MBbls)	6,669	6,085	6,455
Total (MBoe)(6:1) (1)	45,474	42,418	43,563
Percent proved developed	100%	100%	94%
(1)	Estimated proved reserves are presented on an oil-equivalent basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the twelve-month average prices for the years ended December 31, 2021, 2020 and 2019 was used, the conversion factor would be approximately 18.5 Mcf per Bbl of oil, 19.9 Mcf per Bbl of oil and 21.6 Mcf per Bbl of oil, respectively.

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

Additional information regarding our estimated proved reserves can be found in the reserve report as of December 31, 2021, which is included as an exhibit to this Annual Report.

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

As of year-end 2020, we transitioned to 100% proved developed reserves. Historically, our net organic growth has held PDP rates relatively flat to increasing over time, which we believe supports our inventory of drilling locations.

Oil, Natural Gas and NGL Production and Pricing

Production and Price History

The following table sets forth information regarding our production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Production Data:
Oil and condensate (Bbls)	1,343,771	1,409,163	1,113,150
Natural gas (Mcf)	19,085,400	17,891,384	17,045,519
Natural gas liquids (Bbls)	714,494	681,575	561,797
Total (Boe)(6:1) (1)	5,239,165	5,072,635	4,515,867
Average daily production (Boe/d)(6:1)	14,354	13,860	12,331
Average Realized Prices:
Oil and condensate (per Bbl)	$64.86	$36.98	$54.66
Natural gas (per Mcf)	$3.51	$1.79	$2.21
Natural gas liquids (per Bbl)	$29.33	$12.39	$15.96
Average Unit Cost per Boe (6:1)
Production and ad valorem taxes	$2.00	$1.26	$1.71
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas.

Productive Wells

Productive wells consist of producing wells, wells capable of production, and exploratory, development or extension wells that are not dry wells. As of December 31, 2021, we owned mineral or royalty interests in over 122,000 gross productive wells, which consisted of over 88,000 oil wells and over 34,000 natural gas wells.

Acreage

Mineral and Royalty Interests

The following table sets forth information relating to the acreage underlying our mineral and nonparticipating royalty interests at December 31, 2021:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	4,892,009		55,617		4,947,626
Oklahoma	2,002,061		7,534		2,009,595
North Dakota	1,097,983		1,000		1,098,983
Wyoming	301,330		771		302,101
Kansas	608,320		2,001		610,321
Louisiana	618,711		1,045		619,756
Arkansas	407,848		1,218		409,066
Montana	165,955		5,059		171,014
New Mexico	199,475		1,843		201,318
Utah	144,053		—		144,053
Other	836,591		17,671		854,262
Total	11,274,336	(1)	93,759	(2)	11,368,095
(1)	Reflects mineral interests in approximately 11,274,336 total gross (84,785 net) developed acres.
(2)	Reflects mineral interests in approximately 93,759 total gross (9,411 net) undeveloped acres.

ORRIs

The following table sets forth information relating to our acreage for our ORRIs at December 31, 2021:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	1,383,846		680		1,384,526
Oklahoma	1,336,042		19,000		1,355,042
North Dakota	419,177		—		419,177
Wyoming	350,846		—		350,846
Utah	235,432		—		235,432
Colorado	192,402		—		192,402
Pennsylvania	124,298		—		124,298
West Virginia	116,938		—		116,938
Louisiana	119,002		510		119,512
New Mexico	107,600		960		108,560
Other	270,372		728		271,100
Total	4,655,955	(1)	21,878	(2)	4,677,833
(1)	Reflects ORRIs in approximately 4,655,955 total gross (55,281 net) developed acres.
(2)	Reflects ORRIs in approximately 21,878 total gross (112 net) undeveloped acres.

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

Environmental Matters

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on our properties, which could materially adversely affect our business and our prospects. Numerous federal, state and local governmental agencies, such as the Environmental Protection Agency (“EPA”) and Department of the Interior (“DOI”), issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. The strict, joint and several liability nature of certain environmental laws and regulations could impose liability upon the operators of our properties regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our business and prospects.

Non-Hazardous and Hazardous Waste

The federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Although most wastes associated with the exploration, development and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute nonhazardous solid wastes that are subject to less stringent requirements under RCRA or related waste regulations. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated in connection with exploration and production of oil and gas that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Any changes in the laws and regulations in the future could have a material adverse effect on the operators of our properties’ capital expenditures and operating expenses, which in turn could affect production from the acreage underlying our mineral and royalty interests and adversely affect our business and prospects.

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

In October 2019, the EPA and the United States Army Corps of Engineers issued a final rule that repealed the 2015 regulations and reinstated the agencies’ narrower pre-2015 scope of federal Clean Water Act jurisdiction. In April 2020, the EPA and the United States Army Corps of Engineers issued a new final waters of the United States (“WOTUS”) definition that continues to provide a narrower scope of federal Clean Water Act jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal Clean Water Act jurisdiction. On August 30, 2021, the U.S. District Court for the District of Arizona vacated and remanded the 2020 Rule, and in June 2021, the EPA and the Department of the Army announced their intention to initiate a new rulemaking process to restore the pre-2015 definition of “waters of the United States.” The proposed rule was published on December 7, 2021, and the comment period closed on February 7, 2022. In January 2022, the Supreme Court of the United States granted certiorari in a case, Sackett v. EPA, that could further impact this rulemaking process and the ultimate rule. If the 2015 rule is ultimately implemented, the expansion of Clean Water Act jurisdiction will result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.

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

President Biden has issued Executive Orders seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden administration’s climate policies. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and many states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although Congress has not adopted such legislation at this time, it may do so in the future, and many states continue to pursue regulations to reduce GHG emissions. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry, and state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

Additionally, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. As an example, the United States participated in the United Nations Conference on Climate Change in 2015, which led to the creation of the Paris Climate Agreement (the “Paris Agreement”). In April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In line with a June 2017 announcement from President Trump, the United States withdrew from the Paris Agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reversed this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. More recently, President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030, and in November 2021, the international community gathered again in Glasgow at the 26th Conference of the Parties ("COP26"). During COP26, multiple efforts (not having the effect of law) were announced, including a call for countries to eliminate certain fossil fuel subsidies and pursue further action to reduce non-carbon dioxide GHG emissions. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative joined by more than 100 countries, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. The impacts of these efforts, pledges, agreements and any legislation or regulation promulgated to fulfill the United States' commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

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

Finally, one potential consequence of climate change could be increased severity of extreme weather conditions such as more intense hurricanes, thunderstorms, tornados, droughts and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Extreme weather conditions can interfere with production and increase costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our business.

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

In addition, governments have studied the environmental aspects of hydraulic fracturing practices. For example, in December 2016, the EPA issued its final report on a study it had conducted over several years regarding the effects of hydraulic fracturing on drinking water sources. The final report, contrary to several previously published draft reports issued by the EPA, did not find evidence that hydraulic fracturing has led to widespread, systematic impacts on drinking water resources but did identify instances in which impacts to drinking water may occur, including situations involving large volume spills and inadequate mechanical integrity of wells. The report also noted significant data gaps that prevented the EPA from determining the extent or severity of these impacts. This study and other ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities.

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

As of December 31, 2021, Kimbell Operating had approximately 28 employees performing services for our operations and activities. Women represent approximately 32% of our workforce, and men represent approximately 68%. We believe that our employees are one of our greatest assets and that we are made up of talented and dedicated employees working together to achieve common and rewarding goals. We value integrity, hard work, dedication and teamwork. Our goal is to promote an environment where employees are encouraged to do their best work with high professional standards.

Our first priority in our response to the COVID-19 health crisis has been the health and safety of our employees. To address these concerns, we implemented safety protocols and procedures to protect our employees. We modified certain business practices (including those related to employee travel, employee work locations, and physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention (the “CDC”), the World Health Organization (the “WHO”) and other governmental and regulatory authorities. In mid-March 2020, we restricted access to our offices to only essential employees and directed the remainder of our employees to work from home to the extent possible. Beginning in mid-May 2020, we opened our offices to employees on a voluntary basis, with employees having the option to work from home. We will continue to give employees the option to work from home until the CDC recommends businesses and employers resume to pre-pandemic operations.

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

The impact of the pandemic, including the resulting significant reduction in global demand for oil and, to a lesser extent, natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, has led to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April 2020 to cut oil production and has extended such production cuts through March 2021, crude oil prices remained depressed through December 31, 2020 as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 pandemic, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. The volatile price environment in 2020 and 2021 has caused some of our operators’ wells to become uneconomic, which has resulted, and may result in the future, in suspension of production from those wells or a significant reduction in, or no royalty revenues from, existing production. Some operators may also attempt to shut in producing wells and avoid lease termination or payment of shut-in royalties by claiming force majeure, if provided for in the applicable lease. The curtailment of production or the shut-in of wells as a result of the ongoing COVID-19 pandemic and any drop in commodity prices are both outside of our control, and the materialization of either circumstance could have a significant impact on our result of operations. For example, in April 2020, we received notices from two operators regarding well shut-ins and curtailments of production on properties in which we own an interest. The properties were primarily located in the Eagle Ford Shale, and the production attributable to such properties on a Boe/d basis (6:1) represented approximately one percent of our total production for the first quarter of 2020. We received subsequent notice that the curtailment on all Eagle Ford Shale production had ceased and production resumed, effective June 1, 2020. We also received notifications of well shut-

ins and curtailment in the second quarter of 2020 from additional operators, and the production attributable to such properties on a Boe/d basis (6:1) accounted for less than one percent of our total production for the second quarter of 2020. We did not receive any additional notifications of well shut-ins or curtailments in the second half of 2020; however, we cannot predict whether any shut-ins and curtailments of production will be instituted by our operators in the future.  During the 2021 period, there were no material shut-in or curtailments of our production as a result of the COVID-19 pandemic.

Due to the significant decline in oil and natural gas prices related to reduced demand for oil and natural gas as a result of COVID-19, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, and other supply factors, as well as longer-term commodity price outlooks that existed during 2020, we recorded an impairment on our oil and natural gas properties of $251.6 million for the year ended December 31, 2020. If the price of oil, natural gas and NGLs decrease further in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. The Partnership did not record an impairment on its oil and natural gas properties for the year ended December 31, 2021.

To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19 and commodity prices generally, we may need to consider alternative sources of funding for our future acquisitions, which may increase our cost of, as well as adversely impact our access to, capital or otherwise impact our ability to complete acquisitions. We cannot predict the full impact that COVID-19 or the significant disruption and volatility in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impact will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate severity of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development, availability and administration of effective treatments and vaccines, the duration of the pandemic, future actions taken by members of OPEC and other foreign oil-exporting countries, actions taken by governmental authorities, third-party operators and other third parties and the timing and extent of any return to normal economic and operating conditions.

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

In addition, each holder of Class B units has paid five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution”) in exchange for Class B units. Each holder of Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution prior to distributions on our common units.

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

We have funded a significant portion of the consideration paid in connection with many of our acquisitions with the issuance of equity securities, including common units and securities that are convertible or exchangeable into common units. There are no limitations in our partnership agreement on our ability to issue additional common units and, as a limited partnership, we are not required to seek unitholder approval for issuances of common units (including issuances in excess of 20% of our outstanding equity securities or issuances of equity to certain affiliates). To the extent we issue additional units in connection with any acquisitions or growth capital expenditures or as in-kind distributions, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level.

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

As of February 18, 2022, the owners of our Sponsors own or control up to an aggregate of approximately 11.7% of our outstanding common units and Class B units, and our Sponsors indirectly own and control our General Partner. Our General Partner has sole responsibility for conducting our business and managing our operations. Although our General Partner has a duty to manage us in a manner that is in, or not adverse to, the best interests of us and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is beneficial to Kimbell Holdings and its parents, our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including our Sponsors and their respective affiliates, over the interests of our unitholders. These conflicts include, among others, the following situations:

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. Our General Partner may not be removed unless such removal is both (i) for cause and (ii) approved by the vote of the holders of not less than 66 2/3% of all outstanding units (including common units and Class B units held by the General Partner and its affiliates). As of February 18, 2022, the owners of our Sponsors own or control an aggregate of approximately 11.7% of our outstanding common units and Class B units, and our Sponsors indirectly own and control our General Partner.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of the interests in any class of our securities, subject to certain exceptions.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our General Partner, its affiliates and their transferees, the Contributing Parties and their respective affiliates, persons who acquired such units with the prior approval of the Board of Directors, and holders who own 20% or more of any class of units as a result of any redemption or purchase of any other holder’s units at our option, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our unitholders to influence the manner or direction of management.

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

If at any time our General Partner and its affiliates (including our Sponsors and their respective affiliates) own more than 80% of the sum of the number of our common units then outstanding and the number of Class B units then outstanding, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units and Class B units (being treated as a single class of units) held by unaffiliated persons at a price not less than the then-current market price of the common units, as calculated in accordance with our partnership agreement. As a result, unitholders may be required to sell their common units or Class B units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units or Class B units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units or Class B units and then exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of February 18, 2022, the owners of our Sponsors own or control up to an aggregate of approximately 11.7% of our outstanding common units and Class B units, and our Sponsors indirectly own and control our General Partner.

We may issue additional common units and other equity interests without unitholder approval, which would dilute existing common unitholder ownership interests.

Under our partnership agreement, we are authorized, without the vote of unitholders, to issue an unlimited number of additional partnership interests. The terms of our partnership agreement and the limited liability company agreement of the Operating Company also authorize us and it to issue an unlimited number of Class B units and OpCo common units, respectively, which are together exchangeable on a one-for-one basis into common units. The issuance by us of additional common units or other equity interests of equal or senior rank to the common units would have the following effects:

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

In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that rank senior in right of distributions, liquidation or voting to our common units. In prior years we have issued preferred units that ranked senior in right of distributions and liquidation to our common units, and we may issue senior partnership interests again in the future. The issuance by us of units of senior rank may (i) reduce or eliminate the amount of cash available for distribution to our common unitholders; (ii) diminish the relative voting strength of the total common units outstanding as a class; or (iii) subordinate the claims of the common unitholders to our assets in the event of our liquidation.

The market price of our common units could be materially adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by our Sponsors, the Contributing Parties and other selling unitholders pursuant to any registration rights agreements.

As of December 31, 2021, we had 47,162,773 common units outstanding and 17,611,579 Class B units outstanding. Our Class B units are exchangeable on a one-for-one basis, together with an equal number of OpCo common units, for common units.

A large percentage of our equity securities, including securities that are convertible or exchangeable into common units, are held by a relatively limited number of investors. Further, we have entered into registration rights agreements with many of such investors, pursuant to which we have filed registration statements with the SEC to facilitate potential future sales of such common units by them. Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Act (“JOBS Act”). For as long as we are an emerging growth company, which may be up to five full fiscal years after our IPO, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise or (4) provide certain disclosure regarding executive compensation required of larger public companies.

In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we choose to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. Beginning in 2023, we will no longer be considered an “emerging growth company” pursuant to the provisions of the JOBS Act.

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

Our revenues, operating results, cash available for distribution on common units and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil, natural gas and NGLs. Historically, oil, natural gas and NGL prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

●	the domestic and foreign supply of and demand for oil, natural gas and NGLs;
●	the level of prices and expectations about future prices of oil, natural gas and NGLs;
●	the level of global oil and natural gas exploration and production;
●	the cost of exploring for, developing, producing and delivering oil and natural gas;
●	the price and quantity of foreign imports;
●	the level of United States domestic production;
●	political and economic conditions in oil producing regions, including the Middle East, Africa, South America and Russia;
●	the ability of members of the OPEC to agree to and maintain oil price and production controls;
●	the ability of Iran to increase the export of oil and natural gas upon the relaxation of international sanctions;
●	speculative trading in crude oil, natural gas and NGL derivative contracts;
●	the level of consumer product demand;
●	weather conditions and other natural disasters, the frequency and impact of which could be increased by the effects of climate change;
●	risks associated with operating drilling rigs;
●	technological advances affecting energy consumption;
●	domestic and foreign governmental regulations and taxes;
●	the continued threat of terrorism and the impact of military and other action, including military actions involving Russia and Ukraine;
●	the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities;
●	the price and availability of alternative fuels; and
●	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the posted price for WTI, has ranged from a low of $(36.98) per Bbl in April 2020 to a high of $85.64 per Bbl in October 2021, and the Henry Hub spot market price of natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. On December 31, 2021, the WTI posted price for crude oil was $75.33 per Bbl and the Henry Hub spot market price of natural gas was $3.82 per MMBtu. On February 14, 2022, the WTI posted price for crude oil was $95.52 per Bbl and the Henry Hub spot market price of natural gas was $4.05 per MMBtu. Reductions in prices can be caused by many factors, including increases in oil and natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand, as well as actions by the OPEC to maintain or raise production levels. This environment could cause prices to remain at current levels or to fall to lower levels.

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

To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we currently have entered, and may in the future enter, into derivative contracts for a portion of our future oil and natural gas production, including fixed price swaps, collars and basis swaps. In addition, on January 27, 2021, we entered into an interest rate swap with Citibank, which fixed the interest rate on $150.0 million of notional, or approximately 69% of our outstanding balance on our secured revolving credit facility, at approximately 3.9% for three years. We have not designated and do not plan to designate any of our derivative contracts as hedges for accounting purposes and, as a result, record all derivative contracts on our balance sheet at fair value with changes in fair value recognized in current period earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative contracts. Derivative contracts also expose us to the risk of financial loss in some circumstances, including when:

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

Our secured revolving credit facility has commitments up to $275.0 million and includes an elected commitment amount feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base, which is currently $275.0 million, and to the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders. Our secured revolving credit facility is secured by substantially all of our assets. Our secured revolving credit facility contains various covenants and restrictive provisions that limit our ability to, among other things:

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

As of December 31, 2021, we had approximately $217.1 million in borrowings outstanding under our senior secured credit facility. Our existing and any future indebtedness could have important consequences to us, including:

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

We have grown our business primarily through acquisitions, which have significantly expanded our portfolio of mineral and royalty interests. We do not have historical financial statements with respect to our mineral and royalty interests for periods prior to their acquisition by the respective sellers. As a result, with respect to many of our assets, including any assets that we may acquire in the future, there is, or may be, only limited historical financial information available upon which to base an evaluation of our performance.

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

Because we depend on our third-party operators for all of the exploration, development and production on our properties, we have no control over the operations related to our properties. As of December 31, 2021, we received revenue from approximately 1,500 operators and we received approximately 36.8% of revenues from the top ten purchasers of our properties. During the year ended December 31, 2021, payments we received from our top purchaser accounted for approximately 6.0% of our revenues. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The operators of our properties could determine to drill and complete fewer wells on our acreage than we currently expect. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

Our historical estimates of proved reserves and related valuations as of December 31, 2021, 2020 and 2019 were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. In estimating our reserves, we and our reserve engineers make certain assumptions that may prove to be incorrect, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

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

Producing oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our oil and natural gas reserves and the operators’ production thereof and our cash generated from operations and ability to pay distributions are highly dependent on the successful development and exploitation of our current reserves. As of December 31, 2021, the average estimated yearly five-year decline rate for our existing proved developed producing reserves is 11.8%. However, the production decline rates of our properties may be significantly higher than currently estimated if the wells on our properties do not produce as expected. We may also not be able to acquire additional reserves to replace the current and future production of our properties at economically acceptable terms, which could materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units.

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

After evaluating certain external factors in the first quarter of 2020, including the significant decline in oil and natural gas prices related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries and other supply factors, as well as longer-term commodity price outlooks, we determined that significant drilling uncertainty existed regarding our PUD reserves that were included in our total estimated proved reserves as of December 31, 2019, as well as our unevaluated oil and natural gas properties. Specifically, with respect to our PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), we determined that we did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties for the three months ended March 31, 2020. We similarly recorded an impairment on the value of our unevaluated oil and natural gas properties for the three months ended March 31, 2020, which primarily were acquired in various acquisitions since our IPO. There were no additional impairments to unevaluated properties in the remainder of 2020, or for the year ended December 31, 2021.

As a result of our full cost ceiling analysis, we recorded an impairment on our oil and natural gas properties of $251.6 million during the year ended December 31, 2020. The impairment can primarily be attributed to the decline in the 12-month average price of oil and natural gas as a result of the continued impact of the external factors mentioned above. As of December 31, 2020, the 12-month average prices of oil and natural gas were $39.57 per Bbl of oil and $1.99 per Mcf of natural gas. These prices represent a 28.9% and 22.9% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2019, which were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas. We recorded an impairment on our oil and natural gas properties of $169.2 million during the year ended December 31, 2019 as a result of our quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas. As of December 31, 2019, the 12-month average prices of oil and natural gas were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas. These prices represent a 15.1% and 16.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2018, which were $65.56 per Bbl of oil and $3.10 per Mcf of natural gas. We also recorded an impairment expense on our oil and natural gas properties of $67.3 million during the year ended December 31, 2018. Of this amount, an impairment expense of $54.8 million was recorded as a result of our quarterly full-cost ceiling analysis for the three months ended March 31, 2018 and an impairment expense of $12.6 million was recorded for the three months ended December 31, 2018 as a result of the Dropdown purchase price exceeding the value of the proved developed reserves added to the full-cost ceiling. Because we do not intend to book PUD reserves going forward additional impairment charges could be recorded in connection with future acquisitions. Moreover, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. We may incur impairment charges in the future, which could materially adversely affect our results of operations for the periods in which such charges are recorded. The Partnership did not record an impairment on its oil and natural gas properties for the year ended December 31, 2021.

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

We expect to generate depletion deductions that we can use to offset our taxable income. As a result, we do not expect to pay material United States federal income tax through 2027. This estimate is based upon assumptions we have made regarding, among other things, the Operating Company’s income and depletion expenses, and it ignores the effect of any possible acquisitions of additional assets.

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

Changes in federal income tax law relating to our tax treatment could result in (i) our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution on common units and (ii) a greater portion of our distributions being treated as taxable dividends. Congress could, in the future, enact tax law changes, such as increasing the corporate tax rate or reducing or eliminating certain tax preferences currently available with respect to production of oil and gas. We are unable to predict whether any such changes will be enacted, but any such changes could have a material impact on our cash tax liabilities, results of operations or financial condition. Moreover, we are subject to tax in numerous jurisdictions. Changes in current law in these jurisdictions could result in our being subject to additional taxation at the entity level with the result that we would have less cash available for distribution on common units.

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

If we make distributions from current or accumulated earnings and profits as computed for United States federal income tax purposes, such distributions will generally be taxable to our common unitholders as dividend income for United States federal income tax purposes. Under current law, distributions paid to non-corporate United States common unitholders will be subject to United States federal income tax at preferential rates, provided that certain holding period and other requirements are satisfied. We estimate that we will not have material current or accumulated earnings and profits as computed for United States federal income tax purposes through 2025. However, it is difficult to predict whether we will generate earnings and profits in any given tax year. Although we expect that a significant portion of our distributions to common unitholders will exceed our current and accumulated earnings and profits as computed for United States federal income tax purposes, and therefore constitute a non-taxable return of capital to each unitholder to the extent of such unitholder's basis in its common units, this may not occur. In addition, although distributions treated as a return of capital are generally non-taxable to the extent of a unitholder's basis in its common units, such distributions will reduce such unitholder's adjusted tax basis in its common units, which will result in an increase in the amount of gain (or a decrease in the amount of loss) that will be recognized by the unitholder on a future disposition of our common units, and to the extent any such distribution exceeds a unitholder's basis in its common units, such distribution will be treated as gain on the sale or exchange of such common units.

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

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, in April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In line with a June 2017 announcement from President Trump, the United States withdrew from the Paris Agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reversed this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. In April 2021, President Biden announced a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030, and in November 2021, the international community gathered again in Glasgow at the 26th Conference of the Parties ("COP26"). During COP26, multiple efforts (not having the effect of law) were announced, including a call for countries to eliminate certain fossil fuel subsidies and pursue further action to reduce non-carbon dioxide GHG emissions. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative joined by more than 100 countries, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. Initiatives to implement pledges made at COP26, the Paris Agreement goals or other or similar initiatives or regulatory changes could result in increased costs of development and production, reducing the profits available to us and potentially impairing our operators’ ability to economically develop our properties.

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

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, and other climatic events; if any of these effects were to occur, they could materially adversely affect our properties and operations.

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

Risks Related to Our Investment in TGR

TGR may not be able to complete its initial business combination within the prescribed time frame, in which case it would cease all operations except for the purpose of winding up and it would redeem its public shares and liquidate. In that circumstance, we would lose our entire investment in TGR, including the Private Placement Warrants.

TGR must complete its initial business combination within 15 months from its IPO (or up to 21 months, if TGR Sponsor exercises its extension options). TGR may not be able to find a suitable target business and complete its initial business combination within such time period, in which case it would cease all operations except for the purpose of winding up and it would redeem its public shares and liquidate. In that circumstance, we would lose our entire investment in TGR, including the Private Placement Warrants, which were purchased for $14,100,000, and this would likely have a negative effect on the trading price of our common units.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We will be required to devote significant management and employee attention and resources to matters relating to TGR while it pursues a business combination. The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If TGR decides not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if TGR reaches an agreement relating to a specific target business, it may fail to complete its initial business combination for any number of reasons including those beyond its control. Any such event will result in a loss of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

There has recently been heightened regulatory focus on SPACs, including recently issued accounting guidance, resulting in substantial uncertainty in the SPAC markets. TGR’s pursuit of a business combination in this uncertain SPAC environment may result in delays, reduced investor and acquisition target interest in SPAC transactions, additional costs as instrument terms are reevaluated and our management and employees needing to devote extensive attention and resources to these matters. The accounting guidance applicable to SPACs could subsequently be revisited, potentially necessitating restatements of TGR’s financial statements, which could then impact and necessitate restatements of our financial statements. These matters have the potential to disrupt us from conducting our business operations or pursuing other business strategies and could adversely affect our businesses, financial condition, results of operations and cash available for distribution on our common units.

We and TGR have overlapping directors and management, which may lead to conflicting interests.

Some of our officers and directors also serve as executive officers and directors of TGR. Any such persons who serve in similar capacities at TGR have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more of the related companies to which they owe fiduciary duties.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “KRP.” As of February 18, 2022, there were 47,161,782 common units outstanding held by 175 holders of record and 17,611,579 Class B units outstanding held by 11 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record.

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

In light of the unprecedented global economic impact resulting from the COVID-19 pandemic and the related impact to the volatility in the United States oil and natural gas markets, the Board of Directors approved the allocation of approximately 25% of our cash available for distribution on common units for the fourth quarter of 2021 for the repayment of $8.0 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2021. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future. Any such allocation, whether for debt repayment or another purpose, would have the effect of reducing the amount of cash distribution to our common unitholders.

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

Method of Distributions

Class B units

Each holder of Class B units has paid five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution”) in exchange for Class B units. Each holder of Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution prior to distributions on our common units.

Common Units

Subject to the distribution preferences of the Class B units, each common unit is entitled to receive cash distributions to the extent we distribute available cash. Common units do not accrue arrearages. Our partnership agreement allows us to issue an unlimited number of additional equity interests of equal or senior rank.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2021.

Unregistered Sales of Equity Securities

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

Sales of Reacquired Securities

The following table provides information about purchases of our common units during the three months ended December 31, 2021.

Period	Total Number of Common Units Purchased(1)	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Common Units That May Yet be Purchased Under the Plans or Programs(2)
October 1, 2021 - October 31, 2021	—	$—	—	—
November 1, 2021 - November 30, 2021	—	$—	—	—
December 1, 2021 - December 31, 2021	66,199	$13.90	—	—
(1)	During the three months ended December 31, 2021, 66,199 common units were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted units. The required withholding is calculated using the closing sales price per common unit reported by the New York Stock Exchange on the date prior to the applicable vesting date.
(2)	We did not have at any time during the quarter ended December 31, 2021, and currently do not have, a common unit repurchase program in place.

Item 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources and should be read together with “Item 8. Financial Statements and Supplementary Data” and related notes included elsewhere in this Annual Report.

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

As of December 31, 2021, we owned mineral and royalty interests in approximately 11.4 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 62% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. As of December 31, 2021, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including approximately 100%

of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 122,000 gross wells, including over 46,000 wells in the Permian Basin.

Recent Developments

2021 Redemption of Preferred Units

On July 7, 2021, we completed the redemption of 30,000 Series A preferred units, representing 55% of the then-outstanding Series A preferred units, with 25,000 Series A preferred units still outstanding. The Series A preferred units were redeemed at a price of $1,202.51 per Series A preferred unit for an aggregate redemption price of $36.1 million.

On December 7, 2021, we completed the redemption of the remaining 25,000 Series A preferred units. The Series A preferred units were redeemed at a price of $1,240.25 per Series A preferred unit for an aggregate redemption price of $31.0 million, which was funded through borrowings under the Partnership’s secured revolving credit facility. As of December 31, 2021, no Series A preferred units remain outstanding.

2021 Equity Offering

In November 2021, we completed an underwritten public offering of 4,312,500 common units for net proceeds of approximately $57.7 million (the “2021 Equity Offering”). The Partnership used the net proceeds from the 2021 Equity Offering to purchase OpCo common units. The Operating Company in turn used the net proceeds to repay approximately $56.0 million of the outstanding borrowings under the Partnership’s secured revolving credit facility.

Acquisitions

On December 7, 2021, we completed the Cornerstone Acquisition for an aggregate purchase price of approximately $54.6 million in cash, which was funded through borrowings under the Partnership’s secured revolving credit facility. The assets acquired in the Cornerstone Acquisition consisted of approximately 26,000 gross producing wells across the Permian, Mid-Continent, Haynesville and other leading U.S. basins.

Interest Rate Swaps

On January 27, 2021, we entered into an interest rate swap with Citibank, N.A. (“Citibank”), which fixed the interest rate on $150.0 million of notional, or approximately 69% of our outstanding balance on our secured revolving credit facility, at approximately 3.9% for a period ending on January 29, 2024. Realized and unrealized gains and losses on our outstanding interest rate swaps are recognized in other income (expense) in the consolidated statements of operations.

Special Purpose Acquisition Company

On July 29, 2021, TGR, our newly formed special purpose acquisition company and subsidiary, filed a registration statement on Form S-1 with the SEC. TGR’s initial public offering was completed on February 8, 2022, with 23,000,000 units offered, including 3,000,000 units upon the underwriter’s exercise of its over-allotment option in full, at a price of $10.00 per unit. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole warrant may be exercised for one share of Class A common stock at a price of $11.50 per share. Certain members of our management and members of the Board of Directors are members of the sponsor of TGR. In connection with the closing of TGR’s initial public offering on February 8, 2022, the Partnership funded $14.1 million to TGR in exchange for 14,100,000 redeemable warrants. Each such warrant entitles the holder to purchase for $11.50, one share of TGR’s class A common stock, subject to adjustment. As of December 31, 2021, we incurred $0.9 million in deferred offering costs related to the proposed offering, which is included in other current assets in our consolidated balance sheets.

Fourth Quarter Distributions

On February 7, 2022, we paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of approximately $17,610 for the quarter ended December 31, 2021.

On January 21, 2022, the Board of Directors declared a quarterly cash distribution of $0.37 per common unit for the quarter ended December 31, 2021. The distribution was paid on February 7, 2022 to common unitholders and OpCo common unitholders of record as of the close of business on January 31, 2022.

Business Environment

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and continuing into early 2021. On March 11, 2020, the WHO declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and resulted in widespread adverse impacts on the global economy, our oil, natural gas, and NGL operators and other parties with whom we have business relations, including a significant reduction in the global demand for oil and natural gas during the 2020 period. This significant decline in demand accelerated following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, raising concerns about global storage capacity. The resulting supply and demand imbalance has led to a significantly weaker outlook for oil and gas producers and had a disruptive impact on the oil and natural gas industry. Globally, these conditions led to significant economic contraction during the 2020 period.

Our first priority in our response to this crisis has been and will continue to be the health and safety of our employees, the employees of our business counterparties and the community in which we operate. To address these concerns, we have modified certain business practices (including those related to employee travel, employee work locations, and physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the CDC, the WHO and other governmental and regulatory authorities. In mid-March 2020, we restricted access to our offices to only essential employees and directed the remainder of our employees to work from home to the extent possible. Beginning in mid-May 2020, we opened our offices to employees on a voluntary basis, with employees having the option to work from home to the extent possible. We will continue to give employees the option to work from home until the CDC recommends businesses and employers resume to pre-pandemic operations. These restrictions have had minimal impact on our operations to date and have allowed us to maintain the engagement and connectivity of our personnel, as well as minimize the number of employees in the office.

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

Oil and natural gas prices have historically been volatile; however, the volatility in the prices for these commodities substantially increased for the 2020 period as a result of COVID-19, the OPEC announcements mentioned above and ongoing storage capacity concerns. While oil prices declined sharply in April 2020, both pricing and activity began to improve, with oil prices rising above pre-COVID-19 levels during 2021. Although strip pricing for natural gas has increased meaningfully, the impact of these developments on our business and the oil and gas industry is unpredictable. We derived approximately 38% of our revenues and 61% of our production on a Boe/d basis (6:1) from natural gas for the year ended December 31, 2021, which we believe presents some downside protection against depressed oil prices in the event our industry experiences a drop in oil prices similar to those experienced in 2020.

The ultimate impacts of COVID-19 and the volatility in the oil and natural gas markets on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the ultimate severity of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development, availability and administration of effective treatments and vaccines, the duration of the pandemic, actions taken by members of OPEC and other foreign, oil-exporting countries, governmental authorities and other third parties, workforce availability, and the timing and extent of any return to normal economic and operating conditions. For additional discussion regarding the risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this report.

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. As noted above, the supply and demand imbalance resulting from the COVID-19 outbreak and various OPEC announcements, along with the winter storms experienced in parts of the United States in February 2021, have created increased volatility in oil and natural gas prices during 2020 and 2021. The table below demonstrates such volatility for the periods presented as reported by the EIA.

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	High	Low	High	Low	High	Low
Oil ($/Bbl)	$85.64	$47.47	$63.27	$(36.98)	$66.24	$46.31
Natural gas ($/MMBtu)	$23.86	$2.43	$3.14	$1.33	$4.25	$1.75

On February 14, 2022, the WTI posted price for crude oil was $95.52 per Bbl and the Henry Hub spot market price of natural gas was $4.05 per MMBtu.

The following table, as reported by the EIA, sets forth the average prices for oil and natural gas.

	Year Ended December 31,
	2021	2020	2019
Oil ($/Bbl)	$68.14	$39.16	$56.98
Natural gas ($/MMBtu)	$3.89	$2.03	$2.56

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased significantly to 570 active land rigs at December 31, 2021 compared to 332 active land rigs at December 31, 2020. The increase in rig count is primarily attributable to an uptake in the oil and natural gas market as a result of improved oil and natural gas prices. The 332 active rig count at December 31, 2020 decreased 57% from 781 active land rigs at December 31, 2019. The decrease in rig count in 2020 is primarily related to the COVID-19 outbreak and international supply and demand imbalances. See Business Environment — COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas for further discussion.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated.

	December 31,
Basin or Producing Region	2021	2020	2019
Permian Basin	25	17	24
Mid‑Continent	8	7	16
Haynesville	12	9	12
Appalachia	1	1	1
Bakken	6	3	11
Eagle Ford	6	1	9
Rockies	1	1	7
Other	2	—	1
Total	61	39	81

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our operating income for the following periods:

	Year Ended December 31,
	2021	2020	2019
Royalty income
Oil sales	49%	56%	55%
Natural gas sales	37%	34%	34%
NGL sales	12%	9%	8%
Lease bonus and other income	2%	1%	3%
	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through December 2023, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see “Note 4—Derivatives.”

Reserves and Pricing

The tables below identify our proved reserves at December 31, 2021, 2020 and 2019, in each case based on the reserve report prepared by Ryder Scott. The prices used to estimate proved reserves for the respective periods were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	December 31,
Estimated Net Proved Reserves	2021	2020	2019
Oil (MBbls)	12,511	12,294	12,318
Natural gas (MMcf)	157,764	144,233	148,743
Natural gas liquids (MBbls)	6,669	6,085	6,455
Total (MBoe)(6:1)	45,474	42,418	43,563

	December 31,
Unweighted Arithmetic Average First‑Day‑of‑the‑Month Prices	2021	2020	2019
Oil (Bbls)	$66.56	$39.57	$55.69
Natural gas (Mcf)	$3.60	$1.99	$2.58

Factors Affecting the Comparability of Our Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below:

Ongoing Acquisition Opportunities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the years ended December 31, 2021, 2020 and 2019 include the Cornerstone Acquisition, the Springbok Acquisition, the Phillips Acquisition and the Buckhorn Acquisition.

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

We did not record an impairment on our oil and natural gas properties for the year ended December 31, 2021. We recorded an impairment on our oil and natural gas properties of $251.6 million during the year ended December 31, 2020. The impairment can primarily be attributed to the decline in the 12-month average price of oil and natural gas as a result of the continued impact of the external factors mentioned below. As of December 31, 2020, the 12-month average prices of oil and natural gas were $39.57 per Bbl of oil and $1.99 per Mcf of natural gas. These prices represent a 28.9% and 22.9% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2019, which were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas.

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

After evaluating certain external factors in the first quarter of 2020, including the significant decline in oil and natural gas prices related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries and other supply factors, as well as longer-term commodity price outlooks, we determined that significant drilling uncertainty existed regarding our PUD reserves that were included in our total estimated proved reserves as of December 31, 2019, as well as our unevaluated oil and natural gas properties. Specifically, with respect to our PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), we determined that we did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties in the first quarter of 2020. We similarly recorded an impairment on the value of our unevaluated oil and natural gas properties in the first quarter of 2020, which primarily were acquired in various acquisitions since our IPO. There were no additional impairments to unevaluated properties in the remainder of 2020.

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

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$175,088,021	$92,586,685	$107,480,446
Lease bonus and other income	3,319,104	345,771	2,477,145
Loss on commodity derivative instruments, net	(42,791,909)	(2,450,541)	(1,732,321)
Total revenues	135,615,216	90,481,915	108,225,270
Costs and expenses
Production and ad valorem taxes	10,480,481	6,389,231	7,719,949
Depreciation and depletion expense	36,797,881	47,988,796	52,118,367
Impairment of oil and natural gas properties	—	251,558,557	169,150,255
Marketing and other deductions	12,048,643	9,376,375	8,145,397
General and administrative expenses	26,977,519	25,902,496	22,666,601
Total costs and expenses	86,304,524	341,215,455	259,800,569
Operating income (loss)	49,310,692	(250,733,540)	(151,575,299)
Other income (expense)
Equity income in affiliate	1,119,819	763,988	80,481
Interest expense	(9,182,103)	(6,430,061)	(5,813,702)
Loss on extinguishment of debt	—	(476,350)	—
Other income (expense)	1,263,566	(100,000)	—
Net income (loss) before income taxes	42,511,974	(256,975,963)	(157,308,520)
Provision for (benefit from) income taxes	74,100	(885,193)	899,425
Net income (loss)	42,437,874	(256,090,770)	(158,207,945)
Distribution and accretion on Series A preferred units	(11,249,969)	(7,810,588)	(13,878,336)
Net (income) loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	(8,496,104)	96,642,334	89,148,428
Distribution on Class B units	(76,780)	(91,869)	(94,429)
Net income (loss) attributable to common units	$22,615,021	$(167,350,893)	$(83,032,282)
Production Data:
Oil (Bbls)	1,343,771	1,409,163	1,113,150
Natural gas (Mcf)	19,085,400	17,891,384	17,045,519
Natural gas liquids (Bbls)	714,494	681,575	561,797
Combined volumes (Boe) (6:1)	5,239,165	5,072,635	4,515,867

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020 and the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Oil, Natural Gas and NGL Revenues

For the year ended December 31, 2021, our oil, natural gas and NGL revenues were $175.1 million, an increase of $82.5 million from $92.6 million for the year ended December 31, 2020. The significant increase in oil, natural gas and NGL revenues was directly related to the increase in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2021 as discussed below.

Our revenues for the year ended December 31, 2020 decreased by $14.9 million, from $107.5 million for the year ended December 31, 2019. The significant decrease in oil, natural gas and NGL revenues was directly related to the decrease in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2020 as discussed below. This decrease was partially offset by an increase in production associated with various acquisitions throughout the 2019 and 2020 periods.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 5,239,165 Boe or 14,354 Boe/d, for the year ended December 31, 2021, an increase of 166,530 Boe or 494 Boe/d, from 5,072,635 Boe or 13,860 Boe/d, for the year ended December 31, 2020.

The increase in production for the year ended December 31, 2021 was primarily attributable to production associated with the Springbok Acquisition, which included a full year of production for the year ended December 31, 2021, compared to approximately eight months of production for the year ended December 31, 2020.

Our production volumes for the year ended December 31, 2020 increased by 556,768 Boe or 1,529 Boe/d, from 4,515,867 Boe or 12,331 Boe/d, for the year ended December 31, 2019. The increase in production for the year ended December 31, 2020 was primarily attributable to production associated with the Springbok Acquisition, which accounted for 568,424 Boe.

Our operators received an average of $64.86 per Bbl of oil, $3.51 per Mcf of natural gas and $29.33 per Bbl of NGL for the volumes sold during the year ended December 31, 2021 and $36.98 per Bbl of oil, $1.79 per Mcf of natural gas and $12.39 per Bbl of NGL for the volumes sold during the year ended December 31, 2020. The year ended December 31, 2021 increased 75.4% or $27.88 per Bbl of oil and 96.1% or $1.72 per Mcf of natural gas compared to the year ended December 31, 2020. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 74.0% or $28.98 per Bbl of oil and 91.6% or $1.86 per Mcf of natural gas for the comparable periods.

Average prices received by our operators during the year ended December 31, 2020 decreased 32.3% or $17.68 per Bbl of oil and 19.0% or $0.42 per Mcf of natural gas compared to the year ended December 31, 2019, which our operators received an average of $54.66 per Bbl of oil, $2.21 per Mcf of natural gas and $15.96 per Bbl of NGL. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 31.3% or $17.82 per Bbl of oil and 20.7% or $0.53 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $3.3 million for the year ended December 31, 2021, an increase of $3.0 million from $0.3 million for the year ended December 31, 2020. The increase in lease bonus and other income is primarily related to a $1.5 million lease bonus received during the year ended December 31, 2021, related to properties in the Permian Basin, and also due to the volatility and uncertainty experienced in the oil and gas market for the 2020 period, which discouraged operators from drilling new wells.

Our lease bonus and other income for the year ended December 31, 2020 decreased by $2.2 million, from $2.5 million for the year ended December 31, 2019. The decrease in lease bonus and other income was primarily due to the volatility and uncertainty in the oil and gas market, which discouraged operators from drilling new wells during the 2020 period.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the year ended December 31, 2021 included $22.1 million of mark-to-market losses and $20.7 million of losses on the settlement of commodity derivative instruments compared to $7.1 million of mark-to-market losses and $4.6 million of gains on the settlement of commodity derivative instruments for the year ended December 31, 2020. This increase in the loss on commodity derivatives is attributable to the increase in oil and natural gas prices during the year ended December 31, 2021, as comparable to the year ended December 31, 2020.

Loss on commodity derivative instruments for the year ended December 31, 2019 included $3.4 million of mark-to-market losses and $1.7 million of gains on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the year ended December 31, 2021 were $10.5 million, an increase of $4.1 million from $6.4 million for the year ended December 31, 2020. The increase in production and ad valorem taxes was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2021, and to a lesser extent, production and ad valorem taxes associated with the Springbok Acquisition.

For the year ended December 31, 2020, production and ad valorem taxes decreased by $1.3 million from $7.7 million for the year ended December 31, 2019. The decrease in production and ad valorem taxes was primarily related to the significant decrease in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2020.

Depreciation and Depletion Expense

Depreciation and depletion expense for the year ended December 31, 2021 was $36.8 million, a decrease of $11.2 million from $48.0 million for the year ended December 31, 2020. The decrease in depreciation and depletion expense was due to the impairment that was recorded during the year ended December 31, 2020, which significantly reduced our net capitalized oil and natural gas properties.

For the year ended December 31, 2020, depreciation and depletion expense decreased by $4.1 million from $52.1 million for the year ended December 31, 2019. The decrease in depreciation and depletion expense for the year ended December 31, 2020 was due to the impairment that was recorded during the years ended December 31, 2020 and 2019, respectively, which significantly reduced our net capitalized oil and natural gas properties. The decrease in the depreciation and depletion expense was partially offset by the Springbok Acquisition, which added approximately $115.4 million of depletable costs to the full-cost pool.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a unit-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $6.78 for the year ended December 31, 2021, a decrease of $2.61 per barrel from the $9.39 average depletion rate per barrel for the year ended December 31, 2020. The decrease in depletion rate was due to the significant impairment that was recorded during the year ended December 31, 2020 which significantly reduced our net capitalized oil and natural gas properties.

For the year ended December 31, 2020, our average depletion rate per barrel decreased by $2.00 per barrel from the $11.39 average depletion rate per barrel for the year ended December 31, 2019. The decrease in depletion rate was due to the impairment that was recorded during the years ended December 31, 2020 and 2019, respectively, which significantly reduced our net capitalized oil and natural gas properties.

Impairment of Oil, Natural Gas and NGL Expense

We did not record an impairment expense on our oil and natural gas properties for the year ended December 31, 2021. We recorded an impairment expense on our oil and natural gas properties of $251.6 million and $169.2 million during the years ended December 31, 2020 and 2019, respectively. The impairment recorded during the year ended December 31, 2020 included an impairment due to the reduction in our PUD reserves, impairment of our unevaluated oil and natural gas properties in the first quarter of 2020 and impairments on our oil and natural gas properties as the result of the continued decline in the 12-month average price of oil and natural gas, in each case as further described under “—Factors Affecting the Comparability of Our Results to Our Historical Results—Impairment of Oil and Natural Gas Properties.”

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the year ended December 31, 2021 were $12.0 million, an increase of $2.6 million from $9.4 million for the year ended December 31, 2020, which was primarily attributable to the increase in prices for oil, natural gas and NGL production.

Marketing and other deductions for the year ended December 31, 2020 increased by $1.3 million from $8.1 million for the year ended December 31, 2019. The increase in marketing and other deductions was primarily attributable to the Springbok Acquisition.

General and Administrative Expense

General and administrative expenses remained relatively flat at $27.0 million for the year ended December 31, 2021 compared to $25.9 million for the year ended December 31, 2020.

General and administrative expenses for the year ended December 31, 2020 increased by $3.2 million from $22.7 million for the year ended December 31, 2019. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to a $2.0 million increase in unit-based compensation expense and cash general and administrative expenses resulting from increases in salaries and wages and our costs associated with company growth.

Interest Expense

Interest expense for the year ended December 31, 2021 was $9.2 million as compared to interest expense of $6.4 million for the year ended December 31, 2020. The increase in interest expense was primarily due to borrowings on the secured revolving credit facility during 2021 to fund the redemption of the Series A preferred units.

Interest expense for the year ended December 31, 2020 increased by $0.6 million as compared to interest expense of $5.8 million for the year ended December 31, 2019. The increase in interest expense was primarily due to debt incurred to fund the partial redemption of the Series A preferred units and the Springbok Acquisition, which was partially offset by the repayment of $91.2 million in debt during the year ended December 31, 2020 and the decline in the weighted average interest rate from 4.58% during the year ended December 31, 2019 to 3.31% during the year ended December 31, 2020.

Provision for (Benefit from) Income Taxes

For the year ended December 31, 2021, we recognized an income tax expense of $0.1 million, resulting in an effective tax rate of 0.17%, compared to an income tax benefit of $0.9 million for the year ended December 31, 2020, resulting in an effective tax rate of 0.34%. The overall change in our effective tax rate for the year ended December 31, 2021 is primarily due estimated current federal income tax that cannot be sheltered by a net operating loss carryforward.

Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. As of December 31, 2021 and 2020, we recorded a full valuation allowance on our deferred tax assets. As a result, we did not recognize a benefit from our net operating losses for the respective periods. See Note 13—Income Taxes for further discussion.

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

In light of the unprecedented global economic impact resulting from the COVID-19 pandemic and the related impact to the volatility in the United States oil and natural gas markets, the Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the fourth quarter of 2021 for the repayment of $8.0 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2021. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 2,224,358 common units and 2,497,134 OpCo common units and an equal number of Class B units as partial consideration in connection with the Springbok Acquisition, which was completed during the year ended December 31, 2020. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Fourth Quarter Distributions” above for discussion of our fourth quarter 2021 distributions.

Cash Flows

The following table presents our cash flows for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
Cash Flow Data:
Net cash provided by operating activities	$91,442,481	$62,245,341	$80,702,448
Net cash used in investing activities	(55,572,551)	(90,827,734)	(15,590,458)
Net cash (used in) provided by financing activities	(38,622,493)	24,183,120	(66,681,727)
Net decrease in cash and cash equivalents	$(2,752,563)	$(4,399,273)	$(1,569,737)

Operating Activities

Operating cash flow is impacted by many variables, the most significant of which are the changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the year ended December 31, 2021 were $91.4 million, an increase of $29.2 million compared to $62.2 million for the year ended December 31, 2020. The increase in cash flows provided by operating activities was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2021.

Cash flows provided by operating activities for the year ended December 31, 2020 decreased by $18.5 million compared to $80.7 million for the year ended December 31, 2019. The decrease in cash flows provided by operating activities was primarily attributable to the decrease in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2020.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2021 were $55.6 million compared to $90.8 million for the year ended December 31, 2020. For the year ended December 31, 2021, we used approximately $54.6 million to fund the Cornerstone acquisition, we used $0.8 million primarily to fund the renovation of office space, $0.5 million primarily to fund the acquisition of assets from Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Oil Nut Bay Royalties, LP (“Oil Nut Bay”), partially offset by a $0.5 million cash distribution received in connection with a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP during the period. For the year ended December 31, 2020, we used $87.6 million primarily to fund the Springbok Acquisition, $2.2 million to fund the capital commitments of the Joint Venture and $1.0 million to fund the remodel of office space.

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

Financing Activities

Cash flows used in financing activities were $38.6 million for the year ended December 31, 2021 compared to $24.2 million of cash flows provided by financing activities for the year ended December 31, 2020. Cash flows used in financing activities for the year ended December 31, 2021 consists of $71.7 million of distributions paid to holders of common units and OpCo common units, Series A preferred units and Class B units, $67.1 million to fund the redemption of Series A preferred units, $91.0 million used to repay borrowings under out secured revolving credit facility, $2.1 million of restricted units repurchased for tax withholding, $0.7 million payment of loan origination costs and $0.2 million paid in connection with the redemption of Class B units, partially offset by $57.5 million in proceeds from the 2021 Equity Offering and $136.6 million of additional borrowings under our secured revolving credit facility.

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

Cash flows used in financing activities for the year ended December 31, 2019 were $66.7 million. Cash flows used in financing activities for the year ended December 31, 2019 consist of $78.8 million of distributions paid to holders of common units and OpCo common units, Series A preferred units and Class B units, $0.7 million of issuance costs paid on Series A preferred units and $0.3 million paid in connection with the redemption of Class B units, partially offset by $12.8 million of additional borrowings under our secured revolving credit facility and $0.5 million in contributions from our Class B unitholders.

Capital Expenditures

During the year ended December 31, 2021, we paid approximately $55.3 million, which was primarily attributable to the completion of the Cornerstone acquisition. During the year ended December 31, 2020, we paid approximately $87.6 million primarily in connection with the Springbok Acquisition. During the year ended December 31, 2019, we paid approximately $1.2 million in connection with the Phillips Acquisition, $9.9 million in connection with the acquisition of various mineral and royalty interests in Oklahoma and $0.5 million in connection with the Buckhorn Acquisition.

Indebtedness

On January 11, 2017, we entered into a credit agreement (the “2017 Credit Agreement”) with Frost Bank, as administrative agent, and the lenders party thereto. On July 12, 2018, we entered into an amendment (the “First Credit Agreement Amendment”) to the 2017 Credit Agreement (the 2017 Credit Agreement as amended by the First Credit Agreement Amendment, the “2018 Amended Credit Agreement”). On December 8, 2020, we entered into the Second Credit Agreement Amendment to the 2018 Amended Credit Agreement (the 2018 Amended Credit Agreement as amended by the Second Credit Agreement Amendment, the “Amended Credit Agreement”). Under the Amended Credit Agreement, availability under our secured revolving credit facility will continue to equal the lesser of the aggregate maximum elected commitments of the lenders, which may be increased up to $500.0 million, subject to the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders, and the borrowing base. The Second Credit Agreement Amendment amended the 2018 Amended Credit Agreement to extend the maturity date thereunder from February 8, 2022 to June 7, 2024.

The Second Credit Agreement Amendment increased aggregate commitments under the 2018 Amended Credit Agreement from $225.0 million to $265.0 million providing for maximum availability of $265.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million, subject to the limitations of our borrowing base and satisfaction of certain conditions, including the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders and the borrowing base. In connection with our entry into the Second Credit Agreement Amendment, the borrowing base was set at $265.0 million. The borrowing base will be redetermined semiannually on May 1 and November 1 of each year, beginning May 1, 2021, based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries. In connection with the November 1, 2021 redetermination under the secured revolving credit facility, the borrowing base was increased to $275.0 million.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units and OpCo common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of December 31, 2021, we had outstanding borrowings of $217.1 million under the secured revolving credit facility and $57.9 million of available capacity.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain of our accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. Below, we have provided expanded discussion of our more significant accounting estimates.

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

There are numerous uncertainties inherent in estimating quantities of proved oil, natural gas and NGL reserves. Oil, natural gas and NGL reserve engineering is a subjective process of estimating underground accumulations of oil, natural gas and NGLs that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil, natural gas and NGLs that are ultimately recovered. Additionally, we continue to not intend to book PUD reserves going forward.

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

Our commodity derivative contracts consist of fixed price swaps, under which we receive a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. We hedge our daily production based on the amount of debt and/or preferred equity as a percent of our enterprise value. As of December 31 2021, these economic hedges constituted approximately 32% of our daily oil and natural gas production.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2021, we had four counterparties to our derivative contracts, which are also lenders under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. During the years ended December 31, 2021, 2020 and 2019, our top purchaser accounted for approximately 6.0%, 7.1% and 6.0%, respectively, of our oil, natural gas and NGL revenues. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of December 31, 2021, we had total borrowings outstanding under our secured revolving credit facility of $217.1 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense of approximately $2.2 million annually, assuming that our indebtedness remained constant throughout the year.

On January 27, 2021, we entered into an interest rate swap with Citibank, which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility (which represented approximately 69% of our outstanding balance as of December 31, 2021), at approximately 3.9% for the period ending on January 29, 2024. We use an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of our secured revolving credit facility from a floating to a fixed rate. For the year ended December 31, 2021, we recognized a $1.6 million gain on interest rate swaps, which is included in other income in the accompanying consolidated statements of operations.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2019 through December 31, 2021. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, higher commodity prices, which could result in lower revenues, supply shortages, increased costs of labor and other similar effects.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, impairment of oil and natural gas properties, non-cash unit-based compensation, losses on the extinguishment of debt, change in fair value of open derivative instruments, cash distribution from affiliate and equity income in affiliate. Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Partnership
	Year Ended December 31,
	2021	2020	2019
Reconciliation of net income (loss) to Adjusted EBITDA and cash available for distribution:
Net income (loss)	$42,437,874	$(256,090,770)	$(158,207,945)
Depreciation and depletion expense	36,797,881	47,988,796	52,118,367
Interest expense	9,182,103	6,430,061	5,813,702
Cash distribution from affiliate	1,015,559	812,810	—
Provision for (benefit from) income taxes	74,100	(885,193)	899,425
EBITDA	89,507,517	(201,744,296)	(99,376,451)
Impairment of oil and natural gas properties	—	251,558,557	169,150,255
Unit-based compensation	10,632,725	9,261,756	7,502,678
Loss on extinguishment debt	—	476,350	—
Loss on derivative instruments, net of settlements	20,343,783	7,085,364	3,423,445
Cash distribution from affiliate	500,389	—	94,150
Equity income in affiliate	(1,119,819)	(763,988)	(80,481)
Consolidated Adjusted EBITDA	119,864,595	65,873,743	80,713,596
Adjusted EBITDA attributable to noncontrolling interest	(35,608,960)	(23,914,812)	(42,228,556)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	84,255,635	41,958,931	38,485,040
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	5,297,810	3,399,655	2,430,170
Cash distributions on Series A preferred units	1,943,385	3,047,466	3,635,459
Restricted units repurchased for tax withholding	1,433,265	—	—
Cash income tax expense	—	—	801,669
Distributions on Class B units	76,780	91,869	94,429
Cash reserves	—	—	(801,669)
Cash available for distribution on common units	$75,504,395	$35,419,941	$32,324,982

	Partnership
	Year Ended December 31,
	2021	2020	2019
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution:
Net cash provided by operating activities	$91,442,481	$62,245,341	$80,702,448
Interest expense	9,182,103	6,430,061	5,813,702
Provision for (benefit from) income taxes	74,100	(885,193)	899,425
Impairment of oil and natural gas properties	—	(251,558,557)	(169,150,255)
Amortization of right-of-use assets	(298,093)	(276,180)	(154,525)
Amortization of loan origination costs	(1,556,769)	(1,108,685)	(1,050,278)
Loss on extinguishment of debt	—	(476,350)	—
Equity income in affiliate	1,119,819	763,988	80,481
Forfeiture of restricted units	—	127,934
Unit-based compensation	(10,632,725)	(9,261,756)	(7,502,678)
Loss on derivative instruments, net of settlements	(20,343,783)	(7,085,364)	(3,423,445)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	17,594,389	(1,618,006)	(4,410,140)
Accounts receivable and other current assets	2,077,637	897,088	26,317
Accounts payable	77,716	319,001	125,387
Other current liabilities	463,828	(533,582)	(1,762,633)
Operating lease liabilities	306,814	275,964	429,743
EBITDA	89,507,517	(201,744,296)	(99,376,451)
Add:
Impairment of oil and natural gas properties	—	251,558,557	169,150,255
Unit-based compensation	10,632,725	9,261,756	7,502,678
Loss on extinguishment of debt	—	476,350	—
Loss on derivative instruments, net of settlements	20,343,783	7,085,364	3,423,445
Cash distribution from affiliate	500,389	—	94,150
Equity income in affiliate	(1,119,819)	(763,988)	(80,481)
Consolidated Adjusted EBITDA	119,864,595	65,873,743	80,713,596
Adjusted EBITDA attributable to noncontrolling interest	(35,608,960)	(23,914,812)	(42,228,556)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	84,255,635	41,958,931	38,485,040
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	5,297,810	3,399,655	2,430,170
Cash distributions on Series A preferred units	1,943,385	3,047,466	3,635,459
Restricted units repurchased for tax withholding	1,433,265	—	—
Cash income tax expense	—	—	801,669
Distributions on Class B units	76,780	91,869	94,429
Cash reserves	—	—	(801,669)
Cash available for distribution on common units	$75,504,395	$35,419,941	$32,324,982

Item 8. Financial Statements and Supplementary Data

The Partnership’s consolidated financial statements required by this item are included in this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded our internal controls over financial reporting were effective as of December 31, 2021.

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

Beginning with our Form 10-K for the year ending December 31, 2022, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting as we will no longer be considered an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for the executive officers, directors and director nominees of our General Partner as of December 31, 2021. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board of Directors. Messrs. R. Ravnaas and D. Ravnaas are father and son, respectively, and Messrs. Fortson and Wynne are father-in-law and son-in-law, respectively.

Name	Age	Position With Our General Partner
Robert D. Ravnaas	64	Chief Executive Officer and Chairman of the Board of Directors
R. Davis Ravnaas	36	President and Chief Financial Officer
Matthew S. Daly	49	Chief Operating Officer
R. Blayne Rhynsburger	35	Controller
Brett G. Taylor	61	Executive Vice Chairman of the Board of Directors
Ben J. Fortson	89	Director
T. Scott Martin	71	Director
Mitch S. Wynne	63	Director
William H. Adams III	63	Independent Director
Craig Stone	58	Independent Director
Erik B. Daugbjerg	52	Independent Director

Robert D. Ravnaas. Robert D. Ravnaas was appointed Chief Executive Officer of our General Partner and Chairman of the Board of Directors in November 2015. Mr. R. Ravnaas served as President of Cawley, Gillespie & Associates, Inc., a petroleum engineering firm, from 2011 until February 2017. He also served as President and director of Rivercrest Royalties II, LLC from 2014 until December 2017, and as President and director of our Predecessor from 2013 until our IPO, and he is a partial owner of certain of the Contributing Parties. Prior to joining Cawley, Gillespie & Associates, Inc. in 1983, he worked as a Production Engineer for Amoco Production Company from 1981 to 1983. Mr. R. Ravnaas received a Bachelor of Science degree with special honors in Chemical Engineering from the University of Colorado at Boulder and a Master of Science degree in Petroleum Engineering from the University of Texas at Austin. He is a registered professional engineer in Texas and a member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers and the American Association of Petroleum Geologists. Mr. R. Ravnaas was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry. Mr. R. Ravnaas also serves as Chairman of Kimbell Tiger Acquisition Corporation.

R. Davis Ravnaas. R. Davis Ravnaas was appointed President and Chief Financial Officer of our General Partner in November 2015. Mr. D. Ravnaas co-founded our Predecessor in October 2013, served as Vice President and Chief

Financial Officer from November 2013 to October 2015 and served as President and Chief Financial Officer of our Predecessor from October 2015 until our IPO. He has also served as Vice President and Chief Financial Officer of Rivercrest Royalties Holdings II, LLC and/or its predecessor, Rivercrest Royalties II, LLC, since August 2014, and he is a partial owner of certain of the Contributing Parties. From 2010 to 2012, Mr. D. Ravnaas was responsible for sourcing, evaluating and monitoring investments in energy and industrials companies as an associate investment professional with Crestview Partners, a New York based private equity fund with $6.0 billion under management. Mr. D. Ravnaas left Crestview Partners in 2012 to attend the Stanford Graduate School of Business, where he earned his Master in Business Administration in 2014. Mr. D. Ravnaas also has an AB in Economics from Princeton University and a MSc in Finance and Economics from the London School of Economics. Mr. D. Ravnaas also serves as Director and Strategic Advisor of Kimbell Tiger Acquisition Corporation.

Matthew S. Daly. Matthew S. Daly was appointed Chief Operating Officer of our General Partner in May 2017. Mr. Daly has served as Senior Vice President—Corporate Development of our General Partner since September 2016. Mr. Daly served as Senior Vice President—Corporate Development of our Predecessor from August 2016 until our IPO. From 2014 to 2016, Mr. Daly served as Senior Analyst—Energy at Hirzel Capital Management LLC, a Dallas-based hedge fund, where he managed public energy investments. From 2004 to 2013, he served as Senior Analyst—Energy at Kleinheinz Capital Partners, Inc., where he managed public and private energy investments and assisted with macro hedging trades. From 2002 to 2004, Mr. Daly was a Vice President—Mergers and Acquisitions at Lazard Frères & Co. in New York City. Mr. Daly has a Bachelor of Business Administration from the University of Texas at Austin and a Master of Business Administration from the University of Chicago Booth School of Business and is a certified public accountant. Mr. Daly also serves as Director and Strategic Advisor of Kimbell Tiger Acquisition Corporation.

R. Blayne Rhynsburger. R. Blayne Rhynsburger has served as the Controller of the General Partner since February 2017.  Mr. Rhynsburger previously served as the Controller of our Predecessor from November 2015 until our IPO. Prior to that time, Mr. Rhynsburger served as audit manager from July 2014 to November 2015, audit senior from July 2011 to June 2014, and audit staff from September 2009 to June 2011 at Whitley Penn LLP, where he specialized in assurance and advisory services for clients in multiple industries, primarily energy clients in the public and private sectors. Mr. Rhynsburger also has served as an adjunct professor of petroleum accounting in the graduate school of Texas Christian University’s Neeley School of Business since 2015. Mr. Rhynsburger holds a Bachelor of Business Administration degree in Accounting and Finance and a Master of Accounting degree from Texas Christian University. He is also a member of the Texas Society of Certified Public Accountants. Mr. Rhynsburger also serves as the Controller of Kimbell Tiger Acquisition Corporation.

Brett G. Taylor. Brett G. Taylor was appointed as Executive Vice Chairman of the Board of Directors in November 2015. Mr. Taylor has over 36 years of experience in the oil and gas industry as a petroleum landman. He began his career at Texas Oil and Gas Corporation from 1982 to 1985. He then spent thirteen years at Fortson Oil Company, where he served as Land Manager and Vice President—Land from 1985 to 1998. In 1998, Mr. Taylor co-founded, with Joe B. Neuhoff, Neuhoff-Taylor Royalty Company and began acquiring producing royalties and minerals. He has also served as President and Chief Executive Officer of various private companies since 1998, and certain of such companies are Contributing Parties. Mr. Taylor has a Bachelor of Business Administration—Petroleum Land Management degree from the University of Texas at Austin and is a member of the American Association of Professional Landmen. Mr. Taylor was selected to serve as a director because of his broad knowledge of land management, oil and gas title, due diligence and related matters.

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

Erik Daugbjerg. Erik Daugbjerg was appointed as a director of our General Partner in April 2018. Mr. Daugbjerg has more than 21 years of experience in upstream and midstream energy companies, including founding roles at two oil and gas operators based in the Permian Basin. Prior to Concho Resources, Inc.’s acquisition of RSP Permian, Inc. in July 2018, Mr. Daugbjerg served as the Executive Vice President of Land and Business Development of RSP Permian, Inc., a role to which he was appointed in March 2017. Starting in 2010, Mr. Daugbjerg served in various other roles for RSP Permian, Inc. and its affiliates, including Vice President of Business Development and Vice President of Marketing. Mr. Daugbjerg has a Bachelor in Business Administration degree from Southern Methodist University and is active with several Texas energy industry organizations. Mr. Daugbjerg was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during fiscal year 2021 all of our directors, executive officers and persons who beneficially own more than 10 percent of a registered class of our equity securities complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except that three Form 4 filings were filed late in 2021 by T. Scott Martin, Robert D. Ravnaas and R. Davis Ravnaas, respectively, related to a single transaction.

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

Item 11. Executive Compensation and Other Information

We are providing compensation disclosure that satisfies the requirements applicable to “emerging growth companies” as defined in the JOBS Act. Under the rules applicable to emerging growth companies, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. As an emerging growth company, our Named Executive Officers, or “NEOs,” include the Chief Executive Officer and our other two most highly compensated officers. Our Named Executive Officers for the year ended December 31, 2021 include:

Name	Principal Position
Robert D. Ravnaas	Chairman and Chief Executive Officer (“CEO”)
R. Davis Ravnaas	President and Chief Financial Officer (“CFO”)
Matthew S. Daly	Chief Operating Officer (“COO”)

This discussion is intended to provide context for the tabular disclosure provided in the executive compensation tables below and to provide investors with the material information necessary to understanding our executive compensation program.

Overview of Our Executive Compensation Program

Our General Partner has sole responsibility for conducting our business and managing our operations, and its executive officers and its Board of Directors make decisions on our behalf. As is typical of publicly traded limited partnerships, we do not directly employ any of the persons responsible for managing our business. Our General Partner’s executive officers manage and operate our business as part of the services provided by Kimbell Operating to our General Partner under a management services agreement. All of our General Partner’s executive officers and other employees necessary to operate our business are employed and compensated by Kimbell Operating or an entity with which Kimbell Operating arranges for the provision of services. The compensation for all our executive officers is indirectly paid by us pursuant to the management services agreement with Kimbell Operating as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Neither Kimbell Operating nor any affiliated entity has entered into any employment agreement with any of its executive officers.

Our General Partner’s Conflicts and Compensation Committee has adopted an annual review process for our executive compensation program. This annual review typically occurs in December of each year, and the most recent review was conducted in December 2021. This process allows us to adjust our compensation practices and targets based on prevailing market and industry conditions at the time, which aligns our compensation philosophy with our business objectives and, thereby, the interests of our executive officers with those of our unitholders.

Our Compensation Philosophy

Our compensation program is designed to reward performance and to align the interests of our executive officers with those of our unitholders. As discussed further below, we seek to tie our compensation metrics to the achievement of performance goals and the creation of unitholder value. Our long-term incentives, in the form of restricted unit awards, represent a significant portion of the total compensation paid to our executive officers.  In addition, these equity awards incentivize the creation of unitholder value and encourage retention of executives and key employees through the use of multi-year vesting schedules.

Use of an Independent Compensation Advisory Firm; Peer Group and Incentive Targets

Since 2018, our General Partner’s Conflicts and Compensation Committee has engaged Pearl Meyer LLC (“Pearl Meyer”) to review our compensation practices against the norms of its competitive markets and to evaluated and recommend appropriate changes to our compensation practices consistent with our objectives.

The Conflicts and Compensation Committee is responsible for approving the scope of work performed by Pearl Meyer and confirming its independence under the rules promulgated by the Dodd-Frank Act and corresponding regulations issued by the SEC and the NYSE. Pearl Meyer provides the Conflicts and Compensation Committee with an independence letter confirming its independence. As a result of its review, the Committee determined that Pearl Meyer was independent under the relevant rules.

Peer Group and Incentive Targets Used in Determining 2021 Compensation

In November 2018, at the direction of the Conflicts and Compensation Committee, Pearl Meyer performed a formal survey to identify a peer group of upstream oil and gas companies, as well as mineral and royalty companies, of comparable size to the Partnership. This peer group was used by the Conflicts and Compensation Committee to provide comparative market compensation data and guideposts on the basis of which the Committee would determine NEO compensation for fiscal years 2019, 2020 and 2021.

In addition, in 2019 Pearl Meyer worked with management of the General Partner to assist in the development of formal measures for our long-term incentive plan (restricted unit awards) and our short-term incentive plan (cash bonus). The Conflicts and Compensation Committee approved four factors, which are described in further detail below, to be used in determining the long-term and short-term incentive awards for each of our NEOs.  These four factors were used by the Committee in determining the amounts of cash bonus and restricted unit awards for our NEOs in 2020 and 2021. Three of the four factors were quantitative in nature and one was qualitative.  The three quantitative factors consisted of achieving target objectives relating to (i) increase in barrels of oil produced (“production growth”), (ii) replacing proved developed producing reserves (“PDP reserve replacement”), and (iii) controlling cash general and administrative expense per barrel of oil equivalent (“Cash G&A expense per Boe”). The qualitative factor consisted of achieving certain core competencies, with such core competencies and the achievement thereof to be determined by the Conflicts and Compensation Committee in its discretion. The chart below displays each compensation factor, its relative weight, the target objectives and the percentage of the target cash bonuses and target restricted units to be awarded based on the level of achievement for such related target objective.

			Percentage of NEO's Target Awards to be Awarded Based on Level of Achievement of Target Objective for 2021
Compensation Factor	Weight	Target Objective for 2021	Below Target Objective	At Target Objective	Above Target Objective
Production growth	25%	0% - 4% Growth	50%	100%	150%
PDP reserve replacement	25%	95% - 100% Replacement	50%	100%	150%
Cash G&A expense per BOE	25%	$3.20 - $3.40	50%	100%	150%
Achievement of core competencies	25%	Committee Discretion	50%	100%	150%

In December 2020, the Committee set the target cash bonuses and restricted unit awards for our NEOs for 2021. The target cash bonuses for 2021 were $575,000, $550,000 and $450,000 for each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively.  The target restricted unit awards for 2021 were 155,000, 120,000 and 85,000 restricted units for each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively.

The chart below displays our actual 2021 results for each compensation.

Compensation Factor	Weight	Target Objective for 2021	Actual 2021 Results for the Partnership	Actual 2021 Results Compared to Target Objectives
Production growth	25%	0% - 4% Growth	3% Growth	At Target
PDP reserve replacement	25%	95% - 100% Replacement	158% Replacement	Above Target
Cash G&A expense per BOE	25%	$3.20 - $3.40	$3.12	Above Target
Achievement of core competencies	25%	Committee Discretion	Above Target	Above Target

The 2021 cash bonuses and restricted unit awards were calculated using the respective percentage of level of achievement of each target objective and multiplying it by the target cash bonus and restricted unit award.  Our actual results achieved with respect to two of the three quantitative compensation factors were above the target objective for 2021, and our actual results for the third quantitative compensation factor met the target objective.  For the qualitative compensation factor, the Conflicts and Compensation Committee determined that the NEOs had exceeded the target objective for the achievement of core competencies. As each compensation factor was equally weighted at 25% and the actual results achieved for three of the four compensation factors were above the target objective, with actual results for the fourth factor meeting the target objective, the Conflicts and Compensation Committee determined that the cash bonuses and restricted unit awards for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be set at amounts equal to 137.5% of their 2021 target amounts. The chart below displays the actual 2021 cash bonuses and restricted unit awards for our NEOs based on the level of achievement of each compensation factor.

Name	2021 Actual Long-Term Restricted Units Awarded	2021 Actual Non-Equity Incentive Plan Compensation
Robert D. Ravnaas	213,125	$790,625
R. Davis Ravnaas	165,000	$756,250
Matthew S. Daly	116,875	$618,750

Peer Group and Incentive Targets to Be Used in 2022

In Fall 2021, at the direction of the Conflicts and Compensation Committee, Pearl Meyer performed a new comprehensive compensation benchmarking study. The peer group was comprised of the following sixteen companies:

Black Stone Minerals, L.P.	HighPeak Energy, Inc.
Bonanza Creek Energy, Inc.	Laredo Petroleum, Inc.
Brigham Minerals, Inc.	Matador Resources Company
Callon Petroleum Company	Northern Oil and Gas, Inc.
Centennial Resource Development, Inc.	Oasis Petroleum Inc.
Contango Oil & Gas	PDC Energy, Inc.
Extraction Oil & Gas, Inc.	SM Energy Company
Gulfport Energy Corporation	Whiting Petroleum Corporation

Pearl Meyer’s comprehensive compensation benchmarking study provided comparative market compensation data and guideposts on the basis of which the Conflicts and Compensation Committee would determine NEO compensation for the fiscal year 2022.

In addition, during its annual review of the Partnership’s compensation practices in December 2021, the Conflicts and Compensation Committee added a fourth quantitative factor, based on a total shareholder return calculation, to be used in determining the long-term and short-term incentive awards for each of our Named Executive Officers in 2022. This additional quantitative factor was included to incentivize the creation of unitholder value within the public equity markets. As revised for 2022, the four quantitative factors will consist of achieving target objectives relating to (i) increase in barrels of oil produced (“production growth”), (ii) replacing proved developed producing reserves (“PDP reserve replacement”), (iii) controlling cash general and administrative expense per barrel of oil equivalent (“Cash G&A expense per Boe”) and (iv) achieving a ranking of unitholder return for calendar year 2022 relative to certain specified peer companies (“relative unitholder return”), and the qualitative factor will consist of achieving certain core competencies, with such core competencies and the achievement thereof to be determined by the Committee at its discretion.

The chart below, displays each compensation factor for 2022, its relative weight, the target objective and the percentage of the target cash bonuses and target restricted units to be awarded based on the level of achievement for such related target objective.

			Percentage of NEO’s Target Award to be Awarded Based on Level of Achievement of Target Objective for 2022
Compensation Factor	Weight	Target Objective for 2022	Below Target Objective	At Target Objective	Above Target Objective
Production growth	20%	0% - 4% Growth	50%	100%	150%
PDP reserve replacement	20%	95% - 100% Replacement	50%	100%	150%
Cash G&A expense per BOE	20%	$3.20 - $3.40	50%	100%	150%
Achievement of core competencies	20%	Committee Discretion	50%	100%	150%

			Percentage of Target to be Awarded Based on Peer Ranking of TSR for Calendar Year 2022
Relative unitholder return	20%	Peer Ranking of TSR(1)	5th	4th	3rd	2nd	1st
			0%	50%	100%	150%	200%
(1)	Ranking of total shareholder return (“TSR”) for calendar year 2022 including the following companies: KRP, MNRL, BSM, VNOM and FLMN. If peer is acquired during year, TSR will be calculated from January 1, 2022 through day of deal closing.

Pearl Meyer’s analysis determined that the proposed 2022 compensation at the target levels was below the median of the peer group for Messrs. Robert D. Ravnaas and R. Davis Ravnaas and at the median for Matthew S. Daly.

Key Components of Our Executive Compensation Program and Compensation Mix

Our executive compensation program has been customized to align with our business objectives and the interests of our executive officers with those of our unitholders. We annually evaluate the various components of our compensation program relative to the competitive market. Our compensation and benefit programs for the years ended December 31, 2021, 2020 and 2019 consisted of the following key components, which are described in greater detail below:

●	Base salary;
●	Long-term incentive restricted units;
●	Non-equity incentive plan compensation, consisting of short-term incentive cash bonuses (“STI Bonuses”);
●	Other compensation, consisting of distributions received and vesting from restricted unit awards; and
●	Broad-based retirement, health and welfare benefits.

In allocating compensation among the various components, we emphasize performance-based, at-risk compensation while also seeking to provide competitive levels of fixed compensation. Long-term incentives constitute the largest portion of total compensation and provide an important alignment to common unitholder interests. We do not target a specific percentage for each element of compensation relative to total compensation. We evaluate each element against the competitive market within the parameters of our compensation strategy. Therefore, the relative weighting of each element of our total pay mix may change over time as the competitive market moves or other market conditions that affect us change. Our resulting compensation mix reflects alignment with our compensation strategy of competitively targeting the market for all elements of compensation. Below expected performance against the goals in our short or long-term plans will generally yield below market total pay but performance above our operational and financial targets can yield pay above market median into the upper third quartile of the market.

Summary Compensation Table

The table below presents the annual compensation of our Named Executive Officers for the years ended December 31, 2021, 2020 and 2019.

				Non-Equity
			Long-Term	Incentive Plan	Other
Name	Year	Salary	Restricted Units (1)(2)	Compensation (1)(3)	Compensation (4)	Total
Robert D. Ravnaas	2021	$575,000	$2,186,663	$790,625	$456,380	$4,008,668
Chairman and CEO	2020	$575,000	$2,372,081	$790,625	$245,890	$3,983,596
	2019	$575,000	$—	$790,625	$371,072	$1,736,697

R. Davis Ravnaas	2021	$550,000	$1,692,900	$756,250	$355,134	$3,354,284
President and CFO	2020	$550,000	$1,836,450	$756,250	$184,881	$3,327,581
	2019	$550,000	$—	$756,250	$266,992	$1,573,242

Matthew S. Daly	2021	$450,000	$1,199,138	$618,750	$254,625	$2,522,513
COO	2020	$450,000	$1,300,819	$618,750	$125,079	$2,494,648
	2019	$450,000	$—	$618,750	$161,183	$1,229,933
(1)	Beginning in 2019, NEOs received their long-term incentive restricted units and STI Bonus in the first quarter of the following year, subsequent to year-end results. Long-term incentive restricted units are recognized in the year in which they are awarded, whereas STI Bonuses are recognized in the year in which they are accrued for.
(2)	Amounts reflect the grant date value as determined pursuant to FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. Amounts for 2021 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 25, 2021 grant date at $10.26 per common unit. Amounts for 2020 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 28, 2020 grant date at $11.13 per common unit. No awards were granted in 2019.
(3)	Our non-equity incentive plan compensation consists of the STI Bonus for our respective NEOs.
(4)	Amounts reflected in other compensation are presented in the table below:

		Distributions
		on Long-Term	401(k) Matching	Total Other
Name	Year	Restricted Units	Contributions	Compensation
Robert D. Ravnaas	2021	$441,880	$14,500	$456,380
	2020	$231,640	$14,250	$245,890
	2019	$357,072	$14,000	$371,072

R. Davis Ravnaas	2021	$340,634	$14,500	$355,134
	2020	$170,631	$14,250	$184,881
	2019	$252,992	$14,000	$266,992

Matthew S. Daly	2021	$240,125	$14,500	$254,625
	2020	$110,829	$14,250	$125,079
	2019	$147,183	$14,000	$161,183

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

Long-Term Incentive Awards

The Committee makes determinations regarding long-term incentive restricted unit awards in the first quarter of each year, subsequent to year-end results. As described above, long-term incentive awards have quantitative measures directly linked to the desired financial and operational goals. On February 24, 2022, as described above, the Committee approved grants of 213,125, 165,000 and 116,875 restricted units to each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. The Board of Directors granted awards under the LTIP to our NEOs on February 25, 2021 and February 28, 2020 consisting of 495,000 restricted units of the Partnership per year in the aggregate. In connection with the guidelines developed following the benchmark process with Pearl Meyer, as discussed above, management determined no annual long-term incentive awards would be granted to our executive officers in 2019.

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

Outstanding Equity Awards

The following table reflects information regarding outstanding unvested restricted units held by our NEOs as of December 31, 2021.

	Unit Awards
	Number of	Market Value of
	Restricted Units that	Restricted Units that
Name	have not vested (1)	have not vested (2)
Robert D. Ravnaas	355,207	$4,841,471
R. Davis Ravnaas	274,998	$3,748,223
Matthew S. Daly	194,791	$2,655,001
(1)	The NEO’s outstanding restricted units will generally vest in accordance with the schedule set forth above under “Long-Term Incentive Awards” so long as the NEO remains employed by the Partnership or one of its affiliates through such dates.
(2)	Reflects the market value of our common units computed based on the closing price, $13.63, of our common units on December 31, 2021.

Non-Equity Incentive Plan Compensation

The STI Bonuses provide our NEOs with an incentive in the form of an annual cash bonus to achieve our overall qualitative business goals. Bonuses for each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly are based on their achievement of the targets relating to the four factors described above and KRP’s core competency goals, which include achievement of strategic objectives, goals in compliance and ethics and teamwork within the Partnership. The prioritization of KRP’s various core competencies varies by year based in part on the previous year’s performance, and the various core competencies bear differently on the Conflicts and Compensation Committee’s determination of the NEO’s STI Bonuses depending on facts and circumstances considered, with no single factor being determinative to the overall bonus decision. In making the bonus determinations for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, other post-performance evaluation criteria taken into account include performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure and investment and cost-savings initiatives. Non-financial factors considered also included, among other items, providing strategic leadership and direction for the Partnership, including corporate governance matters, managing the strategic direction of the Partnership, increasing operational efficiency, expanding our asset base and communicating to investors and other important constituencies. The actual amounts of Messrs. Robert D. Ravnaas’, R. Davis Ravnaas’ and Matthew S. Daly’s annual bonuses are determined by the Conflicts and Compensation Committee in its sole discretion and may be higher or lower than their target amounts.

For the years ended December 31, 2021, 2020 and 2019, respectively, after considering the factors described above and management’s recommendations, the Conflicts and Compensation Committee determined that the bonuses for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be set at amounts equal to 137.5% of their annual target bonus amounts, which for the year ended December 31, 2021, resulted in STI Bonuses in the amount of $790,625, $756,250 and $618,750 for each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. This is reflected in the Conflicts and Compensation Committee’s and management’s assessment that overall company performance and discretionary factors justified payment of such bonus to each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly based on their and the Partnership’s performance during the fiscal year. Specifically, the Conflicts and Compensation Committee set the amount of Mr. Robert D. Ravnaas’ bonus after considering the quality of his individual performance in managing the overall operations and resources of the Partnership, the amount of Mr. R. Davis Ravnaas’ bonus after considering the quality of his individual performance in running the partnership-wide finance function and the amount of Mr. Matthew S. Daly’s bonus after considering the quality of his individual performance in running the ongoing business operations as well as the performance of the Partnership.

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

In addition to cash compensation, our non-employee directors receive annual equity-based compensation under the LTIP. Our non-employee directors were granted awards under the LTIP on each February 25, 2021 and February 28, 2020 consisting of 117,082 restricted units. No long-term incentive awards were granted to our non-employee directors in 2019. Beginning in 2020, and continuing in subsequent years, long-term incentive awards are, and will be, granted once annually in the first quarter of each year.

All retainers are paid in cash on a quarterly basis in arrears. Our non-employee directors do not receive any meeting fees, but each director is reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board of Directors or its committees.

The following table provides information concerning the compensation of our directors who are not NEOs for the year ended December 31, 2021.

			All Other
Name	Fees Earned	Unit Awards (6)	Compensation	Total
William H. Adams III (1)	$95,000	$97,470	$—	$192,470
Erik Daugbjerg (1)	$95,000	$97,470	$—	$192,470
Ben J. Fortson (2)	$—	$418,516	$—	$418,516
T. Scott Martin (3)	$60,000	$71,820	$—	$131,820
Craig Stone (1)	$95,000	$97,470	$—	$192,470
Brett G. Taylor (4)	$—	$1,519,721	$250,000	$1,769,721
Mitch S. Wynne (5)	$—	$418,516	$120,000	$538,516
(1)	Mr. Adams’, Mr. Daugbjerg’s and Mr. Stone’s Fees Earned include the annual cash retainer fee and committee member fees for each non-employee director, as more fully explained above. Mr. Adams, Mr. Daugbjerg and Mr. Stone each have 15,832 unvested restricted units outstanding as of December 31, 2021.
(2)	Mr. Fortson has 67,983 unvested restricted units outstanding as of December 31, 2021.
(3)	Mr. Martin’s Fees Earned includes the annual cash retainer fee for each non-employee director, as more fully explained above. Mr. Martin has 11,666 unvested restricted units outstanding as of December 31, 2021.
(4)	Mr. Taylor’s All Other Compensation consists of his salary earned as an employee of Kimbell Operating. Mr. Taylor has 246,867 unvested restricted units outstanding as of December 31, 2021.
(5)	Mr. Wynne’s All Other Compensation consists of payments made to K3 Royalties, LLC (“K3 Royalties”) as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Wynne has 67,983 unvested restricted units outstanding as of December 31, 2021.
(6)	Amounts reflect the grant date value as determined pursuant to FASB ASC Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. The grant date fair value of our common units is computed based on the average of the opening and closing price on the February 25, 2021 grant date at $10.26 per common unit.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding the beneficial ownership of our common units and Class B units as of February 18, 2022 by:

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

				Percentage of
			Common Units	Common Units
	Common	Class B	Beneficially	Beneficially
Name of Beneficial Owner	Units	Units	Owned (1)	Owned (1)
Kimbell Art Foundation (2)	—	5,135,020	5,135,020	7.9%
PEP II Holdings, LLC (3)(5)	—	3,318,200	3,318,200	5.1%
PEP III Holdings, LLC (4)(6)	—	5,358,000	5,358,000	8.3%
Directors and Officers
Robert D. Ravnaas (7)	899,137	263,380	1,162,517	1.8%
R. Davis Ravnaas (8)	514,617	263,380	777,997	1.2%
Matthew S. Daly (9)	331,220	—	331,220	* %
Blayne Rhynsburger (10)	39,460	—	39,460	* %
Brett G. Taylor (11)	645,388	—	645,388	1.0%
Ben J. Fortson (12)	218,883	5,135,020	5,353,903	8.3%
Mitch S. Wynne (13)	215,126	—	215,126	* %
T. Scott Martin (14)	47,122	263,380	310,502	* %
William H. Adams III (15)	60,154	—	60,154	* %
Craig Stone	34,882	—	34,882	* %
Erik B. Daugbjerg	58,478	—	58,478	* %
All directors and executive officers as a group (11 persons)	3,064,467	5,925,160	8,989,627	13.9%
*	Less than 1%
(1)	Assumes the full exchange of all outstanding OpCo common units and Class B units for common units.
(2)	The principal business address of the Kimbell Art Foundation is 301 Commerce Street, Suite 2300, Fort Worth, Texas 76102. Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Mr. Fortson was delegated authority to manage the investment assets of the Kimbell Art Foundation and, therefore, may be deemed to have voting or investment power over the securities owned by the Kimbell Art Foundation. Mr. Fortson disclaims beneficial ownership of such securities.
(3)	EnCap Partners GP, LLC, a Delaware limited liability company (“EnCap Partners GP”), is the sole general partner of EnCap Partners, LP, a Delaware limited partnership, which is the managing member of EnCap Investments Holdings, LLC, a Delaware limited liability company, which is the sole member of EnCap Investments GP, L.L.C., a Delaware limited liability company, which is the general partner of EnCap Investments L.P., a Delaware limited partnership, which is the general partner of EnCap Equity Fund VI GP, L.P., a Texas limited partnership (“EnCap Fund VI GP”), EnCap Equity Fund VII GP, L.P., a Texas limited partnership, and EnCap Equity Fund VIII GP, L.P., a Texas limited partnership, which are the general partners of EnCap Energy Capital Fund VI, L.P., a Texas limited partnership (“EnCap Fund VI”), EnCap Energy Capital Fund VII, L.P., a Texas limited partnership (“EnCap Fund VII”), and EnCap Energy Capital Fund VIII, L.P., a Texas limited partnership (“EnCap Fund VIII”), respectively. Additionally, EnCap Fund VI GP is the general partner of EnCap Energy Capital Fund VI-B, L.P., a Texas limited partnership, which is the sole member of EnCap VI-B Acquisitions GP, LLC, a Delaware limited liability company, which is the general partner of EnCap VI-B Acquisitions, L.P., a Texas limited partnership (“EnCap VI-B”). The securities reported above as beneficially owned by the Phillips Sellers may be distributed by the Phillips Sellers to each of their members in accordance with the terms of their respective limited liability company agreements. The principal business address of the Phillips Sellers and each of the entities identified in this paragraph is 1100 Louisiana Street, Suite 4900, Houston, Texas 77002.
(4)	EnCap Fund VI and EnCap VI B are the managing members of Phillips I. Therefore, EnCap Partners GP, EnCap Fund VI and EnCap VI B may be deemed to beneficially own all of the reported securities that are deemed to be beneficially owned by Phillips I. Each of EnCap Partners GP, EnCap Fund VI and EnCap VI B disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein, and this statement shall not be deemed an admission that it is the beneficial owner of the reported securities for the purposes of Section 13(d) of the Exchange Act or any other purpose.

(5)	EnCap Fund VII is the managing member of Phillips II. Therefore, EnCap Partners GP and EnCap Fund VII may be deemed to beneficially own all of the reported securities that are deemed to be beneficially owned by Phillips II. Each of EnCap Partners GP and EnCap Fund VII disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein, and this statement shall not be deemed an admission that it is the beneficial owner of the reported securities for the purposes of Section 13(d) of the Exchange Act or any other purpose. 42,081 OpCo common units and an equivalent number of Class B units are held in escrow pending the outcome of ongoing litigation involving certain of the Acquired Phillips Subsidiaries.
(6)	EnCap Fund VIII is the managing member of Phillips III. Therefore, EnCap Partners GP and EnCap Fund VIII may be deemed to beneficially own all of the reported securities that are deemed to be beneficially owned by Phillips III. Each of EnCap Partners GP and EnCap Fund VIII disclaims beneficial ownership of the reported securities except to the extent of its pecuniary interest therein, and this statement shall not be deemed an admission that it is the beneficial owner of the reported securities for the purposes of Section 13(d) of the Exchange Act or any other purpose.
(7)	Robert D. Ravnaas is a partner or member in certain entities that directly or indirectly hold, in the aggregate, approximately 325,044 common units and 3,076,559 Class B units. Mr. R. Ravnaas may be deemed to have voting or investment power with respect to 114,264 common units and 263,380 Class B units held by such entities. Mr. R. Ravnaas has a pecuniary interest in an aggregate of approximately 150,666 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. R. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(8)	R. Davis Ravnaas is a partner or member in certain entities that hold, directly or indirectly, in the aggregate, approximately 185,129 common units and 3,076,559 Class B units. Mr. D. Ravnaas may be deemed to have voting or investment power with respect to 263,380 Class B units held by such entities. Mr. D. Ravnaas has a pecuniary interest in an aggregate of approximately 34,243 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. D. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(9)	Matthew Daly is a member of Rivercrest Capital Investors LP, a member of Rivercrest Capital Partners LP (the “Fund”), which holds 2,813,179 Class B units. Mr. Daly does not have voting or investment power with respect to the Class B units held by the Fund. Mr. Daly has a pecuniary interest in approximately 3,516 Class B units owned by the Fund based on his ownership interest in the Fund, and Mr. Daly disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.
(10)	Blayne Rhynsburger is a member of Rivercrest Capital Investors LP, a member of the Fund, which holds 2,813,179 Class B units. Mr. Rhynsburger does not have voting or investment power with respect to the Class B units held by the Fund. Mr. Rhynsburger has a pecuniary interest in approximately 563 Class B units owned by the Fund based on his ownership interest in the Fund, and Mr. Rhynsburger disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.
(11)	Brett G. Taylor is a partner in, member of or sole trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 185,689 common units, and Mr. Taylor may be deemed to have voting or investment power with respect to such common units. Mr. Taylor has a pecuniary interest in an aggregate of approximately 150,505 common units based on his ownership interest in such entities, and Mr. Taylor disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(12)	Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Mr. Fortson was delegated authority to manage the investment assets of the Kimbell Art Foundation and, therefore, may be deemed to have voting or investment power over 5,135,020 Class B units owned by the Kimbell Art Foundation. Furthermore, Mr. Fortson is a member, sole shareholder or trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 63,082 common units, and Mr. Fortson may be deemed to have voting or investment power with respect to such common units. Mr. Fortson has a pecuniary interest in an aggregate of approximately 38,082 common units based on his ownership interest in such entities, and Mr. Fortson disclaims beneficial ownership of all of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

(13)	Mitch S. Wynne is a member of or trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 77,455 common units, and Mr. Wynne may be deemed to have voting or investment power with respect to all of such common units. Mr. Wynne has a pecuniary interest in an aggregate of approximately 40,539 common units based on his ownership interest in such entities, and Mr. Wynne disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein. 27,539 common units owned by a trust for which Mr. Wynne serves as trustee are subject to a negative pledge under a loan agreement with a bank.
(14)	T. Scott Martin is a member in certain entities that directly or indirectly hold, in the aggregate, approximately 12,970 common units and 3,076,559 Class B units. Mr. Martin has voting or investment power with respect to 12,970 common units and 263,380 Class B units held by such entities. Mr. Martin has a pecuniary interest in approximately 12,970 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. Martin disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(15)	Bill Adams has pledged approximately 41,156 common units as collateral for a margin account with a bank.

The below table sets forth the beneficial ownership of the equity interests in our General Partner as of February 18, 2022:

Name of Beneficial Owner (1)	Membership Interest
Kimbell GP Holdings, LLC (2)	100%
Robert D. Ravnaas (3)	33.33%
Brett G. Taylor (3)	33.33%
Mitch S. Wynne / Ben J. Fortson (3)	33.33%
(1)	The address for each beneficial owner in this table is 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.
(2)	Kimbell GP Holdings, LLC is controlled by entities affiliated with Robert D. Ravnaas, Brett G. Taylor, Mitch S. Wynne and Ben J. Fortson.
(3)	Messrs. R. Ravnaas, Taylor, Wynne and Fortson, by virtue of their indirect ownership interest in Kimbell GP Holdings, LLC, which owns our General Partner, may be deemed to beneficially own the non-economic general partner interest in us held by our General Partner. Each of Messrs. R. Ravnaas, Taylor, Wynne and Fortson disclaims beneficial ownership of this interest.

Equity Compensation Plan Information

On February 3, 2017, the Board of Directors adopted the LTIP. On September 23, 2018, the General Partner entered into the First Amendment to the LTIP (the “LTIP Amendment”), which increased the number of common units eligible for issuance under the LTIP by 2,500,000 common units for a total of 4,541,600 common units. The following table provides certain information with respect to this plan as of December 31, 2021:

Number of
	Securities to be	Weighted	Number of Securities
	Issued Upon	-Average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants	Warrants and	Securities Reflected in
	and Rights(1)	Rights(2)	Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	—	1,429,889
Equity compensation plans not approved by unitholders	—	—	—
Total	—	—	1,429,889
(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 4,541,600 units of which, 3,111,711 restricted and common units have been granted. Because these awards have already resulted in the issuance of common units (whether or not restricted), they are not included in column (a).

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

As of February 18, 2022, Kimbell Holdings owns 30,000 common units, representing 0.05% of our limited partner interests outstanding. In addition, Kimbell Holdings owns a 100.0% membership interest in the General Partner, which owns a non-economic general partner interest in us. Messrs. R. Ravnaas and Taylor each own a 33.33% interest in Kimbell Holdings, and Messrs. Wynne and Fortson each own a 16.67% interest in Kimbell Holdings. Kimbell Holdings and each of the Sponsors may be deemed to be a “parent” by virtue of their control over the General Partner. Please read “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for more information relating to each Sponsor’s beneficial ownership in us and the General Partner.

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

Management Services Agreements

Management Services Agreement with Kimbell Operating

We have entered into a management services agreement with Kimbell Operating, pursuant to which Kimbell Operating provides management, administrative, operational and acquisition services to us, including via the services agreements with the Sponsor Managers and the Non-Sponsor Managers (each as defined below). The management services agreement with Kimbell Operating is under terms and conditions similar to those described below in “—Services Agreements with Our Sponsors” and “—Other Services Agreements,” except that neither party to the agreement may terminate unless all of the services agreements with the Sponsor Managers and the Non-Sponsor Managers have terminated. During the years ended December 31, 2021, 2020 and 2019, we paid to Kimbell Operating services fees equal to $1.0 million, $0.9 million and $1.5 million, respectively, which amounts represent an estimated allocation of all projected costs to be incurred by Kimbell Operating in providing such services to us for the respective year, including pursuant to the services agreements with the Sponsor Managers and the Non-Sponsor Managers.

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

Service Fees and Reimbursement. Under the services agreements, Kimbell Operating paid to K3 Royalties a monthly services fee of $10,000 for the years ended December 31, 2021 and 2020. Under the services agreements, Kimbell Operating paid to Taylor Companies and K3 Royalties a monthly services fee of approximately $43,900 and $10,000, respectively, for the year ended December 31, 2019. These amounts represent an estimated allocation of all projected costs to be incurred by such Sponsor Manager in providing services to Kimbell Operating for the respective year. Upon the approval of the Board of Directors, Kimbell Operating will pay a monthly services fee of $10,000 to K3 Royalties, for the period from January 1, 2022 through December 31, 2022. In addition, BJF Royalties will continue to not receive a monthly services fee in connection with providing its services.

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

Other Services Agreements

Management Services. Kimbell Operating has services agreements with Nail Bay Royalties and Duncan Management (collectively, the “Non-Sponsor Managers”), which are entities controlled by Benny D. Duncan, who served on the Board of Directors during the year ended December 31, 2017 and a portion of the year ended December 31, 2018. Effective as of February 8, 2022, Kimbell Operating and each of the Non-Sponsor Managers entered into agreements to terminate the services agreements of such service providers. Pursuant to these agreements, the Non-Sponsor Managers provided management, administrative and operational services to Kimbell Operating. These services included, with respect to the serviced properties: negotiating and executing leases, right of way agreements, pooling orders and similar agreements and orders; providing certain recordkeeping services; resolving title issues; collecting and disbursing payments and rendering related accounting and bookkeeping services; monitoring drilling and production activities; assisting in preparing certain federal and state tax forms; and providing certain additional accounting, title, human resources, regulatory compliance and other services.

Service Fees and Reimbursement. Under the services agreements with the Non-Sponsor Managers, Kimbell Operating paid to Nail Bay Royalties a monthly services fee of approximately $25,110, $22,018 and $27,306 for the years ended December 31, 2021, 2020 and 2019, respectively. Kimbell Operating paid to Duncan Management a monthly services fee of approximately $45,707, $46,788 and $41,525 for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts represented an estimated allocation of all projected costs to be incurred by such Non-Sponsor Manager in providing services to Kimbell Operating for the respective year.

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

Limited Liability Company Agreement of Kimbell Tiger Acquisition Sponsor, LLC

In connection with the formation of Tiger Sponsor, our executive officers and directors, among others, purchased equity interests in Tiger Sponsor. None of the individuals have voting or investment discretion with respect to the shares of TGR or TGR Opco held by Tiger Sponsor. The amount involved in each individual’s purchase did not exceed $120,000 per person.

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

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $22,160, $20,160 and $18,900 for the years ended December 31, 2021, 2020 and 2019, respectively, for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $555,640, $440,160 and $350,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Item 14. Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by Grant Thornton LLP. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2021, 2020 and 2019 were approved by the Audit Committee. The following table sets forth audit and non-audit fees we have paid to Grant Thornton LLP for the periods indicated (in thousands).

	Year Ended December 31,
	2021	2020	2019
Audit Fees (1)	$771,214	$691,569	$543,439
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	—	—	—
All Other Fees (4)	—	—	—
Total	$771,214	$691,569	$543,439
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

10.11††	—

Amendment No. 2 to Credit Agreement, dated as of December 8, 2020, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A, as administrative agent (incorporated by reference to Exhibit 10.11 to Kimbell Royalty Partners, LP’s Form 10-K filed on February 25, 2021)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: February 25, 2022	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Ravnaas	Chairman of the Board of Directors and Chief
Robert D. Ravnaas	Executive Officer (Principal Executive Officer)	February 25, 2022

/s/ R. Davis Ravnaas	President and Chief Financial Officer (Principal
R. Davis Ravnaas	Financial Officer)	February 25, 2022

/s/ R. Blayne Rhynsburger
R. Blayne Rhynsburger	Controller (Principal Accounting Officer)	February 25, 2022

/s/ William H. Adams III
William H. Adams III	Director	February 25, 2022

/s/ Erik B. Daugbjerg
Erik B. Daugbjerg	Director	February 25, 2022

/s/ Ben J. Fortson
Ben J. Fortson	Director	February 25, 2022

/s/ T. Scott Martin
T. Scott Martin	Director	February 25, 2022

/s/ Craig Stone
Craig Stone	Director	February 25, 2022

/s/ Brett G. Taylor
Brett G. Taylor	Director	February 25, 2022

/s/ Mitch S. Wynne
Mitch S. Wynne	Director	February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas

February 25, 2022

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$7,052,414	$9,804,977
Oil, natural gas and NGL receivables	35,147,145	17,552,756
Derivative assets	166,307	—
Accounts receivable and other current assets	3,051,593	973,956
Total current assets	45,417,459	28,331,689
Property and equipment, net	1,888,247	1,964,660
Investment in affiliate (equity method)	4,738,822	5,134,951
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($153,284,173 and $225,681,626 excluded from depletion at December 31, 2021 and 2020, respectively)	1,204,395,484	1,149,095,232
Less: accumulated depreciation, depletion and impairment	(663,603,142)	(628,102,279)
Total oil and natural gas properties, net	540,792,342	520,992,953
Right-of-use assets, net	2,844,997	3,123,454
Derivative assets	1,590,501	—
Loan origination costs, net	4,214,484	5,086,486
Total assets	$601,486,852	$564,634,193

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$811,019	$888,735
Other current liabilities	3,319,495	4,765,161
Derivative liabilities	24,190,678	3,113,178
Total current liabilities	28,321,192	8,767,074
Operating lease liabilities, excluding current portion	2,561,274	2,848,452
Derivative liabilities	4,190,776	3,167,685
Long-term debt	217,115,911	171,550,142
Other liabilities	447,918	—
Total liabilities	252,637,071	186,333,353
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A preferred units (0 units and 55,000 units issued and outstanding as of December 31, 2021 and 2020, respectively)	—	42,666,102
Unitholders' equity:
Common units (47,162,773 units and 38,918,689 units issued and outstanding as of December 31, 2021 and 2020, respectively)	328,717,841	257,593,307
Class B units (17,611,579 and 20,779,781 units issued and outstanding as of December 31, 2021 and 2020, respectively)	880,579	1,038,989
Total unitholders' equity	329,598,420	258,632,296
Noncontrolling interest	19,251,361	77,002,442
Total equity	348,849,781	335,634,738
Total liabilities, mezzanine equity and unitholders' equity	$601,486,852	$564,634,193

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Revenue
Oil, natural gas and NGL revenues	$175,088,021	$92,586,685	$107,480,446
Lease bonus and other income	3,319,104	345,771	2,477,145
Loss on commodity derivative instruments, net	(42,791,909)	(2,450,541)	(1,732,321)
Total revenues	135,615,216	90,481,915	108,225,270
Costs and expenses
Production and ad valorem taxes	10,480,481	6,389,231	7,719,949
Depreciation and depletion expense	36,797,881	47,988,796	52,118,367
Impairment of oil and natural gas properties	—	251,558,557	169,150,255
Marketing and other deductions	12,048,643	9,376,375	8,145,397
General and administrative expense	26,977,519	25,902,496	22,666,601
Total costs and expenses	86,304,524	341,215,455	259,800,569
Operating income (loss)	49,310,692	(250,733,540)	(151,575,299)
Other income (expense)
Equity income in affiliate	1,119,819	763,988	80,481
Interest expense	(9,182,103)	(6,430,061)	(5,813,702)
Loss on extinguishment of debt	—	(476,350)	—
Other income (expense)	1,263,566	(100,000)	—
Net income (loss) before income taxes	42,511,974	(256,975,963)	(157,308,520)
Provision for (benefit from) income taxes	74,100	(885,193)	899,425
Net income (loss)	42,437,874	(256,090,770)	(158,207,945)
Distribution and accretion on Series A preferred units	(11,249,969)	(7,810,588)	(13,878,336)
Net (income) loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests	(8,496,104)	96,642,334	89,148,428
Distribution on Class B units	(76,780)	(91,869)	(94,429)
Net income (loss) attributable to common units	$22,615,021	$(167,350,893)	$(83,032,282)

Net income (loss) attributable to common units
Basic	$0.56	$(4.85)	$(3.92)
Diluted	$0.51	$(4.85)	$(3.92)
Weighted average number of common units outstanding
Basic	40,400,907	34,530,398	21,192,714
Diluted	60,957,824	34,530,398	21,192,714

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest	Total
Balance at January 1, 2019	18,056,487	299,821,901	19,453,258	972,663	291,932,233	$592,726,797
Class B units issued for acquisitions	—	—	11,569,348	578,467	207,734,725	208,313,192
Conversion of Class B units to common units	5,465,000	93,688,489	(5,465,000)	(273,250)	(93,688,489)	(273,250)
Restricted units used for tax withholding	(2,835)	(46,280)	—	—	—	(46,280)
Unit-based compensation	—	7,502,678	—	—	—	7,502,678
Distributions to unitholders	—	(35,384,665)	—	—	(35,672,648)	(71,057,313)
Distribution and accretion on Series A preferred units	—	(6,552,484)	—	—	(7,325,852)	(13,878,336)
Distribution on Class B units	—	(94,429)	—	—	—	(94,429)
Net loss	—	(76,385,369)	—	—	(81,822,576)	(158,207,945)
Balance at December 31, 2019	23,518,652	282,549,841	25,557,606	1,277,880	281,157,393	564,985,114
Common units issued for equity offering	5,000,000	73,601,668	—	—	—	73,601,668
Units issued for Springbok Acquisition	2,224,358	13,257,174	2,497,134	124,857	14,758,062	28,140,093
Conversion of Class B units to common units	7,274,959	92,065,325	(7,274,959)	(363,748)	(92,065,325)	(363,748)
Redemption of Series A preferred units	—	(16,150,018)	—	—	(9,697,873)	(25,847,891)
Restricted units used for tax withholding	(29,181)	(273,244)	—	—	—	(273,244)
Forfeitures of restricted units	(16,737)	(127,934)	—	—	—	(127,934)
Unit-based compensation	946,638	9,535,000	—	—	—	9,535,000
Distributions to unitholders	—	(29,513,612)	—	—	(20,507,481)	(50,021,093)
Distribution and accretion on Series A preferred units	—	(4,946,646)	—	—	(2,863,942)	(7,810,588)
Distribution on Class B units	—	(91,869)	—	—	—	(91,869)
Net loss	—	(162,312,378)	—	—	(93,778,392)	(256,090,770)
Balance at December 31, 2020	38,918,689	257,593,307	20,779,781	1,038,989	77,002,442	335,634,738
Common units issued for equity offering	4,312,500	57,522,440	—	—	—	57,522,440
Conversion of Class B units to common units	3,168,202	40,482,756	(3,168,202)	(158,410)	(40,482,756)	(158,410)
Redemption of Series A preferred units	—	(10,753,930)	—	—	(4,229,854)	(14,983,784)
Restricted units repurchased for tax withholding	(173,185)	(2,064,693)	—	—	—	(2,064,693)
Unit-based compensation	936,567	10,632,725	—	—	—	10,632,725
Distributions to unitholders	—	(47,309,785)	—	—	(21,534,575)	(68,844,360)
Distribution and accretion on Series A preferred units	—	(7,956,092)	—	—	(3,293,877)	(11,249,969)
Distribution on Class B units	—	(76,780)	—	—	—	(76,780)
Net income	—	30,647,893	—	—	11,789,981	42,437,874
Balance at December 31, 2021	47,162,773	$328,717,841	17,611,579	$880,579	$19,251,361	$348,849,781

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$42,437,874	$(256,090,770)	$(158,207,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion expense	36,797,881	47,988,796	52,118,367
Impairment of oil and natural gas properties	—	251,558,557	169,150,255
Amortization of right-of-use assets	298,093	276,180	154,525
Amortization of loan origination costs	1,556,769	1,108,685	1,050,278
Loss on extinguishment of debt	—	476,350	—
Equity income in affiliate	(1,119,819)	(763,988)	(80,481)
Cash distribution from affiliate	1,015,559	812,810	—
Forfeiture of restricted units	—	(127,934)	—
Unit-based compensation	10,632,725	9,261,756	7,502,678
Loss on derivative instruments, net of settlements	20,343,783	7,085,364	3,423,445
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(17,594,389)	1,618,006	4,410,140
Accounts receivable and other current assets	(2,077,637)	(897,088)	(26,317)
Accounts payable	(77,716)	(319,001)	(125,387)
Other current liabilities	(463,828)	533,582	1,762,633
Operating lease liabilities	(306,814)	(275,964)	(429,743)
Net cash provided by operating activities	91,442,481	62,245,341	80,702,448
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(772,688)	(996,102)	(1,032,105)
Purchase of oil and natural gas properties	(55,300,252)	(87,600,123)	(11,686,570)
Investment in affiliate	—	(2,231,509)	(2,965,933)
Cash distribution from affiliate	500,389	—	94,150
Net cash used in investing activities	(55,572,551)	(90,827,734)	(15,590,458)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity offering	57,522,440	73,601,668	—
Contributions from Class B unitholders	—	—	470,000
Redemption of Class B contributions on converted units	(158,410)	(363,748)	(273,250)
Issuance costs paid on Series A preferred units	—	—	(717,612)
Redemption on Series A preferred units	(67,081,680)	(61,089,600)	—
Distributions to common unitholders	(47,309,785)	(29,513,612)	(35,384,665)
Distribution to OpCo unitholders	(21,534,575)	(20,507,481)	(35,672,648)
Distribution and accretion on Series A preferred units	(2,800,012)	(4,812,509)	(7,700,000)
Distribution on Class B units	(76,780)	(91,869)	(94,429)
Borrowings on long-term debt	136,565,769	162,614,665	12,825,933
Repayments on long-term debt	(91,000,000)	(91,200,000)	—
Payment of loan origination costs	(684,767)	(4,454,394)	(88,777)
Restricted units repurchased for tax withholding	(2,064,693)	—	(46,279)
Net cash (used in) provided by financing activities	(38,622,493)	24,183,120	(66,681,727)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,752,563)	(4,399,273)	(1,569,737)
CASH AND CASH EQUIVALENTS, beginning of period	9,804,977	14,204,250	15,773,987
CASH AND CASH EQUIVALENTS, end of period	$7,052,414	$9,804,977	$14,204,250
Supplemental cash flow information:
Cash paid for interest	$7,538,814	$5,346,892	$5,181,650
Cash paid for taxes	$—	$—	$801,669
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$—	$28,140,092	$207,843,194
Oil and natural gas property acquisition costs in accounts payable	$—	$—	$2,042
Noncash effect of Series A preferred unit redemption	$14,983,784	$25,847,891	$—
Noncash deemed distribution to Series A preferred units	$9,431,794	$2,998,079	$6,178,336
Distribution to Series A preferred unitholders in accounts payable	$—	$—	$981,837
Right-of-use assets obtained in exchange for operating lease liabilities	$19,636	$—	$3,554,159
Recognition of tenant improvement asset	$447,917	$—	$—

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

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

The global spread of coronavirus (“COVID-19”) created significant volatility, uncertainty, and economic disruption during year ended 2020. On March 11, 2020, the World Health Organization (the “WHO”) declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic reached more than 200 countries and resulted in widespread adverse impacts on the global economy, the Partnership’s oil, natural gas, and NGL operators and other parties with whom the Partnership has business relations, including a significant reduction in the global demand for oil and natural gas during the year ended 2020. The significant decline in demand accelerated following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries, raising concerns about global storage capacity. The resulting supply and demand imbalance led to a significantly weaker outlook for oil and gas producers in 2020.

The Partnership modified certain business practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention (the “CDC”), the WHO and other governmental and regulatory authorities. In mid-March 2020, the Partnership restricted access to its offices to only essential employees and directed the remainder of its employees to work from home to the extent possible. Beginning in mid-May 2020, the Partnership opened its offices to employees on a voluntary basis, with employees having the option to work from the office or from home. The Partnership will continue to give employees the option to work from the office or from home until the CDC recommends businesses and employers resume to pre-pandemic operations. These restrictions have had minimal impact on the Partnership’s operations to date and have allowed the Partnership to maintain the engagement and connectivity of its personnel, as well as minimize the number of employees in the office.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. The Partnership evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. Significant estimates made in preparing these financial statements include the estimate of uncollected revenues and unpaid expenses from mineral and royalty interests in properties operated by nonaffiliated entities, the estimates of proved oil, natural gas and NGL reserves and related present value estimates of future net cash flows from those properties, recoverability of costs of unevaluated properties, valuation of commodity and interest rate derivative financial instruments and the fair value of equity-based compensation.

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

Oil, Natural Gas and Receivables

Oil, natural gas and NGL receivables consists of revenue payments due to the Partnership from its mineral and royalty interests. The Partnership estimates and records an allowance for expected credit losses when failure to collect the receivable is considered probable based on the relevant facts and circumstances surrounding the receivable. As of December 31, 2021 and 2020, no allowance for expected credit losses is deemed necessary based upon a review of current receivables and the lack of historical write offs.

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

Interest Rate Swaps

The Partnership uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps are recognized as gains or losses in the current period and are presented on a net basis within other income in the consolidated statements of operations.

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

The Partnership’s oil and natural gas properties are depleted on the unit-of-production method using estimates of proved oil, natural gas and NGL reserves. Sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change. No gains or losses were recorded for the years ended December 31, 2021, 2020 or 2019.

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

Due to the nature of the Partnership’s mineral and royalty interests, there are no exploratory activities pending determination, and no exploratory costs were charged to expense for the years ended December 31, 2021, 2020 or 2019.

Other Current Liabilities

Other current liabilities consist primarily of Series A preferred unit and Class B unit distributions, accrued interest, revenue payable, accrued tax liability, ad valorem taxes and short-term operating lease liabilities.

Earnings Per Unit

Earnings per unit applicable to limited partners is computed utilizing the “if-converted” method, which is calculated by dividing limited partners’ interested in net income by the weighted average number of outstanding common units. The treasury-stock method is utilized to determine the dilutive effect, if any, of unvested common units granted under the Partnership’s long-term incentive plan (“LTIP”).

Income Taxes

As discussed further in Note 1—Organization and Basis of Presentation, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes, which became effective on September 24, 2018.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Uncertain tax positions are recognized in the financial statements only if that position is more-likely-than-not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Partnership had no uncertain tax positions at December 31, 2021, 2020 and 2019.

The Partnership recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2021, 2020 and 2019, the Partnership did not recognize any interest or penalty expense related to uncertain tax positions.

Concentration of Credit Risk

The Partnership has no involvement or operational control over the volumes and method of sale of oil, natural gas and NGLs produced and sold from the properties. It is believed that the loss of any single purchaser would not have a material adverse effect on the results of operations.

During the years ended December 31, 2021, 2020 and 2019, the Partnership’s top purchaser accounted for approximately 6.0%, 7.1% and 6.0%, respectively, of oil, natural gas and NGL sales revenue.

Commodity derivative financial instruments may expose the Partnership to credit risk; however, the Partnership monitors the creditworthiness of its counterparties. See Note 4—Derivatives for further discussion.

Non-controlling Interest

Non-controlling interest in the accompanying consolidated financial statements represents OpCo common unitholders’, as defined below, ownership in the net assets of the Operating Company. When the OpCo common unitholders’ relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder equity will occur. Because these changes in the Partnership’s ownership interest in the Operating Company did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, “Consolidation.” This guidance requires that any differences between the carrying value of the Partnership’s basis in the Operating Company and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. See Note 10—Unitholders’ Equity and Partnership Distributions for further discussion.

Revenue from Contracts with Customers

The Partnership has the right to receive revenues from oil, natural gas and NGL sales obtained by the operator of the wells in which the Partnership owns a mineral or royalty interest. Revenue is recognized at the point control of the product is transferred to the purchaser. Virtually all of the pricing provisions in the Partnership’s contracts are tied to a market index.

The Partnership’s oil, natural gas and NGL sales contracts are generally structured whereby the producer of the properties in which the Partnership owns a mineral or royalty interest sells the Partnership’s proportionate share of oil, natural gas and NGL production to the purchaser and the Partnership collects its percentage royalty based on the revenue generated by the sale of the oil, natural gas and NGL. In this scenario, the Partnership recognizes revenue when control transfers to the purchaser at the wellhead or at the gas processing facility based on the Partnership’s percentage ownership share of the revenue, net of any deductions for gathering and transportation.

Transaction price allocated to remaining performance obligations

The Partnership’s right to revenue does not originate until production occurs and, therefore, is not considered to exist beyond each day’s production. Therefore, there are no remaining performance obligation under any of the Partnership’s revenue contracts.

Contract balances

Under the Partnership’s revenue contracts, it would have the right to receive revenue from the producer once production has occurred, at which point payment is unconditional. Accordingly, the Partnership’s revenue contracts do not give rise to contract assets or liabilities under GAAP.

Prior-period performance obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for one to four months after the date production is delivered, and as a result, the Partnership is required to estimate the revenue to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received in the month that payment is received from the producer. Identified differences between the Partnership’s revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and NGL contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

Recently Adopted Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” that is expected to reduce cost and complexity related to accounting for income taxes. The Partnership adopted this update on January 1, 2021 and applied it prospectively. The adoption of this update did not have a material impact on the Partnership’s results of operations for the year ended December 31, 2021.

NOTE 3—ACQUISITIONS, JOINT VENTURES AND SPECIAL PURPOSE ACQUISITION COMPANY

Acquisitions

2021 Activity

On March 10, 2021, the Partnership completed the acquisition of certain mineral and royalty assets held by Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Oil Nut Bay Royalties, LP for a total purchase price of $0.5 million. The assets acquired were managed by Nail Bay Royalties and Duncan Management, LLC (“Duncan Management”). See Note 14—Related Party Transactions, for further discussion of the Partnership’s relation to each entity.

On December 7, 2021, the Partnership completed the acquisition of all of the equity interests in certain subsidiaries owned by Caritas Royalty Fund LLC and certain of its affiliates (the “Cornerstone Acquisition”) for an aggregate purchase price of approximately $54.6 million. The Partnership funded the payment of the purchase price with borrowings under its secured revolving credit facility. The assets acquired in the Cornerstone Acquisition consisted of approximately 26,000 gross producing wells across the Permian, Mid-Continent, Haynesville and other leading U.S. basins.

2020 Activity

On April 17, 2020, the Partnership completed the acquisition of all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”). The aggregate consideration for the Springbok Acquisition consisted of (i) approximately $95.0 million in cash, (ii) the issuance of 2,224,358 common units representing limited partner interests in the Partnership (“common units”) and (iii) the issuance of 2,497,134 newly issued common units of the Operating Company (“OpCo common units”) and an equal number of newly issued Class B common units representing limited partner interests of the Partnership (“Class B units”). At the time of the Springbok Acquisition, the acreage acquired had over 90 operators on 2,160 net royalty acres across core areas of the Delaware Basin, DJ Basin, Haynesville, STACK, Eagle Ford and other leading basins.

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

On December 12, 2019, the Partnership acquired certain mineral and royalty assets (the “Buckhorn Acquisition) from certain affiliates of Buckhorn Resources GP, LLC. The aggregate consideration for the Buckhorn Acquisition consisted of 2,169,348 OpCo common units and an equal number of Class B units. The assets acquired in the Buckhorn Acquisition consisted of approximately 86,005 gross acres and 405 net royalty acres.

Joint Ventures

On June 19, 2019, the Partnership entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, a related party. The Partnership’s ownership in the Joint Venture is 49.3% and its total capital commitment will not exceed its current investment of $5.1 million, as noted below. The Joint Venture is managed by Springbok Operating Company, LLC. While certain members of Springbok Operating Company, LLC are affiliated with the entities acquired as part of the Springbok Acquisition, none of the assets held by the Joint Venture were included in the Springbok Acquisition. The purpose of the Joint Venture is to make direct or indirect investments in royalty, mineral and overriding royalty interests and similar non-cost bearing interests in oil and gas properties, excluding leasehold or working interests. The Partnership currently utilizes the equity method of accounting for its investment in the Joint Venture. As of December 31, 2021, the Partnership has invested approximately $5.1 million under its capital commitment.

Special Purpose Acquisition Company

On July 29, 2021, TGR, our newly formed special purpose acquisition company and subsidiary, filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”). TGR’s initial public offering was completed on February 8, 2022, with 23,000,000 units offered, including 3,000,000 units upon the underwriter’s exercise of its over-allotment option in full, at a price of $10.00 per unit. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole warrant may be exercised for one share of Class A common stock at a price of $11.50 per share. Certain members of our management and members of the Board of Directors are members of the sponsor of TGR. In connection with the closing of TGR’s initial public offering on February 8, 2022, the Partnership funded $14.1 million to TGR in exchange for 14,100,000 redeemable warrants. Each such warrant entitles the holder to purchase for $11.50, one share of TGR’s class A common stock, subject to adjustment. As of December 31, 2021, we incurred $0.9 million in deferred offering costs related to the proposed offering, which is included in other current assets in our consolidated balance sheets.

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

At December 31, 2021, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of December 31, 2021, these economic hedges constituted approximately 32% of daily oil and natural gas production.

The Partnership’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period, and its natural gas fixed price swap transactions are settled based upon the last day settlement of the first nearby month futures contract of the contract period. Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month. Changes in the fair values of the Partnership’s commodity derivative instruments are recognized as gains or losses in the current period and are presented on a net basis within revenue in the accompanying consolidated statements of operations.

Interest Rate Swaps

On January 27, 2021, the Partnership entered into an interest rate swap with Citibank, N.A., New York (“Citibank”), which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility (which represented approximately 69% of our outstanding balance as of December 31, 2021), at approximately 3.9% for the period ending on January 29, 2024. The Partnership uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps are recognized as gains or losses in the current period and are presented on a net basis within other income in the accompanying consolidated statements of operations. As of December 31, 2021, the interest rate swap had a total notional amount of $150.0 million and a fair value of $1.8 million.

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Beginning fair value of derivative instruments	$(6,280,863)	$804,501	$4,227,946
Loss on derivative instruments	(41,240,942)	(2,450,541)	(1,732,321)
Net cash paid (received) on settlements of derivative instruments	20,897,159	(4,634,823)	(1,691,124)
Ending fair value of derivative instruments	$(26,624,646)	$(6,280,863)	$804,501

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		December 31,	December 31,
Classification	Balance Sheet Location	2021	2020
Assets:
Current assets	Derivative assets	166,307	—
Long-term assets	Derivative assets	$1,590,501	$—
Liabilities:
Current liabilities	Derivative liabilities	(24,190,678)	(3,113,178)
Long-term liabilities	Derivative liabilities	(4,190,776)	(3,167,685)
		$(26,624,646)	$(6,280,863)

At December 31, 2021, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
January 2022 - December 2022	500,552	$41.86	$35.65	$46.00
January 2023 - December 2023	303,411	$59.35	$53.38	$63.00

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
January 2022 - December 2022	6,357,449	$2.46	$2.23	$2.70
January 2023 - December 2023	4,245,899	$2.90	$2.52	$3.28

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the consolidated balance sheets approximated fair value at December 31, 2021 and 2020 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2021 and 2020.

Both the Partnership’s commodity derivative instruments and interest rate swap are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
December 31, 2021
Assets
Interest rate swap contracts	$—	$1,756,808	$—	$—	$1,756,808
Liabilities
Commodity derivative contracts	$—	$(28,381,454)	$—	$—	$(28,381,454)
December 31, 2020
Liabilities
Commodity derivative contracts	$—	$(6,280,863)	$—	$—	$(6,280,863)

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	December 31,	December 31,
	2021	2020
Oil and natural gas properties
Proved properties	$1,051,111,311	$923,413,606
Unevaluated properties	153,284,173	225,681,626
Less: accumulated depreciation, depletion and impairment	(663,603,142)	(628,102,279)
Total oil and natural gas properties	$540,792,342	$520,992,953

After evaluating certain external factors in the first quarter of 2020, including a significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks, in each case related to reduced demand for oil and natural gas as a result of COVID-19, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, and other supply factors, the Partnership determined in 2020 that significant drilling uncertainty existed regarding its proved undeveloped (“PUD”) reserves that were included in its total estimated proved reserves as of December 31, 2019, as well as its unevaluated oil and natural gas properties. Specifically, with respect to the Partnership’s PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), the Partnership determined that it did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties in the first quarter of 2020. The Partnership did not book PUD reserves in its total estimated proved reserves as of December 31, 2021 or 2020 and it does not intend to book PUD reserves going forward.

The Partnership did not record an impairment on its oil and natural gas properties for the year ended December 31, 2021 due to the increase in the twelve-month average oil and gas index prices, calculated as the unweighted average for first-day-of-the-month price for each month. As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $251.6 million during the year ended December 31, 2020, including the $48.6 million in unevaluated properties transferred to the full cost pool. The impairment can primarily be attributed to the decline in the 12-month average price of oil and natural gas during the year ended December 31, 2020.

The Partnership recorded an impairment on its oil and natural gas properties of $169.2 million during the year ended December 31, 2019, as a result of its quarterly full cost ceiling analysis and a decline in the 12-month average price of oil and natural gas.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying consolidated balance sheets. Short-term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of December 31, 2021 is 7.35 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75% for the year ended December 31, 2021.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2021,

2020 and 2019. The total operating lease expense recorded for the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.5 million and $0.3 million, respectively.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations. In July 2019, the Partnership became the lessee in several other related lease agreements for additional office space. In addition, the Partnership was involved in the construction and design of the underlying assets.

Future minimum lease commitments as of December 31, 2021 were as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$3,686,505	$486,045	$487,787	$488,725	$497,033	$507,648	$1,219,267
Less: Imputed Interest	(823,006)
Total	$2,863,499

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

The Second Credit Agreement Amendment amends the 2018 Amended Credit Agreement to, among other things, (i) increase commitments under the Amended Credit Agreement’s senior secured revolving credit facility from $225.0 million to $265.0 million, the availability of which will equal the lesser of the aggregate maximum elected commitments of the lenders up to $500.0 million, subject to the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders, and the borrowing base, (ii) extend the maturity date under the 2018 Amended Credit Agreement from February 8, 2022 to June 7, 2024, (iii) reflect the change in administrative agent from Frost to Citibank under the Amended Credit Agreement, (iv) increase the applicable margin under the 2018 Amended Credit Agreement, which varies based upon the level of borrowing base usage, by 1.00% for each applicable level as set forth in the Amended Credit Agreement, such that the applicable margin will range from 2.00% to 3.00% in the case of ABR Loans (as defined in the Amended Credit Agreement) and 3.00% to 4.00% in the case of LIBOR Loans (as defined in the Amended Credit Agreement), (v) provide for a LIBOR (as defined in the Amended Credit Agreement) floor of 0.25%, (vi) modify the Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) financial covenant to permit the numerator of the Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) to be calculated as Total Debt (as defined in the Amended Credit Agreement) minus up to $25 million in unrestricted cash held by the Partnership and its restricted subsidiaries and to decreases the maximum permitted Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) from 4.0 to 1.0 to 3.5 to 1.0, and (vii) modify the conditions permitting restricted distributions to holders of Kimbell Common Units (as defined in the Amended Credit Agreement) including, among other things, a limitation on such distributions to not be in excess of the Partnership’s Projected Cash Available For Distribution (as defined in the Amended Credit Agreement). We are obligated to pay a quarterly commitment fee of 0.50% annualized rate on the unused portion of the borrowing base, depending on the amount of the borrowings outstanding in relation to the borrowing based. In connection with our entry into the Second Credit Agreement Amendment, the borrowing base was set at $265.0 million. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year, beginning May 1, 2021, based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries. In connection with the November 1, 2021 redetermination under the secured revolving credit facility, the borrowing base was increased to $275.0 million.

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

In connection with the Second Credit Agreement Amendment, the Partnership recorded a loss on extinguishment of debt of $0.5 million for the year ended December 31, 2020, as a result of writing off all unamortized loan origination costs associated with the lenders to the 2017 Credit Agreement and the 2018 Amended Credit Agreement that did not participate in the Second Credit Agreement Amendment.

During the year ended December 31, 2021, the Partnership borrowed an additional $136.6 million under the secured revolving credit facility and repaid approximately $91.0 million of the outstanding borrowings. As of December 31, 2021, the Partnership’s outstanding balance was $217.1 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of December 31, 2021.

As of December 31, 2021, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 3.75% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.75%. For the year ended December 31, 2021, the weighted average interest rate on the Partnership’s outstanding borrowings was 3.86%.

NOTE 9—PREFERRED UNITS

In July 2018, the Partnership completed the private placement of 110,000 newly issued Series A Cumulative Convertible Preferred Units (“Series A preferred units”) to certain affiliates of Apollo Capital Management, L.P. (the “Series A Purchasers”) for $1,000 per Series A preferred unit, resulting in gross proceeds to the Partnership of $110.0 million. Until the conversion of the Series A preferred units into common units or their redemption, holders of the Series A preferred units are entitled to receive cumulative quarterly distributions equal to 7.0% per annum plus accrued and unpaid distributions. In connection with the issuance of the Series A preferred units, the Partnership granted holders of the Series A preferred units board observer rights beginning on the third anniversary of the original issuance date, and board appointment rights beginning the fourth anniversary of the original issuance date and in the case of events of default with respect to the Series A preferred units. In May 2021, the Series A Purchasers and the Partnership agreed to waive the board observer rights, that were set to begin in July 2021, until January 2022.

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

On February 12, 2020, the Partnership completed the redemption of 55,000 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,110.72 per Series A preferred unit for an aggregate redemption price of $61.1 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than 50% of the carrying value of the Series A preferred units as of the redemption date and 50% of the original intrinsic value of the beneficial conversion feature, a deemed dividend distribution of $5.7 million was recognized in unitholders’ equity and non-controlling interest during the year ended December 31, 2020.

On July 7, 2021, the Partnership completed the redemption of 30,000 Series A preferred units, representing 55% of the then-outstanding Series A preferred units, with 25,000 Series A preferred units still outstanding. The Series A preferred units were redeemed at a price of $1,202.51 per Series A preferred unit for an aggregate redemption price of $36.1 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than the carrying value of the Series A preferred units as of the redemption date and the redeemed portion of the original intrinsic value of the beneficial conversion feature, a deemed dividend distribution of $3.8 million was recognized in unitholders’ equity and non-controlling interest during the year ended December 31, 2021.

On December 7, 2021, the Partnership completed the redemption of the remaining 25,000 Series A preferred units. The Series A preferred units were redeemed at a price of $1,240.25 per Series A preferred unit for an aggregate redemption price of $31.0 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than the carrying value of the Series A preferred units as of the redemption date and the remaining intrinsic value of the beneficial conversion feature, a deemed dividend distribution of $3.6 million was recognized in unitholders’ equity and non-controlling interest during the year ended December 31, 2021.

The following table summarizes the changes in the number of the Series A preferred units:

Series A
Preferred Units
Balance at December 31, 2020	55,000
Redemption of Series A preferred units	(55,000)
Balance at December 31, 2021	-

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. At December 31, 2021, the Partnership had a total of 47,162,773 common units issued and outstanding and 17,611,579 Class B units outstanding.

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

In November 2021, the Partnership completed an underwritten public offering of 4,312,500 common units for net proceeds of approximately $57.7 million (the “2021 Equity Offering”). The Partnership used the net proceeds from the 2021 Equity Offering to purchase OpCo common units. The Operating Company in turn used the net proceeds to repay approximately $56.0 million of the outstanding borrowings under the Partnership’s secured revolving credit facility.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2020	38,918,689
Common units issued for equity offering	4,312,500
Conversion of Class B units	3,168,202
Common units issued under the LTIP (1)	936,567
Restricted units repurchased for tax withholding	(173,185)
Balance at December 31, 2021	47,162,773
(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as amended, the “LTIP”) on February 25, 2021.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2021	$0.27	April 23, 2021	May 3, 2021	May 10, 2021
Q2 2021	$0.31	July 23, 2021	August 2, 2021	August 9, 2021
Q3 2021	$0.37	October 22, 2021	November 1, 2021	November 8, 2021
Q4 2021	$0.37	January 21, 2022	January 31, 2022	February 7, 2022

Q1 2020	$0.17	April 24, 2020	May 4, 2020	May 11, 2020
Q2 2020	$0.13	July 24, 2020	August 3, 2020	August 10, 2020
Q3 2020	$0.19	October 23, 2020	November 2, 2020	November 9, 2020
Q4 2020	$0.19	January 22, 2021	February 1, 2021	February 8, 2021

Q1 2019	$0.37	April 26, 2019	May 6, 2019	May 13, 2019
Q2 2019	$0.39	July 26, 2019	August 5, 2019	August 12, 2019
Q3 2019	$0.42	October 25, 2019	November 4, 2019	November 11, 2019
Q4 2019	$0.38	January 24, 2020	February 3, 2020	February 10, 2020

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2020	20,779,781
Conversion of Class B units	(3,168,202)
Balance at December 31, 2021	17,611,579

For each Class B unit issued, five cents has been paid to the Partnership as additional consideration (the “Class B Contribution”). Holders of the Class B units, are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A preferred units but prior to distributions on the common units and OpCo common units. Holders of the Class B units are entitled to one vote per share on all matters to be voted upon by the shareholders.  Holders of the common units and the Class B units generally vote together as a single class on all matters presented to the Kimbell Royalty Partners, LP unitholders for their vote or approval.  Holders of Class B units do not have any right to receive dividends or distributions upon a liquidation or winding up of Kimbell Royalty Partners, LP.

The Class B units and OpCo common units are exchangeable together into an equal number of common units of the Partnership.

NOTE 11—EARNINGS (LOSS) PER COMMON UNIT

Basic earnings (loss) per common unit is calculated by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s LTIP for its employees, directors and consultants and potential conversion of Class B units. The Partnership uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding Class B units (and corresponding units of Kimbell Royalty Partners, LP), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding restricted units granted under the Partnership’s LTIP. The Partnership does not use the two-class method because the Class B units and the unvested restricted units granted under the Partnership’s LTIP are nonparticipating securities.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to common units	$22,615,021	$(167,350,893)	$(83,032,282)
Net income and distributions and accretion on Series A preferred units attributable to noncontrolling interests	8,496,104	—	—
Diluted net income (loss) attributable to common units	31,111,125	(167,350,893)	(83,032,282)

Weighted average number of common units outstanding:
Basic	40,400,907	34,530,398	21,192,714
Effect of dilutive securities:
Series A preferred units	—	—	—
Class B units	18,839,607	—	—
Restricted units	1,717,310	—	—
Diluted	60,957,824	34,530,398	21,192,714

Net income (loss) attributable to common units
Basic	$0.56	$(4.85)	$(3.92)
Diluted	$0.51	$(4.85)	$(3.92)

The calculation of diluted net income per share for the year ended December 31, 2021 includes the conversion of all Class B units to common units calculated using the “if-converted” method and 1,717,310 units of unvested restricted units calculated using the treasury stock method. The calculation of diluted net loss per share for the years ended December 31, 2020 and 2019 excludes the conversion of Series A preferred units to common units, the conversion of Class B units to common units and 1,276,546 and 739,479 units of unvested restricted units, respectively, because their inclusion in the calculation would be anti-dilutive.

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2020	1,276,546	$13.604	1.788 years
Awarded	936,567	10.350	—
Vested	(652,214)	14.905	—
Unvested at December 31, 2021	1,560,899	$11.108	1.775 years

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

Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Partnership incurred de minimis amounts of income taxes during the years ended December 31, 2021, 2020 and 2019.

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

The Partnership’s effective income tax rate was 0.17% for the year ended December 31, 2021. The Partnership earned book income for the current year and is recording a current income tax expense of $0.1 million primarily related to unsheltered taxable income.

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$69,067	$(812,913)	$812,913
State	5,033	(72,280)	86,512
Total Current	74,100	(885,193)	899,425
Deferred
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
Provision for (benefit from) income taxes	$74,100	$(885,193)	$899,425

The Partnership’s income tax expense differs from the amount derived by applying the statutory federal rate to pretax loss principally due the effect of the following items:

	Year Ended December 31,
	2021	2020	2019
Net income (loss) before taxes	$42,511,974	$(256,975,963)	$(157,308,520)
Statutory rate	21%	21%	21%
Income tax provision (benefit) computed at statutory rate	8,927,515	(53,964,952)	(33,034,789)
Reconciling items:
State income taxes	5,033	(72,280)	72,280
Non-controlling interest	(1,788,347)	20,294,890	18,721,170
(Income) loss at OpCo	(7,139,168)	33,670,062	15,130,685
Change in valuation allowance - federal	(363,132)	(749,866)	80,520
Change in valuation allowance - state	(40,626)	168,393	(70,441)
Other, net	472,825	(231,440)	—
Provision for (benefit from) income taxes	$74,100	$(885,193)	$899,425

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Partnership’s deferred taxes are detailed in the table below.

	Year Ended December 31,
	2021	2020	2019
Deferred tax asset
Outside basis in OpCo	$6,641,452	$17,624,909	$20,050,732
Federal tax loss carryforwards	12,296,282	1,675,957	—
State tax loss carryforwards	1,789,961	238,559	—
Deferred tax asset	20,727,695	19,539,425	20,050,732
Valuation allowance	(20,727,695)	(19,539,425)	(20,050,732)
Net deferred tax asset	$—	$—	$—
Deferred tax liability
Derivative instruments and other	—	—	—
Net deferred tax liability	$—	$—	$—
Reflected in the accompanying balance sheets as:
Net deferred tax asset	$—	$—	$—
Net deferred tax liability	$—	$—	$—

The tax years ended December 31, 2018 through 2021 remain open to examination under the applicable statute of limitations in the United States and other jurisdictions in which the Partnership and its subsidiaries file income tax returns. In some instances, state statutes of limitations are longer than those under United States federal tax law. The Partnership believes that it is more likely than not that the benefit from the outside basis differences in the Partnership’s investment in the Operating Company and its federal and state loss carryforward will not be realized. In recognition of this risk, the Partnership has provided a valuation allowance of $20.7 million on the deferred tax assets.

As of December 31, 2021, the Partnership has not recorded a reserve for any uncertain tax positions.

NOTE 14—RELATED PARTY TRANSACTIONS

The Partnership has entered into a management services agreement with Kimbell Operating, which has entered into separate services agreements with each of BJF Royalties, LLC (“BJF Royalties”), K3 Royalties, LLC (“K3 Royalties”), Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”), pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders. During the year ended December 31, 2021, no monthly services fee was paid to BJF Royalties. During the year ended December 31, 2021, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $120,000, $301,314 and $548,480, respectively. Certain consultants who provide services under the management services agreements are also granted restricted units under the Partnership’s LTIP.

During the year ended December 31, 2021, the Partnership acquired certain assets managed by Nail Bay Royalties and Duncan Management. See Note 3—Acquisitions, Joint Ventures and Special Purpose Acquisition Company.

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $22,160, $20,160 and $18,900 for the years ended December 31, 2021, 2020 and 2019, respectively, for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $555,640, $440,160 and $350,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Special Purpose Acquisition Company

On February 8, 2022, TGR’s initial public offering was completed with 23,000,000 units offered, including 3,000,000 units upon the underwriter’s exercise of its over-allotment option in full, at a price of $10.00 per unit. During the year ended December 31, 2021, the Partnership paid $930,824 in formation and offering costs on behalf of TGR. This amount is included in other current assets on the consolidated balance sheets as of December 31, 2021. See Note 3—Acquisitions, Joint Ventures and Special Purpose Acquisition Company for further discussion.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

The Partnership leases certain office space under non-cancelable operating leases with fixed payment terms and will terminate in June 2029. The Partnership recognizes operating lease expense over the lease term and is included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019. The total operating lease expense recorded for the years ended December 31, 2021, 2020 and 2019 was approximately $0.4 million, $0.5 million and $0.3 million, respectively. Operating lease liabilities, excluding the current portion, as of the year ended December 31, 2021 and 2020, respectively, was $2.6 million and $2.8 million.

Future minimum lease commitments under non-cancelable leases are as follows as of December 31, 2021:

Years Ending December 31,
2022	$486,045
2023	487,787
2024	488,725
2025	497,033
2026	507,648
Thereafter	1,219,267
Total	$3,686,505

Litigation

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of December 31, 2021.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to December 31, 2021 in the preparation of its consolidated financial statements.

Debt

On January 14, 2022 and January 27, 2022, the Partnership drew down approximately $12.9 million and $1.2 million, respectively, on the senior secured revolving credit facility to fund the closing of TGR’s initial public offering on February 8, 2022. On January 28, 2022, the Partnership drew down $5.0 million on the senior secured revolving credit facility to fund certain operational expenses.

Distributions

On February 7, 2022, the Partnership paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of $17,610 for the quarter ended December 31, 2021.

On January 21, 2022, the Board of Directors declared a quarterly cash distribution of $0.37 per common unit for the quarter ended December 31, 2021. The distribution was paid on February 7, 2022 to common unitholders and OpCo common unitholders of record as of the close of business on January 31, 2022.

On February 24, 2022, the Conflicts and Compensation Committee of the Board of Directors approved short-term incentive cash bonuses for executive officers of $2.2 million and the issuance of 963,835 restricted units to its employees, directors and consultants.

Special Purpose Acquisition Company

On February 8, 2022, TGR’s initial public offering was completed with 23,000,000 units offered, including 3,000,000 units upon the underwriter’s exercise of its over-allotment option in full, at a price of $10.00 per unit. See Note 3—Acquisitions, Joint Ventures and Special Purpose Acquisition Company for further discussion.

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

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,	December 31,
	2021	2020
Oil, natural gas and NGL interests
Proved properties	$1,051,111,311	$923,413,606
Unevaluated properties	153,284,173	225,681,626
Total oil, natural gas and NGL interests	1,204,395,484	1,149,095,232
Accumulated depreciation, depletion, accretion and impairment	(663,603,142)	(628,102,279)
Net oil, natural gas and NGL interests capitalized	$540,792,342	$520,992,953

Costs incurred in oil and natural gas activities

Costs incurred in oil, natural gas and NGL acquisition and development activities are as follows:

	Year Ended December 31,
	2021	2020	2019
Acquisition costs
Proved properties	$55,300,252	$41,476,733	$104,199,579
Unevaluated properties	—	74,263,481	110,050,000
Total	55,300,252	115,740,214	214,249,579
Development costs
Proved properties	—	—	—
Total	—	—	—
Total costs incurred on oil, natural gas and NGL activities	$55,300,252	$115,740,214	$214,249,579

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

	Year Ended December 31,
	2021	2020	2019
Oil, natural gas and NGL revenues	$175,088,021	$92,586,685	$107,480,446
Lease bonus and other income	3,319,104	345,771	2,477,145
Production and ad valorem taxes	(10,480,481)	(6,389,231)	(7,719,949)
Depreciation and depletion expense	(36,797,881)	(47,988,796)	(52,118,367)
Impairment of oil and natural gas properties	—	(251,558,557)	(169,150,255)
Marketing and other deductions	(12,048,643)	(9,376,375)	(8,145,397)
Results of operations from oil, natural gas and NGLs	$119,080,120	$(222,380,503)	$(127,176,377)

The following tables summarize the net ownership interest in the proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows related to the proved oil, natural gas and NGL reserves, and the estimates were prepared by the Partnership based on reserve reports prepared by Ryder Scott for the years ended December 31, 2021, 2020 and 2019. The proved oil, natural gas and NGL reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the FASB and the SEC.

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

The Partnership’s net proved oil, natural gas and NGL reserves and changes in net proved oil, natural gas and NGL reserves attributable to the oil, natural gas and NGL properties, which are located in multiple states are summarized below:

	Crude Oil and		Natural Gas
	Condensate	Natural Gas	Liquids	Total
	(MBbls)	(MMcf)	(MBbls)	(MBOE)
Net proved reserves at January 1, 2019	10,795	127,261	5,646	37,651
Revisions of previous estimates (1)	849	25,398	684	5,766
Purchase of minerals in place (2)	1,787	13,129	686	4,661
Production	(1,113)	(17,046)	(561)	(4,515)
Net proved reserves at December 31, 2019	12,318	148,742	6,455	43,563
Revisions of previous estimates (1)	18	(2,256)	(2)	(359)
Purchase of minerals in place (3)	1,367	15,637	313	4,286
Production	(1,409)	(17,890)	(681)	(5,072)
Net proved reserves at December 31, 2020	12,294	144,233	6,085	42,418
Revisions of previous estimates (1)	251	24,079	780	5,044
Purchase of minerals in place (4)	1,310	8,537	519	3,252
Production	(1,344)	(19,085)	(715)	(5,240)
Net proved reserves at December 31, 2021	12,511	157,764	6,669	45,474

Net proved developed reserves
December 31, 2019	11,303	141,181	6,079	40,912
December 31, 2020	12,294	144,233	6,085	42,418
December 31, 2021	12,511	157,764	6,669	45,474

Net proved undeveloped reserves
December 31, 2019	1,015	7,561	376	2,651
December 31, 2020	—	—	—	—
December 31, 2021	—	—	—	—
(1)	Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.
(2)	Includes the acquisition of three packages of mineral and royalty interests for a total of $103.8 million. The first acquisition totaling $58.4 million consists of mineral and royalty interests primarily in the Eagle Ford Shale, Permian Basin, East Texas Region and Appalachia Region. The second acquisition totaling $9.4 million consists of mineral and royalty interests in the Mid-Continent Region. The third acquisition totaling $36.0 million consists of mineral and royalty interests in the Eagle Ford Shale.
(3)	Includes the acquisition of mineral and royalty interests for a total of $41.5 million. The acquisition consists of mineral and royalty interests primarily in the Delaware Basin, DJ Basin, Haynesville, STACK and Eagle Ford.
(4)	Includes the acquisition of mineral and royalty interests for a total of $55.3 million, primarily consisting of mineral and royalty interests in the Permian Basin, Mid-Continent, Haynesville and other leading U.S. basins.

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

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Future cash inflows	$1,335,917	$705,356	$1,025,430
Future production costs	(100,947)	(55,897)	(78,061)
Future state margin taxes	(42,965)	(22,688)	(32,377)
Future income tax expense	—	—	(33,235)
Future net cash flows	1,192,005	626,771	881,757
Less 10% annual discount to reflect timing of cash flows	(665,390)	(341,775)	(481,786)
Standard measure of discounted future net cash flows	$526,615	$284,996	$399,971

Reserve estimates and future cash flows are based on the average market prices for sales of oil, natural gas and NGL adjusted for basis differentials, on the first calendar day of each month during the year. The average prices used for 2021, 2020 and 2019 were $66.56, $39.57 and $55.69 per barrel for crude oil and $3.60, $1.99 and $2.58 per Mcf for natural gas, respectively.

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

Changes in Standardized Measure

Changes in the standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Standardized measure - beginning of year	$284,996	$399,971	$398,367
Sales, net of production costs	(152,751)	(76,821)	(93,942)
Net changes of prices and production costs related to future production	225,868	(127,838)	(72,875)
Revisions of previous quantity estimates, net of related costs	60,517	(2,501)	56,666
Net changes in state margin taxes	(8,665)	4,314	191
Net changes in income taxes	—	13,480	3,752
Accretion of discount	25,743	38,927	42,808
Purchases of reserves in place	40,545	46,007	59,953
Timing differences and other	50,362	(10,543)	5,051
Standardized measure - end of year	$526,615	$284,996	$399,971