Form 10-Q
period 2022-03-31
Kimbell Royalty Partners, LP
filed 2022-05-10
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 OR

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

As of April 29, 2022, the registrant had outstanding 57,331,833 common units representing limited partner interests and 8,211,579 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$10,587,893	$7,052,414
Oil, natural gas and NGL receivables	41,556,172	35,147,145
Derivative assets	2,102,159	166,307
Accounts receivable and other current assets	2,320,933	3,051,593
Total current assets	56,567,157	45,417,459
Property and equipment, net	1,529,693	1,888,247
Investment in affiliate (equity method)	4,560,360	4,738,822
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($134,586,442 and $153,284,173 excluded from depletion at March 31, 2022 and December 31, 2021, respectively)	1,204,805,739	1,204,395,484
Less: accumulated depreciation, depletion and impairment	(673,991,373)	(663,603,142)
Total oil and natural gas properties, net	530,814,366	540,792,342
Right-of-use assets, net	2,766,972	2,844,997
Derivative assets	3,457,466	1,590,501
Loan origination costs, net	3,942,281	4,214,484
Assets of consolidated variable interest entities:
Cash	2,953,876	—
Investments held in trust	237,001,386	—
Prepaid expenses	490,485	—
Total assets	$844,084,042	$601,486,852

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,893,672	$811,019
Other current liabilities	3,782,668	3,319,495
Derivative liabilities	43,316,700	24,190,678
Total current liabilities	48,993,040	28,321,192
Operating lease liabilities, excluding current portion	2,482,028	2,561,274
Derivative liabilities	7,548,566	4,190,776
Long-term debt	226,515,911	217,115,911
Other liabilities	416,667	447,918
Liabilities of consolidated variable interest entities:
Accounts payable	60,995	—
Other current liabilities	465,607	—
Deferred underwriting commissions	8,050,000	—
Total liabilities	294,532,814	252,637,071
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	236,900,000	—
Kimbell Royalty Partners, LP unitholders' equity:
Common units (57,290,923 units and 47,162,773 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	462,220,882	328,717,841
Class B units (8,253,660 and 17,611,579 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	412,683	880,579
Total Kimbell Royalty Partners, LP unitholders' equity	462,633,565	329,598,420
Noncontrolling (deficit) interest in OpCo	(149,982,337)	19,251,361
Total equity	312,651,228	348,849,781
Total liabilities, mezzanine equity and unitholders' equity	$844,084,042	$601,486,852

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Oil, natural gas and NGL revenues	$65,083,903	$36,368,510
Lease bonus and other income	654,130	186,308
Loss on commodity derivative instruments, net	(31,983,520)	(14,135,728)
Total revenues	33,754,513	22,419,090
Costs and expenses
Production and ad valorem taxes	4,020,911	2,431,830
Depreciation and depletion expense	10,759,164	7,911,148
Marketing and other deductions	3,508,066	3,295,286
General and administrative expense	6,589,259	6,796,385
Consolidated variable interest entities related:
General and administrative expense	739,459	—
Total costs and expenses	25,616,859	20,434,649
Operating income	8,137,654	1,984,441
Other income (expense)
Equity income in affiliate	249,408	185,080
Interest expense	(2,877,855)	(2,095,098)
Other income	3,068,450	462,771
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	101,386	—
Net income before income taxes	8,679,043	537,194
Provision for income taxes	271,799	—
Net income	8,407,244	537,194
Distribution and accretion on Series A preferred units	—	(1,577,968)
Net (income) loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests in OpCo	(1,058,677)	357,179
Distribution on Class B units	(17,610)	(20,780)
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP	$7,330,957	$(704,375)

Net loss per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$(0.20)	$(0.02)
Diluted	$(0.20)	$(0.02)
Weighted average number of common units outstanding
Basic	45,942,829	37,693,469
Diluted	45,942,829	37,693,469

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2022
					Noncontrolling	Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Interest in TGR	Total
Balance at January 1, 2022	47,162,773	$328,717,841	17,611,579	$880,579	$19,251,361	$—	$348,849,781
Costs associated with equity offering	—	(325,508)	—	—	—	—	(325,508)
Conversion of Class B units to common units	9,357,919	161,424,103	(9,357,919)	(467,896)	(161,424,103)	—	(467,896)
Restricted units repurchased for tax withholding	(193,604)	(3,344,828)	—	—	—	—	(3,344,828)
Unit-based compensation	963,835	2,194,342	—	—	—	—	2,194,342
Distributions to unitholders	—	(17,450,226)	—	—	(6,516,284)	—	(23,966,510)
Distribution on Class B units	—	(17,610)	—	—	—	—	(17,610)
Proceeds from issuance of TGR public warrants	—	—	—	—	—	11,500,000	11,500,000
Accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	—	(16,325,799)	—	—	(2,351,988)	(11,500,000)	(30,177,787)
Net income	—	7,348,567	—	—	1,058,677	—	8,407,244
Balance at March 31, 2022	57,290,923	$462,220,882	8,253,660	$412,683	$(149,982,337)	$—	$312,651,228

	Three Months Ended March 31, 2021
					Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total
Balance at January 1, 2021	38,918,689	$257,593,307	20,779,781	$1,038,989	$77,002,442	$335,634,738
Restricted units repurchased for tax withholding	(85,360)	(923,587)	—	—	—	(923,587)
Unit-based compensation	936,567	2,692,494	—	—	—	2,692,494
Distributions to unitholders	—	(7,394,551)	—	—	(3,948,160)	(11,342,711)
Distribution and accretion on Series A preferred units	—	(1,036,432)	—	—	(541,536)	(1,577,968)
Distribution on Class B units	—	(20,780)	—	—	—	(20,780)
Net income	—	352,837	—	—	184,357	537,194
Balance at March 31, 2021	39,769,896	$251,263,288	20,779,781	$1,038,989	$72,697,103	$324,999,380

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,407,244	$537,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	10,759,164	7,911,148
Amortization of right-of-use assets	78,025	71,785
Amortization of loan origination costs	442,399	371,487
Equity income in affiliate	(249,408)	(185,080)
Cash distribution from affiliate	385,326	216,738
Unit-based compensation	2,194,342	2,692,494
Loss on derivative instruments, net of settlements	18,680,995	12,674,172
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(6,409,027)	(7,215,335)
Accounts receivable and other current assets	730,660	(583,862)
Accounts payable	1,082,653	153,681
Other current liabilities	463,173	(1,092,287)
Operating lease liabilities	(79,246)	(71,142)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(101,386)	—
Other assets and liabilities	(352,441)	—
Net cash provided by operating activities	36,032,473	15,480,993
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(43,628)	(373,947)
Purchase of oil and natural gas properties	(410,257)	(492,743)
Cash distribution from affiliate	42,544	55,039
Consolidated variable interest entities related:
Investments in marketable securities	(236,900,000)	—
Net cash used in investing activities	(237,311,341)	(811,651)
CASH FLOWS FROM FINANCING ACTIVITIES
Costs associated with equity offering	(325,508)	—
Redemption of Class B contributions on converted units	(467,896)	—
Distributions to common unitholders	(17,450,226)	(7,394,551)
Distribution to OpCo unitholders	(6,516,284)	(3,948,160)
Distribution and accretion on Series A preferred units	—	(962,503)
Distribution on Class B units	(17,610)	(20,780)
Borrowings on long-term debt	19,100,000	484,089
Repayments on long-term debt	(9,700,000)	(3,500,000)
Payment of loan origination costs	(170,196)	(84,492)
Restricted units repurchased for tax withholding	(3,344,828)	(923,587)
Consolidated variable interest entities related:
Proceeds from initial public offering of Kimbell Tiger Operating Company	227,585,000	—
Payment of underwriting commissions with equity offering of Kimbell Tiger Operating Company	(924,229)	—
Net cash provided by (used in) financing activities	207,768,223	(16,349,984)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,489,355	(1,680,642)
CASH AND CASH EQUIVALENTS, beginning of period	7,052,414	9,804,977
CASH AND CASH EQUIVALENTS, end of period	$13,541,769	$8,124,335
Supplemental cash flow information:
Cash paid for interest	$2,240,972	$1,673,361
Non-cash investing and financing activities:
Noncash deemed distribution to Series A preferred units	$—	$615,465
Recognition of tenant improvement asset	$31,250	$—
Consolidated variable interest entities related:
Deferred underwriting commissions	$8,050,000	$—

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS —(Continued)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Cash Held at Consolidated Variable Interest Entities to the Consolidated Statements of Cash Flows
Cash and cash equivalents	$10,587,893	$8,124,335
Cash held at consolidated variable interest entities	2,953,876	—
	$13,541,769	$8,124,335

The accompanying notes are an integral part of these consolidated financial statements.

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” the “Partnership,” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” or “OpCo” refer to Kimbell Royalty Operating, LLC. References to the “General Partner” refer to Kimbell Royalty GP, LLC. References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of the General Partner. References to the “Sponsors” refer to affiliates of the Partnership’s founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including certain affiliates of the Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to the Partnership.

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

On February 8, 2022, the Partnership announced the $230 million initial public offering of its special purposed acquisition corporation, Kimbell Tiger Acquisition Corporation (NYSE: TGR).

Kimbell Tiger Acquisition Corporation (“TGR”) was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Kimbell Tiger Acquisition Sponsor, LLC (“TGR Sponsor”), which is a subsidiary of the Partnership, was created to assist TGR in sourcing, analyzing and consummating acquisition opportunities for that initial business combination.

TGR Sponsor and TGR have been consolidated in the financial statements of the Partnership beginning in the year ended December 31, 2021. This resulted in the consolidation of $240.4 million of assets, $8.6 million of liabilities, $236.9 million of redeemable noncontrolling interests and $16.3 million of common equity and $2.4 million of noncontrolling interests related to TGR and TGR Sponsor as of March 31, 2022. Further details on the impacts of the consolidation of TGR and TGR Sponsor can be found in Note 3.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). As a result, the accompanying unaudited interim consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which contains a summary of the Partnership’s significant accounting policies and other disclosures. In the opinion of management of the General Partner, the unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP and all adjustments are of a normal recurring nature. The accompanying unaudited interim consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

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

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

Coronavirus (“COVID-19”) remains a global health crisis and there continues to be considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread. Despite improvements in global economic activity levels and higher energy demand compared to 2021, the impacts of COVID-19 continue to be unpredictable, including the impacts of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. The Partnership is unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact the Partnership’s business, results of operations, financial condition or cash flows. Commodity prices have risen from 2021; however, further negative impacts from COVID-19 may require the Partnership to adjust its business plan.

The ultimate impacts of COVID-19 and the volatility in the oil and natural gas markets on the Partnership’s business, cash flows, liquidity, financial condition and results of operations remain dependent on a number of factors, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of the Organization of Petroleum Exporting Countries, Russia and other crude oil producing nations to manage the global crude oil supply, additional actions by businesses and governments in response to the pandemic, the economic downturn and the decrease in crude oil demand, the speed and effectiveness of responses to combat the virus and the time necessary to balance crude oil supply and demand to restore crude oil pricing. Although prices have recovered, the ongoing impact of COVID-19 on our business, employees and operations, including supply chain concerns, among others still continues to affect our industry.

Russia / Ukraine Conflict

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2021 Form 10-K, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three months ended March 31, 2022.

Consolidation

The Partnership analyzes whether it has a variable interest in an entity and whether that entity is a variable interest entity (“VIE”) to determine whether it is required to consolidate those entities. The Partnership performs the variable interest analysis for all entities in which it has a potential variable interest, which primarily consist of all entities where the Partnership serves as the sponsor, general partner or managing member, and general partner entities not wholly owned by the Partnership. If the Partnership has a variable interest in the entity and the entity is a VIE, it will also analyze whether the Partnership is the primary beneficiary of this entity and whether consolidation is required.

In evaluating whether it has a variable interest in the entity, the Partnership reviews the equity ownership and the extent to which it absorbs risk created and distributed by the entity, as well as whether the fees charged to the entity are customary and commensurate with the level of effort required to provide services. Fees received by the Partnership are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) the Partnership’s other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. Evaluation of these criteria requires judgment.

For entities determined to be VIEs, the Partnership must then evaluate whether it is the primary beneficiary of such VIEs. To make this determination, the Partnership evaluates its economic interests in the entity specifically determining if the Partnership has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (the “benefits”). When making the determination on whether the benefits received from an entity are significant, the Partnership considers the total economics of the entity, and analyzes whether the Partnership’s share of the economics is significant. The Partnership utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

VIEs for which the Partnership is the primary beneficiary have been included in the Partnership’s consolidated financial statements. The portion of the consolidated subsidiaries owned by third parties and any related activity is eliminated through non-controlling interests in the consolidated balance sheets and income (loss) attributable to non-controlling interests in the consolidated statements of operations.

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represent an actively-traded money market fund of TGR, a consolidated special purpose acquisition company, which investments are invested in U.S. Treasury securities purchased with funds raised through the TGR IPO (as defined below). Investments held in trust are classified as trading securities and are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in other income (expense)—interest income on the accompanying unaudited interim consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using quoted prices in an active market and therefore are classified in Level 1 of the fair value hierarchy, as described in Note 5— Fair Value Measurements.

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the shares of TGR Class A common stock (as defined below) sold in the TGR IPO (as defined below) that are redeemable for cash by the public shareholders in the event of TGR’s failure to complete a business combination or a tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount was accreted to its full redemption value at March 31, 2022.

NOTE 3—ACQUISITIONS, JOINT VENTURE AND SPECIAL PURPOSE ACQUISITION COMPANY

Acquisitions

On December 7, 2021, the Partnership completed the acquisition of all of the equity interests in certain subsidiaries owned by Caritas Royalty Fund LLC and certain of its affiliates (the “Cornerstone Acquisition”) for an aggregate purchase price of approximately $54.6 million. The Partnership funded the payment of the purchase price with borrowings under its secured revolving credit facility. The assets acquired in the Cornerstone Acquisition consisted of approximately 26,000 gross producing wells across the Permian, Mid-Continent, Haynesville and other leading United States basins.

Joint Venture

On June 19, 2019, the Partnership entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, a related party. The Partnership’s ownership in the Joint Venture is 49.3% and its total capital commitment will not exceed its current investment of $5.1 million, as noted below. The Joint Venture is managed by Springbok Operating Company, LLC (“Springbok Operating”). While certain members of Springbok Operating are affiliated with the entities acquired as part of the acquisition of all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”), none of the assets held by the Joint Venture were included in the Springbok Acquisition. The purpose of the Joint Venture is to make direct or indirect investments in royalty, mineral and overriding royalty interests and similar non-cost bearing interests in oil and gas properties, excluding leasehold or working interests. The Partnership utilizes the equity method of accounting for its investment in the Joint Venture. As of March 31, 2022, the Partnership had paid approximately $5.1 million under its capital commitment. On April 29, 2022, the Joint Venture completed the sale of all of its royalty, mineral and overriding interests. See Note 15—Subsequent Events, for further discussion.

Special Purpose Acquisition Company

On July 29, 2021, TGR, the Partnership’s special purpose acquisition company and subsidiary, filed a registration statement on Form S-1 with the SEC. On February 8, 2022, TGR consummated its initial public offering (the “TGR IPO”) of 23,000,000 units (each a “unit” and, collectively, the “units”), including 3,000,000 additional units issued pursuant to the underwriter’s exercise in full of its over-allotment option, at $10.00 per unit, generating proceeds of approximately $230,000,000 and incurring offering costs of approximately $12,650,000, inclusive of $8,050,000 in deferred underwriting commissions. Each unit consists of one share of Class A common stock, par value $0.0001 (the “TGR Class A common stock”), and one-half of one redeemable warrant. Each whole warrant may be exercised for one share of Class A common stock at a price of $11.50 per share. Certain members of our management and members of the Board of Directors are members of the sponsor of TGR, TGR Sponsor. TGR was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Under the terms of TGR’s governing documents, TGR has 15 months (or up to 21 months under certain circumstances) from the closing of the TGR IPO to complete the Business Combination.

In connection with the closing of the TGR IPO, TGR completed the sale of 14.1 million private placement warrants (the “private placement warrants”) to TGR Sponsor, which is a subsidiary of the Partnership, for a purchase price of $1.00 per private placement warrant, generating gross proceeds of $14.1 million. Each private placement warrant is exercisable to purchase for $11.50 one share of TGR Class A common stock.

In addition, TGR incurred $12.7 million of fees and expenses, of which $8.1 million were deferred underwriting commissions that will become payable to the underwriters solely in the event that TGR completes the Business Combination, which were included in deferred underwriting commissions on the accompanying unaudited interim consolidated balance sheet at March 31, 2022.

In May 2021, prior to TGR’s IPO, TGR Sponsor paid $25,000 in exchange for the issuance of (i) 5,750,100 shares of TGR’s Class B common stock, par value $0.0001 per share (the “TGR Class B common “stock”), and (ii) 2,500 shares of TGR Class A common stock, for an aggregate purchase price of $25,000. Additionally, in May 2021, TGR paid $25,000 to Kimbell Tiger Operating Company (“TGR Opco”) in exchange for the issuance of 2,500 Class A units of TGR Opco. Also in May 2021, TGR Sponsor received 100 Class A units of TGR Opco in exchange for $1,000 and 5,750,000 Class B units of TGR Opco. The shares of TGR Class B common stock and corresponding number of Class B units of TGR Opco (or the Class A units of TGR Opco into which such Class B units will convert) are collectively referred to as the “Founders Shares.” The Founders Shares will be exchangeable for shares of TGR Class A common stock upon completion of the Business Combination on a one-for-one basis, subject to certain adjustments. Class A units and Class B units of TGR Opco are substantially similar, other than certain distribution rights, and are entitled to vote together as a single class on all matters submitted for stockholder vote.

In determining the accounting treatment of the Partnership’s equity interest in TGR, management concluded that TGR is a VIE as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. TGR Sponsor is the primary beneficiary of TGR as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from TGR, as well as the power to direct a majority of the activities that significantly impact TGR’s economic performance, including identification of a target for its Business Combination. As such, TGR is consolidated into the Partnership’s financial statements through TGR Sponsor.

Proceeds of $236.9 million were deposited in a trust account established for the benefit of TGR’s public unitholders consisting of certain proceeds from the TGR IPO and certain proceeds from the sale of the private placement warrants, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $236.9 million, representing the number of TGR units sold at a redemption value of $10.30 per unit, is required by the underwriting agreement to be maintained in the trust account. The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. In connection with the trust account, the Partnership reported investments held in trust of $237.0 million on the accompanying unaudited interim consolidated balance sheet at March 31, 2022.

The public unitholders’ ownership of TGR Class A common stock represents a redeemable non-controlling interest to the Partnership, which is classified outside of permanent unitholders’ equity as the TGR Class A common stock is redeemable at the option of the public unitholders in connection with the Business Combination. The carrying amount of the redeemable non-controlling interest is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable non-controlling interest’s share of TGR’s net income or loss and distributions or (ii) the redemption value. The public unitholders of TGR Class A common stock will be entitled in certain circumstances to redeem their shares of TGR Class A common stock for a pro rata portion of the amount in the trust account at $10.30 per share of TGR Class A common stock held, plus any pro rata interest earned on the funds held in the trust account. As of March 31, 2022, the carrying amount of the redeemable non-controlling interest was recorded at its redemption value of $236.9 million. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized as a deemed dividend and are recorded directly to unitholders’ equity on the accompanying unaudited interim consolidated balance sheets.

If TGR has not completed the Business Combination within such 15-month period (or 18-month or 21-month period, as applicable, if TGR Sponsor exercises its extension options), TGR will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less an amount required to satisfy taxes of TGR and TGR Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and TGR Class A units of Opco (other than those held by TGR), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to TGR’s warrants, which will expire worthless if TGR fails to complete the Business Combination within such 15-month period (or 18-month or 21-month period, as applicable, if the TGR Sponsor exercises its extension options).

As of March 31, 2022, the Partnership owned approximately 20% of the common stock of TGR and the net loss and net assets of TGR were consolidated with the Partnership’s financial statements. The remaining approximately 80% of the consolidated net loss and net assets of TGR, representing the percentage of economic interest in TGR held by public shareholders of TGR through their ownership of TGR common stock, were allocated to redeemable non-controlling interest. The total assets of TGR are $240.4 million and total liabilities are $8.6 million as of March 31, 2022. The assets of TGR held outside of trust can only be used to settle obligations of TGR and there is no recourse to the Partnership for TGR’s liabilities. All warrants and TGR Class B common stock held by the Partnership are eliminated in consolidations. Also, all transactions between TGR and the Partnership, as well as related financial statement impacts, eliminate in consolidation.

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

As of March 31, 2022, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of March 31, 2022, these economic hedges constituted approximately 29% of daily oil and natural gas production.

The Partnership’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period, and its natural gas fixed price swap transactions are settled based upon the last day settlement of the first nearby month futures contract of the contract period. Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month. Changes in the fair values of the Partnership’s commodity derivative instruments are recognized as gains or losses in the current period and are presented on a net basis within revenue in the accompanying unaudited interim consolidated statements of operations.

Interest Rate Swaps

On January 27, 2021, the Partnership entered into an interest rate swap with Citibank, N.A., New York (“Citibank”), which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility (which represented approximately 66% of our outstanding balance as of March 31, 2022), at approximately 3.9% for the period ending on January 29, 2024. The Partnership uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps are recognized as gains or losses in the current period and are presented on a net basis within other income in the accompanying unaudited interim consolidated statements of operations. As of March 31, 2022, the interest rate swap had a total notional amount of $150.0 million and a fair value of $5.6 million.

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in fair value consisted of the following:

	Three Months Ended March 31,
	2022	2021
Beginning fair value of derivative instruments	$(26,624,646)	$(6,280,863)
Loss on derivative instruments	(28,238,415)	(13,672,957)
Net cash paid on settlements of derivative instruments	9,557,420	998,785
Ending fair value of derivative instruments	$(45,305,641)	$(18,955,035)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		March 31,	December 31,
Classification	Balance Sheet Location	2022	2021
Assets:
Current assets	Derivative assets	$2,102,159	$166,307
Long-term assets	Derivative assets	3,457,466	1,590,501
Liabilities:
Current liabilities	Derivative liabilities	(43,316,700)	(24,190,678)
Long-term liabilities	Derivative liabilities	(7,548,566)	(4,190,776)
		$(45,305,641)	$(26,624,646)

As of March 31, 2022, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
April 2022 - December 2022	368,522	$43.69	$41.77	$46.00
January 2023 - December 2023	303,411	$59.35	$53.38	$63.00
January 2024 - March 2024	54,509	$76.32	$76.32	$76.32

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
April 2022 - December 2022	4,659,509	$2.41	$2.23	$2.58
January 2023 - December 2023	4,245,899	$2.90	$2.52	$3.28
January 2024 - March 2024	823,186	$4.15	$4.15	$4.15

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of March 31, 2022 and December 31, 2021 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2022 and 2021.

The estimated fair values of investments held in the trust account are determined using quoted prices in an active market and therefore are classified in Level 1 of the fair value hierarchy. Both the Partnership’s commodity derivative instruments and interest rate swap are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
March 31, 2022
Assets
Interest rate swap contracts	$—	$5,559,625	$—	$—	$5,559,625
Investments held in trust	$237,001,386	$—	$—	$—	$237,001,386
Liabilities
Commodity derivative contracts	$—	$(50,865,266)	$—	$—	$(50,865,266)
December 31, 2021
Assets
Interest rate swap contracts	$—	$1,756,808	$—	$—	$1,756,808
Liabilities
Commodity derivative contracts	$—	$(28,381,454)	$—	$—	$(28,381,454)

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	March 31,	December 31,
	2022	2021
Oil and natural gas properties
Proved properties	$1,070,219,297	$1,051,111,311
Unevaluated properties	134,586,442	153,284,173
Less: accumulated depreciation, depletion and impairment	(673,991,373)	(663,603,142)
Total oil and natural gas properties	$530,814,366	$540,792,342

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

After evaluating certain external factors, the Partnership determined that it did not have reasonable certainty as to the timing of the development of the proved undeveloped (“PUD”) reserves and, therefore did not book PUD reserves in its total estimated proved reserves as of March 31, 2022 or December 31, 2021 and it does not intend to book PUD reserves going forward.

The Partnership did not record an impairment on its oil and natural gas properties for either of the three-month periods ended March 31, 2022 or March 31, 2021.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of March 31, 2022 is 7.10 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75% for the three months ended March 31, 2022.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three months ended March 31, 2022 and 2021. The total operating lease expense recorded for both the three months ended March 31, 2022 and 2021 was $0.1 million.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

Future minimum lease commitments as of March 31, 2022 were as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$3,565,096	$364,636	$487,787	$488,725	$497,033	$507,648	$1,219,267
Less: Imputed Interest	(775,097)
Total	$2,789,999

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

The Second Credit Agreement Amendment amends the 2018 Amended Credit Agreement to, among other things, (i) increase commitments under the Amended Credit Agreement’s senior secured revolving credit facility from $225.0 million to $265.0 million, the availability of which will equal the lesser of the aggregate maximum elected commitments of the lenders up to $500.0 million, subject to the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders, and the borrowing base, (ii) extend the maturity date under the 2018 Amended Credit Agreement from February 8, 2022 to June 7, 2024, (iii) reflect the change in administrative agent from Frost to with Citibank under the Amended Credit Agreement, (iv) increase the applicable margin under the 2018 Amended Credit Agreement, which varies based upon the level of borrowing base usage, by 1.00% for each applicable level as set forth in the Amended Credit Agreement, such that the applicable margin will range from 2.00% to 3.00% in the case of ABR Loans (as defined in the Amended Credit Agreement) and 3.00% to 4.00% in the case of LIBOR Loans (as defined in the Amended Credit Agreement), (v) provide for a LIBOR (as defined in the Amended Credit Agreement) floor of 0.25%, (vi) modify the Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) financial covenant to permit the numerator of the Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) to be calculated as Total Debt (as defined in the Amended Credit Agreement) minus up to $25 million in unrestricted cash held by the Partnership and its restricted subsidiaries and to decreases the maximum permitted Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) from 4.0 to 1.0 to 3.5 to 1.0, and (vii) modify the conditions permitting restricted distributions to holders of Kimbell Common Units (as defined in the Amended Credit Agreement) including, among other things, a limitation on such distributions to not be in excess of the Partnership’s Projected Cash Available For Distribution (as defined in the Amended Credit Agreement). We are obligated to pay a quarterly commitment fee of 0.50% annualized rate on the unused portion of the borrowing base, depending on the amount of the borrowings outstanding in relation to the borrowing based. In connection with our entry into the Second Credit Agreement Amendment, the borrowing base was set at $265.0 million. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year, beginning May 1, 2021, based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries. In connection with the November 1, 2021 redetermination under the secured revolving credit facility, the borrowing base was increased to $275.0 million. The May borrowing base redetermination is currently being conducted and is expected to be finalized by the end of May 2022.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit the Partnership’s ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units representing limited partner interests in the Partnership (“common units”) and common units of the Operating Company (“OpCo common units”), make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring the Partnership to maintain the following financial ratios or to reduce the Partnership’s indebtedness if the Partnership is unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the Amended Credit Agreement) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control.

During the three months ended March 31, 2022, the Partnership borrowed an additional $19.1 million under the secured revolving credit facility and repaid approximately $9.7 million of the outstanding borrowings. As of March 31, 2022, the Partnership’s outstanding balance was $226.5 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of March 31, 2022.

As of March 31, 2022, borrowings under the secured revolving credit facility bore interest at LIBOR plus a margin of 3.75% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.75%. For the three months ended March 31, 2022, the weighted average interest rate on the Partnership’s outstanding borrowings was 4.10%.

The 1-week and 2-month U.S. dollar LIBOR settings ceased to be published after December 31, 2021 and the U.K. Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR rates for the remaining U.S. dollar settings after June 30, 2023. The Partnership’s secured revolving credit facility has the option of using the 1-month, 3-month or 6-month LIBOR setting and includes provisions to determine a replacement rate for LIBOR if necessary during its term, based on the secured overnight financing rate published by the Federal Reserve Bank of New York. The Partnership currently do not expect the transition from LIBOR to have a material impact on them.

NOTE 9—PREFERRED UNITS

In July 2018, the Partnership completed the private placement of 110,000 Series A preferred units (the “Series A preferred units”) to certain affiliates of Apollo Capital Management, L.P. (the “Series A Purchasers”) for $1,000 per Series A preferred unit, resulting in gross proceeds to the Partnership of $110.0 million.

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

As of December 31, 2021 and March 31, 2022, no preferred units remain outstanding.

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of March 31, 2022, the Partnership had a total of 57,290,923 common units issued and outstanding and 8,253,660 Class B units outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2021	47,162,773
Conversion of Class B units	9,357,919
Common units issued under the LTIP (1)	963,835
Restricted units repurchased for tax withholding	(193,604)
Balance at March 31, 2022	57,290,923
(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as amended, the “LTIP”) on February 24, 2022.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2022	$0.47	April 22, 2022	May 2, 2022	May 9, 2022

Q1 2021	$0.27	April 23, 2021	May 3, 2021	May 10, 2021

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2021	17,611,579
Conversion of Class B units	(9,357,919)
Balance at March 31, 2022	8,253,660

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP	$7,330,957	$(704,375)
Accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	(16,325,799)	—
Net loss attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	(8,994,842)	(704,375)

Net income and distributions and accretion on Series A preferred units attributable to noncontrolling interests in OpCo	—	—
Accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	—	—
Diluted net loss attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	(8,994,842)	(704,375)

Weighted average number of common units outstanding:
Basic	45,942,829	37,693,469
Effect of dilutive securities:
Series A preferred units	—	—
Class B units	—	—
Restricted units	—	—
Diluted	45,942,829	37,693,469

Net loss per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$(0.20)	$(0.02)
Diluted	$(0.20)	$(0.02)

The calculation of diluted net loss per share for the three months ended March 31, 2022 excludes the conversion of Class B units to common units and 1,753,986 units of unvested restricted units because their inclusion in the calculation would be anti-dilutive. The calculation of diluted net loss per unit for the three months ended March 31, 2021 excludes the conversion of Series A preferred units to common units, the conversion of Class B units to common units and 1,900,878 of unvested restricted units because their inclusion in the calculation would be anti-dilutive.

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2021	1,560,899	$11.108	1.775 years
Awarded	963,835	15.820	—
Vested	(626,371)	10.944	—
Unvested at March 31, 2022	1,898,363	$13.554	2.271 years

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

During the three months ended March 31, 2022 and March 31, 2021, no monthly services fee was paid to BJF Royalties. During the three months ended March 31, 2022, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $30,000, $41,251 and $75,090, respectively. During the three months ended March 31, 2021, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $30,000, $75,329 and $137,120, respectively. Certain consultants who provide services under management services agreements are granted restricted units under the Partnership’s LTIP.

Commencing on the date of the TGR IPO, TGR agreed to pay the Partnership a total of $25,000 per month for office space utilities, secretarial support and administrative services provided to members of the management team. Upon completion of TGR’s initial Business Combination or TGR’s liquidation, TGR will cease paying these monthly fees. During the three months ended March 31, 2022, TGR incurred $43,750 as part of this service agreement.

NOTE 14—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of March 31, 2022.

NOTE 15—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to March 31, 2022 in the preparation of its unaudited interim consolidated financial statements.

Debt

On April 29, 2022, the Partnership drew down $17.1 million on the senior secured revolving credit facility to fund certain operational expenses.

Distributions

On May 6, 2022, the Partnership paid a quarterly cash distribution to each Class B unitholder equal to 2.0% of such unitholder’s respective Class B Contribution, resulting in a total quarterly distribution of $8,211.

On April 22, 2022, the Board of Directors declared a quarterly cash distribution of $0.47 per common unit for the quarter ended March 31, 2022. The distribution was paid on May 9, 2022 to common unitholders and OpCo common unitholders of record as of the close of business on May 2, 2022.

Conversion of Class B units to common units

On April 22, 2022, certain holders of Class B units converted 42,081 Class B units to common units. In connection with this conversion, the five cents per Class B unit consideration paid by the Class B unitholders to the Partnership was repaid to the Class B unitholders on April 26, 2022.

Divestitures

On April 29, 2022, the Joint Venture completed the sale of all of its royalty, mineral and overriding interests and similar non-cost bearing interests in oil and gas properties for a total purchase price of $14.8 million. Net proceeds realized by the Partnership were $6.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” the “Partnership,” “we” or “us” refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” or “OpCo” refer to Kimbell Royalty Operating, LLC. References to the “General Partner” refer to Kimbell Royalty GP, LLC. References to the “Sponsors” refer to affiliates of the Partnership’s founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including certain affiliates of the Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to the Partnership.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and natural gas liquids (“NGLs”), including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the energy and environmental proposals supported by the Biden administration and/or the United States Congress, weakness in the capital markets or the ongoing and potential impact to financial markets and worldwide economic activity resulting from the ongoing coronavirus (“COVID-19”) pandemic and related governmental actions;
●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine;

●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impacts of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including the Biden administration’s proposals and recent executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions;
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;
●	the ability of Kimbell Tiger Acquisition Corporation (“TGR”) to select an appropriate target business or businesses, enter into a binding agreement with a target and complete its initial business combination, as well as its ability to obtain necessary financing to complete its initial business combination; and
●	the overall performance and success of any target business or businesses selected by TGR for its initial business combination.

These factors are discussed in further detail in the 2021 Form 10-K under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

As of March 31, 2022, we owned mineral and royalty interests in approximately 11.4 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 62% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of March 31, 2022, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 122,000 gross wells, including over 46,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as of March 31, 2022:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	2,935,371	23,560	2,451	46,933
Mid‑Continent	5,369,358	44,310	1,795	19,118
Haynesville	1,428,907	7,919	3,505	16,065
Appalachia	741,354	23,203	1,987	3,818
Bakken	1,640,077	6,138	978	5,180
Eagle Ford	624,148	6,730	1,565	3,930
Rockies	74,152	1,036	909	12,502
Other	3,232,561	36,693	1,292	15,353
Total	16,045,928	149,589	14,482	122,899
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2021 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of March 31, 2022:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	260	312	0.53	0.86
Mid‑Continent	116	71	0.26	0.09
Haynesville	95	35	0.73	0.16
Appalachia	12	42	0.05	0.14
Bakken	141	140	0.17	0.74
Eagle Ford	76	55	0.50	0.61
Rockies	5	28	0.01	0.18
Total	705	683	2.25	2.78
(1)	The above table represents drilled but uncompleted wells and permitted locations only, and there is no guarantee that the drilled but uncompleted wells or permitted locations will be developed into producing wells in the future.

Recent Developments

Initial Public Offering of Kimbell Tiger Acquisition Corporation

On July 29, 2021, TGR, the Partnership’s newly formed special purpose acquisition company and subsidiary, filed a registration statement on Form S-1 with the SEC. On February 8, 2022, TGR consummated its initial public offering (the “TGR IPO”) of 23,000,000 units (each a “unit” and, collectively, the “units”), including 3,000,000 additional units issued pursuant to the underwriter’s exercise in full of its over-allotment option, at $10.00 per unit, generating proceeds of approximately $230.0 million and incurring offering costs of approximately $12.7 million, inclusive of $8.1 million in deferred underwriting commissions. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole warrant may be exercised for one share of Class A common stock at a price of $11.50 per share. Certain members of our management and members of the Board of Directors are members of the sponsor of TGR. TGR was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Under the terms of TGR’s governing documents, TGR has 15 months (or up to 21 months under certain circumstances) from the closing of the TGR IPO to complete the Business Combination.

In connection with the closing of the TGR IPO, TGR completed the sale of 14.1 million private placement warrants (the “private placement warrants”) to TGR Sponsor for a purchase price of $1.00 per private placement warrant, generating gross proceeds of $14.1 million. Each private placement warrant is exercisable to purchase for $11.50 one share of TGR Class A common stock.

In May 2021, prior to the TGR IPO, TGR Sponsor paid $25,000 in exchange for the issuance of (i) 5,750,100 shares of TGR’s Class B common stock, par value $0.0001 per share (the “TGR Class B common stock”), and (ii) 2,500 shares of TGR’s Class A common stock, par value $0.0001 (the “TGR Class A common stock, for an aggregate purchase price of $25,000. Additionally, in May 2021, TGR paid $25,000 to Kimbell Tiger Operating Company (“TGR Opco”) in exchange for the issuance of 2,500 Class A units of TGR Opco. Also in May 2021, TGR Sponsor received 100 Class A units of TGR Opco in exchange for $1,000 and 5,750,000 Class B units of TGR Opco. The shares of TGR Class B common stock and corresponding number of Class B units of TGR Opco (or the Class A units of TGR Opco into which such Class B units will convert) are collectively referred to as the “Founders Shares.” The Founders Shares will be exchangeable for shares of TGR Class A common stock upon completion of the Business Combination on a one-for-one basis, subject to certain adjustments. Class A units and Class B units of TGR Opco are substantially similar, other than certain distribution rights, and are entitled to vote together as a single class on all matters submitted for stockholder vote.

In determining the accounting treatment of the Partnership’s equity interest in TGR, management concluded that TGR is a variable interest entity (“VIE”) as defined by Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. TGR Sponsor is the primary beneficiary of TGR as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from TGR, as well as the power to direct a majority of the activities that significantly impact TGR’s economic performance, including identification of a target for its Business Combination. As such, TGR is fully consolidated into the Partnership’s financial statements.

As of March 31, 2022, the Partnership owned approximately 20% of the common stock of TGR and the net loss and net assets of TGR were consolidated with the Partnership’s financial statements. The remaining approximately 80% of the consolidated net loss and net assets of TGR, representing the percentage of economic interest in TGR held by public shareholders of TGR through their ownership of TGR common stock, were allocated to redeemable non-controlling interest. All transactions between TGR and TGR Sponsor, as well as related financial statement impacts, eliminate in consolidation.

Quarterly Distributions

Each holder of KRP’s Class B units has paid five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution”) in exchange for Class B units. Each holder of KRP’s Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution. On May 6, 2022, we paid a quarterly cash distribution to each Class B unitholder, resulting in a total quarterly distribution of $8,211 for the quarter ended March 31, 2022.

On April 22, 2022, the Board of Directors declared a quarterly cash distribution of $0.47 per common units representing limited partner interests in the Partnership (“common units”) for the quarter ended March 31, 2022. The distribution was paid on May 9, 2022 to common unitholders and OpCo common unitholders of record as of the close of business on May 2, 2022.

Business Environment

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

COVID-19 remains a global health crisis and there continues to be considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread. Despite improvements in global economic activity levels and higher energy demand compared to 2021, the impacts of COVID-19 continue to be unpredictable, including the impacts of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. The Partnership is unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact the Partnership’s business, results of operations, financial condition or cash flows. Commodity prices have risen from 2021; however, further negative impacts from COVID-19 may require the Partnership to adjust its business plan.

The ultimate impacts of COVID-19 and the volatility in the oil and natural gas markets on the Partnership’s business, cash flows, liquidity, financial condition and results of operations remain dependent on a number of factors, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of OPEC, Russia and other crude oil producing nations to manage the global crude oil supply, additional actions by businesses and governments in response to the pandemic, the economic downturn and the decrease in crude oil demand, the speed and effectiveness of responses to combat the virus and the time necessary to balance crude oil supply and demand to restore crude oil pricing. Although prices have recovered, the ongoing impact of COVID-19 on our business, employees and operations, including supply chain concerns, among others still continues to affect our industry. For additional discussion regarding the risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in Part I, Item 1A. Risk Factors in our 2021 Form 10-K.

Russia / Ukraine Conflict

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices.

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. As noted above, the supply and demand imbalance resulting from the COVID-19 outbreak and various OPEC announcements, the winter storms experienced in parts of the United States in February 2021 and the current conflict between Russia and Ukraine have created increased volatility in oil and natural gas prices. The table below demonstrates such volatility for the periods presented as reported by the United States Energy Information Administration (“EIA”).

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	High	Low	High	Low
Oil ($/Bbl)	$123.64	$75.99	$66.08	$47.47
Natural gas ($/MMBtu)	$6.70	$3.73	$23.86	$2.45

On April 29, 2022, the West Texas Intermediate posted price for crude oil was $104.59 per Bbl and the Henry Hub spot market price of natural gas was $6.84 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended March 31,
	2022	2021
Oil ($/Bbl)	$95.18	$58.09
Natural gas ($/MMBtu)	$4.67	$3.50

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased significantly to 657 active land rigs at March 31, 2022 compared to 416 active land rigs at March 31, 2021. The 657 active land rigs at March 31, 2022 increased by 15.3% from 570 active land rigs at December 31, 2021. The increase in rig count is primarily attributable to an uptake in the oil and natural gas market as a result of improved oil and natural gas prices and overall supply shortages.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	March 31,
Basin or Producing Region	2022	2021
Permian Basin	32	23
Mid‑Continent	14	7
Haynesville	13	11
Appalachia	2	2
Bakken	5	2
Eagle Ford	6	3
Other	1	1
Total	73	49

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended March 31,
	2022	2021
Royalty income
Oil sales	51%	47%
Natural gas sales	35%	41%
NGL sales	13%	11%
Lease bonus and other income	1%	1%
	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through March 2024, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, impairment of oil and natural gas properties, non cash unit based compensation, unrealized gains and losses on derivative instruments, cash distribution from affiliate, equity income in affiliate, interest income and non-recurring general and administrative expenses incurred relating to the TGR IPO. Adjusted EBITDA is not a measure of net income (loss) as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

The tables below present a reconciliation of Adjusted EBITDA and cash available for distribution on common units to net income and net cash provided by operating activities, our most directly comparable GAAP financial measures, for the periods indicated (unaudited).

	Three Months Ended March 31,
	2022	2021
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$8,407,244	$537,194
Depreciation and depletion expense	10,759,164	7,911,148
Interest expense	2,877,855	2,095,098
Cash distribution from affiliate	385,326	216,738
Provision for income taxes	271,799	—
EBITDA	22,701,388	10,760,178
Unit-based compensation	2,194,342	2,692,494
Loss on derivative instruments, net of settlements	18,680,995	12,674,172
Cash distribution from affiliate	42,544	55,039
Equity income in affiliate	(249,408)	(185,080)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(101,386)	—
Non-recurring general and administrative expenses	660,671	—
Consolidated Adjusted EBITDA	43,929,146	25,996,803
Adjusted EBITDA attributable to noncontrolling interest	(5,531,750)	(8,921,730)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	38,397,396	17,075,073
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	1,958,779	1,099,087
Cash distributions on Series A preferred units	—	632,184
Restricted units repurchased for tax withholding	—	606,625
Distributions on Class B units	17,610	20,780
Cash available for distribution on common units	$36,421,007	$14,716,397

	Three Months Ended March 31,
	2022	2021
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$36,032,473	$15,480,993
Interest expense	2,877,855	2,095,098
Provision for income taxes	271,799	—
Amortization of right-of-use assets	(78,025)	(71,785)
Amortization of loan origination costs	(442,399)	(371,487)
Equity income in affiliate	249,408	185,080
Unit-based compensation	(2,194,342)	(2,692,494)
Loss on derivative instruments, net of settlements	(18,680,995)	(12,674,172)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	6,409,027	7,215,335
Accounts receivable and other current assets	(730,660)	583,862
Accounts payable	(1,082,653)	(153,681)
Other current liabilities	(463,173)	1,092,287
Operating lease liabilities	79,246	71,142
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	101,386	—
Other assets and liabilities	352,441	—
EBITDA	22,701,388	10,760,178
Add:
Unit-based compensation	2,194,342	2,692,494
Loss on derivative instruments, net of settlements	18,680,995	12,674,172
Cash distribution from affiliate	42,544	55,039
Equity income in affiliate	(249,408)	(185,080)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	(101,386)	—
Non-recurring general and administrative expenses	660,671	—
Consolidated Adjusted EBITDA	43,929,146	25,996,803
Adjusted EBITDA attributable to noncontrolling interest	(5,531,750)	(8,921,730)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	38,397,396	17,075,073
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	1,958,779	1,099,087
Cash distributions on Series A preferred units	—	632,184
Restricted units repurchased for tax withholding	—	606,625
Distributions on Class B units	17,610	20,780
Cash available for distribution on common units	$36,421,007	$14,716,397

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three months ended March 31, 2022 and 2021 include the acquisition of all of the equity interests in certain subsidiaries owned by Caritas Royalty Fund LLC and certain of its affiliates (the “Cornerstone Acquisition”).

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

Impairment of Oil and Natural Gas Properties

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience significant downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and natural gas prices increase the cost center ceiling applicable to the subsequent period. We did not record an impairment on our oil and natural gas properties for the three months ended March 31, 2022 and 2021.

Because we do not intend to book PUD reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended March 31,
	2022	2021
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$65,083,903	$36,368,510
Lease bonus and other income	654,130	186,308
Loss on commodity derivative instruments, net	(31,983,520)	(14,135,728)
Total revenues	33,754,513	22,419,090
Costs and expenses
Production and ad valorem taxes	4,020,911	2,431,830
Depreciation and depletion expense	10,759,164	7,911,148
Marketing and other deductions	3,508,066	3,295,286
General and administrative expenses	6,589,259	6,796,385
Consolidated variable interest entities related:
General and administrative expense	739,459	—
Total costs and expenses	25,616,859	20,434,649
Operating income	8,137,654	1,984,441
Other income (expense)
Equity income in affiliate	249,408	185,080
Interest expense	(2,877,855)	(2,095,098)
Other income	3,068,450	462,771
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	101,386	—
Net income before income taxes	8,679,043	537,194
Provision for income taxes	271,799	—
Net income	8,407,244	537,194
Distribution and accretion on Series A preferred units	—	(1,577,968)
Net (income) loss and distributions and accretion on Series A preferred units attributable to noncontrolling interests in OpCo	(1,058,677)	357,179
Distribution on Class B units	(17,610)	(20,780)
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP	$7,330,957	$(704,375)
Production Data:
Oil (Bbls)	392,361	319,649
Natural gas (Mcf)	4,835,849	4,500,314
Natural gas liquids (Bbls)	204,425	165,189
Combined volumes (Boe) (6:1)	1,402,761	1,234,890

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Oil, Natural Gas and NGL Revenues

For the three months ended March 31, 2022, our oil, natural gas and NGL revenues were $65.1 million, an increase of $28.7 million from $36.4 million for the three months ended March 31, 2021. The increase in oil, natural gas and NGL revenues was directly related to the increase in the average prices we received for oil, natural gas and NGL production for the three months ended March 31, 2022 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 1,402,761 Boe or 14,482 Boe/d, for the three months ended March 31, 2022, an increase of 167,871 Boe or 761 Boe/d, from 1,234,890 Boe or 13,721 Boe/d, for the three months ended March 31, 2021. The increase in production for the three months ended March 31, 2022 from March 30, 2021 was primarily attributable to production associated with the assets located in the Haynesville, Mid-Continent, Bakken and Rockies basins, partially offset by a reduction in production in the Permian basin.

Our operators received an average of $86.08 per Bbl of oil, $4.76 per Mcf of natural gas and $40.57 per Bbl of NGL for the volumes sold during the three months ended March 31, 2022 compared to $54.52 per Bbl of oil, $3.31 per Mcf of natural gas and $24.45 per Bbl of NGL for the volumes sold during the three months ended March 31, 2021. These average prices received during the three months ended March 31, 2022 increased 57.9% or $31.56 per Bbl of oil and 43.8% or $1.45 per Mcf of natural gas as compared to the three months ended March 31, 2021. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increases of 63.8% or $37.09 per Bbl of oil and 33.4% or $1.17 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $0.7 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021. The increase in lease bonus and other income is primarily related to an increase in operators’ leasing activity on our acreage, primarily in the Permian Basin, as a result of the increase in oil and natural gas prices.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended March 31, 2022 included $22.5 million of mark-to-market losses and $9.5 million of losses on the settlement of commodity derivative instruments compared to $13.2 million of mark-to-market losses and $1.0 million of losses on the settlement of commodity derivative instruments for the three months ended March 31, 2021. We recorded a mark-to-market loss for the three months ended March 31, 2022 as a result of the increase in the strip pricing of oil and natural gas from the three months ended December 31, 2021 to the three months ended March 31, 2022. We recorded a mark-to-market loss for the three months ended March 31, 2021 as a result of the increase in the strip pricing of oil and natural gas from the three months ended December 31, 2020 to the three months ended March 31, 2021.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended March 31, 2022 were $4.0 million, an increase of $1.6 million from $2.4 million for the three months ended March 31, 2021. The increase in production and ad valorem taxes was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the three months ended March 31, 2022 and the Cornerstone Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended March 31, 2022 was $10.8 million, an increase of $2.9 million from $7.9 million for the three months ended March 31, 2021. The increase in depreciation and depletion expense was due to Cornerstone Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $7.41 for the three months ended March 31, 2022, an increase of $1.19 per barrel from the $6.22 average depletion rate per barrel for the three months ended March 31, 2021.  The increase in the depletion rate was due to the Cornerstone Acquisition that was closed in December 2021 which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended March 31, 2022 were $3.5 million, an increase of $0.2 million from $3.3 million for the three months ended March 31, 2021.  The increase in marketing and other deductions was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the three months ended March 31, 2022 and the Cornerstone Acquisition.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $7.3 million, an increase of $0.5 million from $6.8 million for the three months ended March 31, 2021. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to $0.7 million of general and administrative expenses incurred by TGR, partially offset by a $0.5 million decrease in unit-based compensation expense.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $2.9 million compared to $2.1 million for the three months ended March 31, 2021. The increase in interest expense was primarily due to debt incurred in 2021 to fund the redemption of the Series A preferred units.

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

In light of the unprecedented global economic impact resulting from the COVID-19 pandemic, the related impact to the United States oil and natural gas markets and the potential for further curtailments of production, the Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the first quarter of 2022 for the repayment of $10.4 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the first quarter of 2022. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our first quarter 2022 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Cash Flow Data:
Net cash provided by operating activities	$36,032,473	$15,480,993
Net cash used in investing activities	(237,311,341)	(811,651)
Net cash provided by (used in) financing activities	207,768,223	(16,349,984)
Net increase (decrease) in cash and cash equivalents	$6,489,355	$(1,680,642)

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2022 were $36.0 million, an increase of $20.5 million compared to $15.5 million for the three months ended March 31, 2021. The increase in cash flows provided by operating activities was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the three months ended March 31, 2022.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2022 were $237.3 million compared to $0.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, cash flows used in investing activities include $236.9 million of investments held in marketable securities related to TGR and $0.4 million used to fund costs associated with the Cornerstone Acquisition. For the three months ended March 31, 2021, we used $0.5 million primarily to fund the acquisition of assets from Nail Bay Royalties, LLC and Oil Nut Bay Royalties, LP and $0.4 million primarily to fund the renovation of office, partially offset by a $0.05 million cash distribution received in connection with a joint venture with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP during the period.

Financing Activities

Cash flows provided by financing activities were $207.8 million for the three months ended March 31, 2022 compared to $16.3 million of cash flows used in financing activities for the three months ended March 31, 2021. Cash flows provided by financing activities for the three months ended March 31, 2022 consists of $227.6 million in proceeds from the initial public offering of TGR and $19.1 million of additional borrowings under our secured revolving credit facility, partially offset by $24.0 million of distributions paid to holders of common units and common units of the Operating Company (“OpCo common units”), $9.7 million used to repay borrowings under out secured revolving credit facility, $3.3 million of restricted units repurchased for tax withholding, $0.9 million used to pay underwriting commissions related to the equity offering of TGR, $0.5 million paid in connection with the redemption of Class B units, $0.3 paid in connection with fees related to our 2021 equity offering and $0.2 million .payment of loan origination costs.

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

The Second Credit Agreement Amendment increased aggregate commitments under the 2018 Amended Credit Agreement from $225.0 million to $265.0 million providing for maximum availability of $265.0 million. The Amended Credit Agreement permits aggregate commitments under the secured revolving credit facility to be increased up to $500.0 million, subject to the limitations of our borrowing base and satisfaction of certain conditions, including the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders and the borrowing base. In connection with our entry into the Second Credit Agreement Amendment, the borrowing base was set at $265.0 million. The borrowing base will be redetermined semiannually on May 1 and November 1 of each year, beginning May 1, 2021, based on the value of our oil and natural gas properties and the oil and natural gas properties of our wholly owned subsidiaries. In connection with the November 1, 2021 redetermination under the secured revolving credit facility, the borrowing base was increased to $275.0 million. The May borrowing base redetermination is currently being conducted and is expected to be finalized by the end of May 2022.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units and OpCo common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as more fully defined in the secured revolving credit facility) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of March 31, 2022, we had outstanding borrowings of $226.5 million under the secured revolving credit facility and $48.5 million of available capacity. On April 29, 2022 we drew down $17.1 million on the senior secured revolving credit facility to fund certain operational expenses.

The 1-week and 2-month U.S. dollar LIBOR settings ceased to be published after December 31, 2021 and the U.K. Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR rates for the remaining U.S. dollar settings after June 30, 2023. Our secured revolving credit facility has the option of using the 1-month, 3-month or 6-month LIBOR setting and includes provisions to determine a replacement rate for LIBOR if necessary during its term, based on the secured overnight financing rate published by the Federal Reserve Bank of New York. We currently do not expect the transition from LIBOR to have a material impact on us.

For additional information on our secured revolving credit facility, please read Note 8―Long-Term Debt to the unaudited interim consolidated financial statements included in this Quarterly Report.

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes. Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. We expect that substantially all of our first quarter 2022 distribution will not constitute taxable dividend income and instead will generally result in a non-taxable reduction to the tax basis of unitholders’

common units. The reduced tax basis will increase unitholders’ capital gain (or decrease unitholders’ capital loss) when unitholders sell their common units.

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

New and Revised Financial Accounting Standards

The effects of new accounting pronouncements are discussed in Note 2—Summary of Significant Accounting Policies to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies and Related Estimates

Other than those noted below related to TGR, there have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2021 Form 10-K.

Consolidation

We analyze whether we have a variable interest in an entity and whether that entity is a VIE to determine whether we are required to consolidate those entities. We perform the variable interest analysis for all entities in which we have a potential variable interest, which primarily consist of all entities in which we serve as the sponsor, general partner or managing member, and general partner entities not wholly owned by us. If we have a variable interest in the entity and the entity is a VIE, we will also analyze whether we are the primary beneficiary of this entity and whether consolidation is required.

In evaluating whether we have a variable interest in the entity, we review the equity ownership and the extent to which we absorb the risk created and distributed by the entity, as well as whether the fees charged to the entity are customary and commensurate with the level of effort required to provide services. Fees received by us are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) our other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. Evaluation of these criteria requires judgment.

For entities determined to be VIEs, we must then evaluate whether we are the primary beneficiary of such VIEs. To make this determination, we evaluate our economic interests in the entity, specifically determining if we have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (the “benefits”). When making the determination on whether the benefits received from an entity are significant, we consider the total economics of the entity, and analyze whether our share of the economics is significant. We utilize qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

VIEs for which we are the primary beneficiary have been included in our consolidated financial statements. The portion of the consolidated subsidiaries owned by third parties and any related activity is eliminated through non-

controlling interests in the consolidated balance sheets and income (loss) attributable to non-controlling interests in the consolidated statements of operations.

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represent an actively-traded money market fund of TGR, a consolidated special purpose acquisition company, which investments are invested in U.S. Treasury securities purchased with funds raised through the TGR IPO. Investments held in trust are classified as trading securities and are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in other income (expense)—interest income on the accompanying unaudited interim consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using quoted prices in an active market and therefore are classified in Level 1 of the fair value hierarchy, as described in Note 5— Fair Value Measurements.

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the shares of TGR Class A common stock sold in the TGR IPO that are redeemable for cash by the public shareholders in the event of TGR’s failure to complete the Business Combination or a tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount was accreted to its full redemption value at March 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2021 Form 10-K. As of March 31, 2022, we did not have any off-balance sheet arrangements. See Note 7—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Because we have not designated any of our derivative contracts as hedges for accounting purposes, changes in fair values of our derivative contracts will be recognized as gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on future prices as of period-end compared to the contract price. See

Note 4—Derivatives to the unaudited interim consolidated financial statements in Item 1 of this Quarterly Report for additional information regarding our commodity derivatives.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2022, we had four counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of March 31, 2022, we had total borrowings outstanding under our secured revolving credit facility of $226.5 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $2.3 million annually, assuming that our indebtedness remained constant throughout the year.

On January 27, 2021, we entered into an interest rate swap with Citibank, which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility (which represented approximately 66% of our outstanding balance as of March 31, 2022), at approximately 3.9% for the period ending on January 29, 2024. We use an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of our secured revolving credit facility from a floating to a fixed rate. For the three months ended March 31, 2022, we recognized a $3.7 million gain on interest rate swaps which is included in other income in the accompanying unaudited interim consolidated statements of operations.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2021 through March 31, 2022. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, higher commodity prices, which could result in lower revenues, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Partnership’s legal proceedings, see Note 14—Commitments and Contingencies to the unaudited interim consolidated financial statements included in Part I of this Quarterly Report and incorporated by reference herein.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this Quarterly Report, included in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks set out under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2021 Form 10-K. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of the current pandemic and the volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks. Further, these risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2022, we issued 9,357,919 common units to PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC (the PEP Entities”) in exchange for 9,357,919 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018 (the “Exchange Agreement”), by and among the PEP Entities, us, the General Partner, the Operating Company and the other holders of OpCo Common Units and Class B Units from time to time party thereto.

On April 22, 2022, we issued 42,081 common units to PEP II Holdings, LLC in exchange for 42,081 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement.

The issuance of each of the foregoing securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act.

Period	Total Number of Common Units Purchased(1)	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Common Units That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2022 - January 31, 2022	—	$—	—	—
February 1, 2022 - February 28, 2022	991	$14.47	—	—
March 1, 2022 - March 31, 2022	192,613	$16.11	—	—
(1)	All of the common units shown above were withheld during the three months ended March 31, 2022 to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted units. The required withholding is calculated using the closing sales price per common unit reported by the New York Stock Exchange on the date prior to the applicable vesting date.
(2)	We did not have at any time during the quarter ended March 31, 2022, and currently do not have, a common unit repurchase program in place.

Item 6. Exhibits

Exhibit Number		Description
3.1	—

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: May 10, 2022	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: May 10, 2022	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer