Form 10-Q
period 2022-06-30
Kimbell Royalty Partners, LP
filed 2022-08-04
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 OR

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

As of July 29, 2022, the registrant had outstanding 57,331,833 common units representing limited partner interests and 8,211,579 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$13,317,833	$7,052,414
Oil, natural gas and NGL receivables	53,595,514	35,147,145
Derivative assets	2,040,558	166,307
Accounts receivable and other current assets	2,145,474	3,051,593
Total current assets	71,099,379	45,417,459
Property and equipment, net	1,233,673	1,888,247
Investment in affiliate (equity method)	1,137,528	4,738,822
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($65,876,690 and $153,284,173 excluded from depletion at June 30, 2022 and December 31, 2021, respectively)	1,204,839,460	1,204,395,484
Less: accumulated depreciation, depletion and impairment	(684,968,794)	(663,603,142)
Total oil and natural gas properties, net	519,870,666	540,792,342
Right-of-use assets, net	2,687,699	2,844,997
Derivative assets	1,300,119	1,590,501
Loan origination costs, net	3,747,965	4,214,484
Assets of consolidated variable interest entities:
Cash	786,721	—
Investments held in trust	237,224,522	—
Prepaid expenses	336,769	—
Total assets	$839,425,041	$601,486,852

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,552,991	$811,019
Other current liabilities	5,178,531	3,319,495
Derivative liabilities	36,191,134	24,190,678
Total current liabilities	42,922,656	28,321,192
Operating lease liabilities, excluding current portion	2,401,557	2,561,274
Derivative liabilities	5,891,186	4,190,776
Long-term debt	216,115,911	217,115,911
Other liabilities	385,417	447,918
Liabilities of consolidated variable interest entities:
Accounts payable	281	—
Other current liabilities	435,739	—
Deferred underwriting commissions	8,050,000	—
Total liabilities	276,202,747	252,637,071
Commitments and contingencies (Note 15)
Mezzanine equity:
Redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	236,900,000	—
Kimbell Royalty Partners, LP unitholders' equity:
Common units (57,331,833 units and 47,162,773 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	475,269,981	328,717,841
Class B units (8,211,579 and 17,611,579 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	410,579	880,579
Total Kimbell Royalty Partners, LP unitholders' equity	475,680,560	329,598,420
Noncontrolling (deficit) interest in OpCo	(149,358,266)	19,251,361
Total equity	326,322,294	348,849,781
Total liabilities, mezzanine equity and unitholders' equity	$839,425,041	$601,486,852

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Oil, natural gas and NGL revenues	$78,591,469	$38,837,751	$143,675,372	$75,206,261
Lease bonus and other income	1,213,322	1,104,225	1,867,452	1,290,533
Loss on commodity derivative instruments, net	(7,094,127)	(14,217,186)	(39,077,647)	(28,352,914)
Total revenues	72,710,664	25,724,790	106,465,177	48,143,880
Costs and expenses
Production and ad valorem taxes	5,002,794	2,564,401	9,023,705	4,996,231
Depreciation and depletion expense	11,273,960	8,336,764	22,033,124	16,247,912
Marketing and other deductions	4,063,004	2,551,222	7,571,070	5,846,508
General and administrative expense	7,866,176	6,684,830	14,455,435	13,481,215
Consolidated variable interest entities related:
General and administrative expense	590,500	—	1,329,959	—
Total costs and expenses	28,796,434	20,137,217	54,413,293	40,571,866
Operating income	43,914,230	5,587,573	52,051,884	7,572,014
Other income (expense)
Equity income in affiliate	3,385,325	273,542	3,634,733	458,622
Interest expense	(3,323,290)	(2,101,700)	(6,201,145)	(4,196,798)
Other income (expense)	898,207	(48,816)	3,966,657	413,955
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	223,135	—	324,521	—
Net income before income taxes	45,097,607	3,710,599	53,776,650	4,247,793
Income tax expense	1,803,441	—	2,075,240	—
Net income	43,294,166	3,710,599	51,701,410	4,247,793
Distribution and accretion on Series A preferred units	—	(1,577,968)	—	(3,155,936)
Net income and distributions and accretion on Series A preferred units attributable to noncontrolling interests in OpCo	(5,424,092)	(620,523)	(6,482,769)	(263,344)
Distribution on Class B units	(8,211)	(20,780)	(25,821)	(41,560)
Net income attributable to common units of Kimbell Royalty Partners, LP	$37,861,863	$1,491,328	$45,192,820	$786,953

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.66	$0.04	$0.54	$0.02
Diluted	$0.55	$0.04	$0.42	$0.02
Weighted average number of common units outstanding
Basic	55,424,930	39,312,388	50,710,073	38,507,401
Diluted	65,543,669	41,124,489	65,323,279	40,196,053

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2022
					Noncontrolling	Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Interest in TGR	Total
Balance at January 1, 2022	47,162,773	$328,717,841	17,611,579	$880,579	$19,251,361	$—	$348,849,781
Costs associated with equity offering	—	(325,508)	—	—	—	—	(325,508)
Conversion of Class B units to common units	9,357,919	161,424,103	(9,357,919)	(467,896)	(161,424,103)	—	(467,896)
Restricted units repurchased for tax withholding	(193,604)	(3,344,828)	—	—	—	—	(3,344,828)
Unit-based compensation	963,835	2,194,342	—	—	—	—	2,194,342
Distributions to unitholders	—	(17,450,226)	—	—	(6,516,284)	—	(23,966,510)
Distribution on Class B units	—	(17,610)	—	—	—	—	(17,610)
Proceeds from issuance of TGR public warrants	—	—	—	—	—	11,500,000	11,500,000
Accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	—	(16,325,799)	—	—	(2,351,988)	(11,500,000)	(30,177,787)
Net income	—	7,348,567	—	—	1,058,677	—	8,407,244
Balance at March 31, 2022	57,290,923	462,220,882	8,253,660	412,683	(149,982,337)	—	312,651,228
Conversion of Class B units to common units	42,081	722,952	(42,081)	(2,104)	(722,952)	—	(2,104)
Forfeitures of restricted units	(1,171)	(19,813)	—	—	—	—	(19,813)
Unit-based compensation	—	2,949,491	—	—	—	—	2,949,491
Distributions to unitholders	—	(26,945,962)	—	—	(3,859,442)	—	(30,805,404)
Distribution on Class B units	—	(8,211)	—	—	—	—	(8,211)
Accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	—	(1,519,432)	—	—	(217,627)	—	(1,737,059)
Net income	—	37,870,074	—	—	5,424,092	—	43,294,166
Balance at June 30, 2022	57,331,833	$475,269,981	8,211,579	$410,579	$(149,358,266)	$—	$326,322,294

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY — (Continued)

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

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,701,410	$4,247,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	22,033,124	16,247,912
Amortization of right-of-use assets	157,298	145,701
Amortization of loan origination costs	901,660	753,484
Equity income in affiliate	(3,634,733)	(458,622)
Cash distribution from affiliate	3,770,651	490,280
Forfeiture of restricted units	(19,813)	—
Unit-based compensation	5,143,833	5,436,411
Loss on derivative instruments, net of settlements	12,116,997	23,717,554
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(18,448,369)	(6,165,387)
Accounts receivable and other current assets	906,119	(576,667)
Accounts payable	741,972	139,620
Other current liabilities	1,859,036	134,911
Operating lease liabilities	(159,717)	(152,876)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(324,521)	—
Other assets and liabilities	(289,307)	—
Net cash provided by operating activities	76,455,640	43,960,114
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(75,398)	(693,114)
Purchase of oil and natural gas properties	(443,977)	(515,582)
Cash distribution from affiliate	3,465,376	185,603
Consolidated variable interest entities related:
Investments in marketable securities	(236,900,000)	—
Net cash used in investing activities	(233,953,999)	(1,023,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Costs associated with equity offering	(325,508)	—
Redemption of Class B contributions on converted units	(470,000)	(158,410)
Distributions to common unitholders	(44,396,188)	(18,126,584)
Distribution to OpCo unitholders	(10,375,726)	(9,558,702)
Distribution and accretion on Series A preferred units	—	(1,925,006)
Distribution on Class B units	(25,821)	(41,560)
Borrowings on long-term debt	36,200,000	4,484,089
Repayments on long-term debt	(37,200,000)	(13,100,000)
Payment of loan origination costs	(435,142)	(210,938)
Restricted units repurchased for tax withholding	(3,344,828)	(1,144,264)
Consolidated variable interest entities related:
Proceeds from initial public offering of Kimbell Tiger Operating Company	227,585,000	—
Payment of underwriting commissions with equity offering of Kimbell Tiger Operating Company, net of adjustments	(2,661,288)	—
Net cash provided by (used in) financing activities	164,550,499	(39,781,375)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,052,140	3,155,646
CASH AND CASH EQUIVALENTS, beginning of period	7,052,414	9,804,977
CASH AND CASH EQUIVALENTS, end of period	$14,104,554	$12,960,623
Supplemental cash flow information:
Cash paid for interest	$5,032,259	$3,434,483
Cash paid for taxes	$2,043,374	$—
Non-cash investing and financing activities:
Noncash deemed distribution to Series A preferred units	$—	$1,230,930
Recognition of tenant improvement asset	$62,501	$—
Consolidated variable interest entities related:
Deferred underwriting commissions	$8,050,000	$—

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Cash Held at Consolidated Variable Interest Entities to the Consolidated Statements of Cash Flows
Cash and cash equivalents	$13,317,833	$12,960,623
Cash held at consolidated variable interest entities	786,721	—
	$14,104,554	$12,960,623

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

On February 8, 2022, the Partnership announced the $230 million initial public offering of its special purpose acquisition company, Kimbell Tiger Acquisition Corporation (NYSE: TGR).

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

TGR Sponsor and TGR have been consolidated in the financial statements of the Partnership beginning in the year ended December 31, 2021. This resulted in the consolidation of $238.3 million of assets, $8.5 million of liabilities, $236.9 million of redeemable noncontrolling interests and $17.8 million of common equity and $2.6 million of noncontrolling interests related to TGR and TGR Sponsor as of June 30, 2022. Further details on the impacts of the consolidation of TGR and TGR Sponsor can be found in Note 3.

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

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

Coronavirus (“COVID-19”) remains a global health crisis and there continues to be considerable uncertainty regarding the ultimate impact of COVID-19 and its variants. Despite improvements in global economic activity levels and higher energy demand compared to 2021, the impacts of COVID-19 continue to be unpredictable, including the impacts of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. The Partnership is unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact the Partnership’s business, results of operations, financial condition or cash flows. Commodity prices have risen from 2021; however, further negative impacts from COVID-19 may require the Partnership to adjust its business plan.

The ultimate impact of COVID-19 and the volatility in the oil and natural gas markets on the Partnership’s business, cash flows, liquidity, financial condition and results of operations remain dependent on a number of factors, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of the Organization of Petroleum Exporting Countries, Russia and other crude oil producing nations to manage the global crude oil supply, additional actions by businesses and governments in response to the pandemic, the economic downturn and the decrease in crude oil demand, the speed and effectiveness of responses to combat the virus and the time necessary to balance crude oil supply and demand to restore crude oil pricing. Although prices have recovered, the ongoing impact of COVID-19 on our business, employees and operations, including supply chain concerns, among others still continues to affect our industry.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2021 Form 10-K, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three and six months ended June 30, 2022.

Consolidation

The Partnership analyzes whether it has a variable interest in an entity and whether that entity is a variable interest entity (“VIE”) to determine whether it is required to consolidate those entities. The Partnership performs the variable interest analysis for all entities in which it has a potential variable interest, which primarily consist of all entities with respect to which the Partnership serves as the sponsor, general partner or managing member, and general partner entities not wholly owned by the Partnership. If the Partnership has a variable interest in the entity and the entity is a VIE, it will also analyze whether the Partnership is the primary beneficiary of this entity and whether consolidation is required.

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

VIEs of which the Partnership is the primary beneficiary have been included in the Partnership’s consolidated financial statements. The portion of the consolidated subsidiaries owned by third parties and any related activity is eliminated through non-controlling interests in the consolidated balance sheets and income (loss) attributable to non-controlling interests in the consolidated statements of operations.

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represent funds raised by TGR, a consolidated special purpose acquisition company, through the TGR IPO (as defined in Note 3). These funds are held in an actively-traded money market fund, which invests in U.S. Treasury securities. Investments held in trust are classified as trading securities and are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in other income (expense)—interest earned on marketable securities in trust account on the accompanying unaudited interim consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using quoted prices in an active market and therefore are classified in Level 1 of the fair value hierarchy, as described in Note 5— Fair Value Measurements.

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the shares of TGR Class A common stock (as defined in Note 3) sold in the TGR IPO that are redeemable for cash by the public TGR shareholders concurrently with TGR’s initial business combination or in the event of TGR’s failure to complete a business combination or a tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount was accreted to its full redemption value at June 30, 2022.

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

Joint Venture

On June 19, 2019, the Partnership entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, a related party. The Partnership’s ownership in the Joint Venture was 49.3%. On April 29, 2022, the Joint Venture completed the sale of the majority of its royalty, mineral and overriding interests and similar non-cost bearing interests in oil and gas properties for a total purchase price of $14.8 million. Net proceeds distributed to the Partnership were $6.4 million, which were then used to repay debt on the Partnership’s secured revolving credit facility.

Special Purpose Acquisition Company

On July 29, 2021, TGR, the Partnership’s special purpose acquisition company and subsidiary, filed a registration statement on Form S-1 with the SEC. On February 8, 2022, TGR consummated its initial public offering (the “TGR IPO”) of 23,000,000 units (each a “unit” and, collectively, the “units”), including 3,000,000 additional units issued pursuant to the underwriter’s exercise in full of its over-allotment option, at $10.00 per unit, generating proceeds of approximately $230,000,000 and incurring offering costs of approximately $12,650,000, inclusive of $8,050,000 in deferred underwriting commissions. Each unit consists of one share of Class A common stock, par value $0.0001 (the “TGR Class A common stock”), and one-half of one redeemable warrant. Each whole warrant may be exercised for one share of Class A common stock at a price of $11.50 per share. Certain members of our management and members of the Board of Directors are members of the sponsor of TGR, TGR Sponsor. TGR was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Under the terms of TGR’s governing documents, TGR has until May 8, 2023 (15 months from the closing of the TGR IPO) to complete the Business Combination, subject to TGR Sponsor’s option to extend such deadline by three months up to two times.

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

In addition, TGR incurred $12.7 million of fees and expenses, of which $8.1 million were deferred underwriting commissions that will become payable to the underwriters solely in the event that TGR completes the Business Combination, which were included in deferred underwriting commissions on the accompanying unaudited interim consolidated balance sheet at June 30, 2022.

In May 2021, prior to TGR’s IPO, TGR Sponsor paid $25,000 in exchange for the issuance of (i) 5,750,100 shares of TGR’s Class B common stock, par value $0.0001 per share (the “TGR Class B common “stock”), and (ii) 2,500 shares of TGR Class A common stock. Additionally, in May 2021, TGR paid $25,000 to Kimbell Tiger Operating Company (“TGR Opco”) in exchange for the issuance of 2,500 Class A units of TGR Opco. Also in May 2021, TGR Sponsor received 100 Class A units of TGR Opco in exchange for $1,000 and 5,750,000 Class B units of TGR Opco. The shares of TGR Class B common stock and corresponding number of Class B units of TGR Opco (or the Class A units of TGR Opco into which such Class B units will convert) are collectively referred to as the “Founders Shares.” The Founders Shares will be exchangeable for shares of TGR Class A common stock upon completion of the Business Combination on a one-for-one basis, subject to certain adjustments. Class A units and Class B units of TGR Opco are substantially similar, other than certain distribution rights, and are entitled to vote together as a single class on all matters submitted for stockholder vote.

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

Proceeds of $236.9 million were deposited in a trust account established for the benefit of TGR’s public unitholders consisting of certain proceeds from the TGR IPO and certain proceeds from the sale of the private placement warrants, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $236.9 million, representing the number of TGR units sold at a redemption value of $10.30 per unit, is required by the underwriting agreement to be maintained in the trust account. The proceeds held in the trust account are only permitted to be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act that invest only in direct U.S. government treasury obligations. In connection with the trust account, the Partnership reported investments held in trust of $237.2 million on the accompanying unaudited interim consolidated balance sheet June 30, 2022.

The public unitholders’ ownership of TGR Class A common stock represents a redeemable non-controlling interest to the Partnership, which is classified outside of permanent unitholders’ equity as the TGR Class A common stock is redeemable at the option of the public unitholders in connection with the Business Combination. The carrying amount of the redeemable non-controlling interest is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable non-controlling interest’s share of TGR’s net income or loss and distributions or (ii) the redemption value. The public unitholders of TGR Class A common stock will be entitled in certain circumstances to redeem their shares of TGR Class A common stock for a pro rata portion of the amount in the trust account at $10.30 per share of TGR Class A common stock held, plus any pro rata interest earned on the funds held in the trust account. As of June 30, 2022, the carrying amount of the redeemable non-controlling interest was recorded at its redemption value of $236.9 million. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized as a deemed dividend and are recorded directly to unitholders’ equity on the accompanying unaudited interim consolidated balance sheets.

If TGR has not completed the Business Combination within such 15-month period (or 18-month or 21-month period, as applicable, if TGR Sponsor exercises its extension options), TGR will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less an amount required to satisfy taxes of TGR and TGR Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Class A units of Opco (other than those held by TGR), which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of TGR’s remaining stockholders and board of directors, dissolve and liquidate, subject in each case to TGR’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to TGR’s warrants, which will expire worthless if TGR fails to complete the Business Combination within such 15-month period (or 18-month or 21-month period, as applicable, if the TGR Sponsor exercises its extension options).

As of June 30, 2022, the Partnership owned approximately 20% of the common stock of TGR and the net loss and net assets of TGR were consolidated with the Partnership’s financial statements. The remaining approximately 80% of the consolidated net loss and net assets of TGR, representing the percentage of economic interest in TGR held by public shareholders of TGR through their ownership of TGR common stock, were allocated to redeemable non-controlling interest. The total assets of TGR are $238.3 million and total liabilities are $8.5 million as of June 30, 2022. The assets of TGR held outside of trust can only be used to settle obligations of TGR and there is no recourse to the Partnership for TGR’s liabilities. All warrants and TGR Class B common stock held by the Partnership are eliminated in consolidation. Also, all transactions between TGR and the Partnership, as well as related financial statement impacts, are eliminated in consolidation.

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

As of June 30, 2022, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of June 30, 2022, these economic hedges constituted approximately 32% of daily oil and natural gas production.

The Partnership’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period, and its natural gas fixed price swap transactions are settled based upon the last scheduled trading day for the first nearby month futures contract corresponding to the relevant contract period. Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month. Changes in the fair values of the Partnership’s commodity derivative instruments are recognized as gains or losses in the current period and are presented on a net basis within revenue in the accompanying unaudited interim consolidated statements of operations.

Interest Rate Swaps

On January 27, 2021, the Partnership entered into an interest rate swap with Citibank, N.A., New York (“Citibank”), which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility. On May 17, 2022, the Partnership entered into a partial termination agreement with Citibank to unwind 50% of the current interest rate swap. The partial termination resulted in a $3.0 million gain, which is included in other income (expense) in the accompanying unaudited interim consolidated statements of operations. Following the partial termination, $75.0 million of the notional balance on our secured revolving credit facility is secured by a fixed interest rate (which represented approximately 35% of our outstanding balance as of June 30, 2022), at approximately 3.9% for the period ending on January 29, 2024. The Partnership uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps are recognized as gains or losses in the current period and are presented on a net basis within other income in the accompanying unaudited interim consolidated statements of operations. As of June 30, 2022, the interest rate swap had a total notional amount of $75.0 million and a fair value of $3.3 million.

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in fair value consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning fair value of derivative instruments	$(45,305,641)	$(18,955,035)	$(26,624,646)	$(6,280,863)
Loss on derivative instruments	(6,195,920)	(14,266,002)	(34,434,335)	(27,938,959)
Net cash paid on settlements of derivative instruments	12,759,918	3,222,620	22,317,338	4,221,405
Ending fair value of derivative instruments	$(38,741,643)	$(29,998,417)	$(38,741,643)	$(29,998,417)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		June 30,	December 31,
Classification	Balance Sheet Location	2022	2021
Assets:
Current assets	Derivative assets	$2,040,558	$166,307
Long-term assets	Derivative assets	1,300,119	1,590,501
Liabilities:
Current liabilities	Derivative liabilities	(36,191,134)	(24,190,678)
Long-term liabilities	Derivative liabilities	(5,891,186)	(4,190,776)
		$(38,741,643)	$(26,624,646)

As of June 30, 2022, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
July 2022 - December 2022	248,584	$44.61	$43.52	$46.00
January 2023 - December 2023	303,411	$59.35	$53.38	$63.00
January 2024 - June 2024	111,020	$79.41	$76.32	$82.40

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
July 2022 - December 2022	3,142,812	$2.50	$2.44	$2.58
January 2023 - December 2023	4,245,899	$2.90	$2.52	$3.28
January 2024 - June 2024	1,632,540	$4.23	$4.15	$4.31

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of June 30, 2022 and December 31, 2021 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2022 and 2021.

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

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
June 30, 2022
Assets
Interest rate swap contracts	$—	$3,340,677	$—	$—	$3,340,677
Investments held in trust	$237,224,522	$—	$—	$—	$237,224,522
Liabilities
Commodity derivative contracts	$—	$(42,082,320)	$—	$—	$(42,082,320)
December 31, 2021
Assets
Interest rate swap contracts	$—	$1,756,808	$—	$—	$1,756,808
Liabilities
Commodity derivative contracts	$—	$(28,381,454)	$—	$—	$(28,381,454)

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	June 30,	December 31,
	2022	2021
Oil and natural gas properties
Proved properties	$1,138,962,770	$1,051,111,311
Unevaluated properties	65,876,690	153,284,173
Less: accumulated depreciation, depletion and impairment	(684,968,794)	(663,603,142)
Total oil and natural gas properties	$519,870,666	$540,792,342

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

After evaluating certain external factors in 2020, the Partnership determined that it did not have reasonable certainty as to the timing of the development of the proved undeveloped (“PUD”) reserves and, therefore did not book PUD reserves in its total estimated proved reserves as of June 30, 2022 or December 31, 2021 and it does not intend to book PUD reserves going forward.

The Partnership did not record an impairment on its oil and natural gas properties for the three or six months ended June 30, 2022 or 2021.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of June 30, 2022 is 6.86 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 6.75% for the six months ended June 30, 2022.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three and six months ended June 30, 2022 and 2021. The total operating lease expense recorded for both the three months ended June 30, 2022 and 2021 was $0.1 million. The total operating lease expense recorded for both the six months ended June 30, 2022 and 2021 was $0.2 million.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

Future minimum lease commitments as of June 30, 2022 were as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$3,443,687	$243,227	$487,787	$488,725	$497,033	$507,648	$1,219,267
Less: Imputed Interest	(728,435)
Total	$2,715,252

NOTE 8—LONG-TERM DEBT

On June 7, 2022, the Partnership entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the Partnership’s existing Credit Agreement, dated as of January 11, 2017 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 12, 2018, and that certain Amendment No. 2 to Credit Agreement, dated as of December 8, 2020, and as otherwise amended or modified prior to such date, the “Credit Agreement” and the Credit Agreement, as amended by the Third Credit Agreement Amendment, the “Amended Credit Agreement”), with certain subsidiaries of the Partnership, as guarantors, the lenders party thereto and Citibank as administrative agent.

The Third Credit Agreement Amendment amended the Credit Agreement to, among other things, (i) increase (1) the aggregate elected commitments under the Amended Credit Agreement’s senior secured revolving credit facility (the “Credit Facility”) and (2) the borrowing base under the Credit Facility, in each case, from $275.0 million to $300.0 million and (ii) effect a transition of the benchmark interest rate from the London interbank offered rate (“LIBOR”) to the secured overnight financing rate (“SOFR”), by replacing the term “LIBOR” with the term “SOFR” for one, three or six month interest periods, plus a fixed credit spread adjustment of 10, 15 and 25 basis points for 1-month, 3-month and 6-month Term SOFR loans (as defined in the Amended Credit Agreement), respectively.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit the Partnership’s ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units representing limited partner interests in the Partnership (“common units”) and common units of the Operating Company (“OpCo common units”), make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring the Partnership to maintain the following financial ratios or to reduce the Partnership’s indebtedness if the Partnership is unable to comply with such ratios: (i) a Debt to EBITDAX Ratio of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control.

During the six months ended June 30, 2022, the Partnership borrowed an additional $36.2 million under the secured revolving credit facility and repaid approximately $37.2 million of the outstanding borrowings. As of June 30, 2022, the Partnership’s outstanding balance was $216.1 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of June 30, 2022.

As of June 30, 2022, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.50% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.50%. For the three and six months ended June 30, 2022, the weighted average interest rate on the Partnership’s outstanding borrowings was 4.75% and 4.43%, respectively.

The 1-week and 2-month U.S. dollar LIBOR settings ceased to be published after December 31, 2021 and the U.K. Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR rates for the remaining U.S. dollar settings after June 30, 2023. In response, the Partnership’s secured revolving credit facility has transitioned to the use of the SOFR published by the Federal Reserve Bank of New York in replacement of LIBOR.

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

As of June 30, 2022 and December 31, 2021, no preferred units remain outstanding.

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of June 30, 2022, the Partnership had a total of 57,331,833 common units issued and outstanding and 8,211,579 Class B units outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2021	47,162,773
Conversion of Class B units	9,400,000
Common units issued under the A&R LTIP (1)	963,835
Restricted units repurchased for tax withholding	(193,604)
Forfeiture of restricted units	(1,171)
Balance at June 30, 2022	57,331,833
(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 24, 2022.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2022	$0.47	April 22, 2022	May 2, 2022	May 9, 2022
Q2 2022	$0.55	August 3, 2022	August 15, 2022	August 22, 2022

Q1 2021	$0.27	April 23, 2021	May 3, 2021	May 10, 2021
Q2 2021	$0.31	July 23, 2021	August 2, 2021	August 9, 2021

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2021	17,611,579
Conversion of Class B units	(9,400,000)
Balance at June 30, 2022	8,211,579

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

NOTE 11—EARNINGS (LOSS) PER COMMON UNIT

Basic earnings (loss) per common unit is calculated by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s A&R LTIP (as defined in Note 12) for its employees, directors and consultants and potential conversion of Class B units.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common units of Kimbell Royalty Partners, LP	$37,861,863	$1,491,328	$45,192,820	$786,953
Accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	(1,519,432)	—	(17,845,231)	—
Net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	36,342,431	1,491,328	27,347,589	786,953
Diluted net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	36,342,431	1,491,328	27,347,589	786,953

Weighted average number of common units outstanding:
Basic	55,424,930	39,312,388	50,710,073	38,507,401
Effect of dilutive securities:
Class B units	8,221,290	—	12,787,092	—
Restricted units	1,897,449	1,812,101	1,826,114	1,688,652
Diluted	65,543,669	41,124,489	65,323,279	40,196,053

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.66	$0.04	$0.54	$0.02
Diluted	$0.55	$0.04	$0.42	$0.02

The calculation of diluted net income per share for the three and six months ended June 30, 2022 includes the conversion of all Class B units to common units calculated using the “if-converted” method and  units of unvested restricted units calculated using the treasury stock method. The calculation of diluted net income per share for the three and six months ended June 30, 2021 includes the units of unvested restricted units calculated using the treasury stock method.

NOTE 12—UNIT-BASED COMPENSATION

On May 18, 2022, the Partnership held a special meeting of unitholders of the Partnership (the “Special Meeting”), at which the Partnership’s unitholders voted to approve the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (the “A&R LTIP”), which increased the number of common units eligible for issuance under the A&R LTIP by 3,700,000 common units for a total of 8,241,600 common units. The Partnership’s A&R LTIP authorizes grants to its employees, directors and consultants. The restricted units issued under the Partnership’s A&R LTIP generally vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through the applicable vesting date. Compensation expense for such awards will be recognized over the term of the service period on a straight-line basis over the requisite service period for the entire award. Management elects not to estimate forfeiture rates and to account for forfeitures in compensation cost when they occur. Compensation expense for consultants is treated in the same manner as that of the employees and directors.

Distributions related to the restricted units are paid concurrently with the Partnership’s distributions for common units. The fair value of the Partnership’s restricted units issued under the A&R LTIP to the Partnership’s employees, directors and consultants is determined by utilizing the market value of the Partnership’s common units on the respective grant date. The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2021	1,560,899	$11.108	1.775 years
Awarded	963,835	15.820	—
Vested	(626,371)	10.944	—
Forfeited	(1,171)	15.820	—
Unvested at June 30, 2022	1,897,192	$13.553	2.021 years

NOTE 13—INCOME TAXES

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

Prior to September 24, 2018, the Partnership was organized as a pass-through entity for income tax purposes. As a result, the Partnership’s partners were responsible for federal and state income or similar taxes on their share of the Partnership’s taxable income with the exception of any entity-level income or similar taxes such as the Texas Franchise Tax. The Partnership recorded an income tax expense of $1.8 million and $2.1 million for the three and six months ended June 30, 2022. The income tax expense recorded by the Partnership for the three and six months ended June 30, 2022 primarily related to the significant increase in commodity prices which generated forecasted taxable net income for the year ended December 31, 2022.

NOTE 14—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has separate services agreements with each of BJF Royalties, LLC (“BJF Royalties”) and K3 Royalties, LLC (“K3 Royalties”), pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors may identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders.

Kimbell Operating previously had services agreements with Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”). Effective as of February 18, 2022, Kimbell Operating and each of Nail Bay Royalties and Duncan Management entered into an agreement to terminate the services agreements of such service providers.

During the three and six months ended June 30, 2022 and 2021, no monthly services fee was paid to BJF Royalties. During the three months ended June 30, 2022, the Partnership made payments to K3 Royalties in the amount of $30,000. During the six months ended June 30, 2022, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $60,000, $41,251 and $75,090, respectively. Certain consultants who provide services under management services agreements are granted restricted units under the Partnership’s A&R LTIP.

Commencing on the date of the TGR IPO, TGR agreed to pay the Partnership a total of $25,000 per month for office space utilities, secretarial support and administrative services provided to members of the management team. Upon completion of TGR’s initial Business Combination or TGR’s liquidation, TGR will cease paying these monthly fees.

During the three and six months ended June 30, 2022, TGR incurred $75,000 and $118,750, respectively, as part of this service agreement. Such fees are eliminated in consolidation.

NOTE 15—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of June 30, 2022.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to June 30, 2022 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On August 3, 2022, the Board of Directors declared a quarterly cash distribution of $0.55 per common unit and $0.580177 per OpCo common unit for the quarter ended June 30, 2022. The Partnership intends to pay this distributions on August 22, 2022 to common unitholders and OpCo common unitholders of record as of the close of business on August 15, 2022.

As to the Partnership, $0.030177 of the OpCo common unit distribution corresponds to a tax payment made by the Partnership in the second quarter of 2022. Under the limited liability company agreement of the Operating Company, the Partnership is not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and natural gas liquids (“NGLs”), including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the energy and environmental proposals being considered and evaluated by the federal government and other regulating bodies, weakness in the capital markets or the ongoing and potential impact to financial markets and worldwide economic activity resulting from the ongoing coronavirus (“COVID-19”) pandemic and related governmental actions;
●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine;

●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impacts of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including the Biden administration’s proposals and recent executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions;
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;
●	the ability of Kimbell Tiger Acquisition Corporation (“TGR”) to select an appropriate target business or businesses, enter into a binding agreement with a target and complete its initial business combination, as well as its ability to obtain necessary financing to complete its initial business combination; and
●	the overall performance and success of any target business or businesses selected by TGR for its initial business combination.

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

As of June 30, 2022, we owned mineral and royalty interests in approximately 11.4 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 62% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of June 30, 2022, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 122,000 gross wells, including over 46,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as of June 30, 2022:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	2,935,371	23,560	2,395	46,933
Mid‑Continent	5,369,358	44,310	1,773	19,118
Haynesville	1,428,907	7,919	4,236	16,065
Appalachia	741,354	23,203	1,927	3,818
Bakken	1,640,077	6,138	936	5,180
Eagle Ford	624,148	6,730	1,525	3,930
Rockies	74,152	1,036	881	12,502
Other	3,232,561	36,693	1,275	15,353
Total	16,045,928	149,589	14,948	122,899
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2021 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of June 30, 2022:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	253	331	0.67	1.04
Mid‑Continent	123	80	0.23	0.18
Haynesville	91	37	0.54	0.37
Appalachia	9	29	0.04	0.08
Bakken	139	134	0.20	0.74
Eagle Ford	73	76	0.69	0.44
Rockies	5	21	0.01	0.13
Total	693	708	2.38	2.98
(1)	The above table represents drilled but uncompleted wells and permitted locations only, and there is no guarantee that the drilled but uncompleted wells or permitted locations will be developed into producing wells in the future.

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

In May 2021, prior to the TGR IPO, TGR Sponsor paid $25,000 in exchange for the issuance of (i) 5,750,100 shares of TGR’s Class B common stock, par value $0.0001 per share (the “TGR Class B common stock”), and (ii) 2,500 shares of TGR’s Class A common stock, par value $0.0001 (the “TGR Class A common stock”). Additionally, in May 2021, TGR paid $25,000 to Kimbell Tiger Operating Company (“TGR Opco”) in exchange for the issuance of 2,500 Class A units of TGR Opco. Also in May 2021, TGR Sponsor received 100 Class A units of TGR Opco in exchange for $1,000 and 5,750,000 Class B units of TGR Opco. The shares of TGR Class B common stock and corresponding number of Class B units of TGR Opco (or the Class A units of TGR Opco into which such Class B units will convert) are collectively referred to as the “Founders Shares.” The Founders Shares will be exchangeable for shares of TGR Class A common stock upon completion of the Business Combination on a one-for-one basis, subject to certain adjustments. Class A units and Class B units of TGR Opco are substantially similar, other than certain distribution rights, and are entitled to vote together as a single class on all matters submitted for stockholder vote.

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

As of June 30, 2022, the Partnership owned approximately 20% of the common stock of TGR and the net loss and net assets of TGR were consolidated with the Partnership’s financial statements. The remaining approximately 80% of the consolidated net loss and net assets of TGR, representing the percentage of economic interest in TGR held by public shareholders of TGR through their ownership of TGR common stock, were allocated to redeemable non-controlling interest. All transactions between TGR and TGR Sponsor, as well as related financial statement impacts, eliminate in consolidation.

Quarterly Distributions

On August 3, 2022, the Board of Directors declared a quarterly cash distribution of $0.55 per common unit representing limited partner interests in the Partnership (“common units”) and $0.580177 per common unit of the Operating Company (“OpCo common units”) for the quarter ended June 30, 2022. The Partnership intends to pay the distributions on August 22, 2022 to common unitholders and OpCo common unitholders of record as of the close of business on August 15, 2022.

As to us, $0.030177 of the OpCo common unit distribution corresponds to a tax payment made by us in the second quarter of 2022. Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by us.

Business Environment

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

COVID-19 remains a global health crisis and there continues to be considerable uncertainty regarding the ultimate impact of COVID-19 and its variants. Despite improvements in global economic activity levels and higher energy demand compared to 2021, the impacts of COVID-19 continue to be unpredictable, including the impacts of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. The Partnership is unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact the Partnership’s business, results of operations, financial condition or cash flows. Commodity prices have risen from 2021; however, further negative impacts from COVID-19 may require the Partnership to adjust its business plan.

The ultimate impact of COVID-19 and the volatility in the oil and natural gas markets on the Partnership’s business, cash flows, liquidity, financial condition and results of operations remain dependent on a number of factors, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, the ability of OPEC, Russia and other crude oil producing nations to manage the global crude oil supply, additional actions by businesses and governments in response to the pandemic, the economic downturn and the decrease in crude oil demand, the speed and effectiveness of responses to combat the virus and the time necessary to balance crude oil supply and demand to restore crude oil pricing. Although prices have recovered, the ongoing impact of COVID-19 on our business, employees and operations, including supply chain concerns, among others still continues to affect our industry. For additional discussion regarding the risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in Part I, Item 1A. Risk Factors in our 2021 Form 10-K.

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

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	High	Low	High	Low
Oil ($/Bbl)	$123.64	$75.99	$74.21	$47.47
Natural gas ($/MMBtu)	$9.44	$3.73	$23.86	$2.43

On July 29, 2022, the West Texas Intermediate posted price for crude oil was $101.31 per Bbl and the Henry Hub spot market price of natural gas was $8.33 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Oil ($/Bbl)	$108.83	$66.19	$102.01	$62.21
Natural gas ($/MMBtu)	$7.50	$2.95	$6.08	$3.22

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased significantly to 730 active land rigs at June 30, 2022 compared to 459 active land rigs at June 30, 2021. The 730 active land rigs at June 30, 2022 increased by 11.1% from 657 active land rigs at March 31, 2022. The increase in rig count is primarily attributable to an uptake in the oil and natural gas market as a result of improved oil and natural gas prices and overall supply shortages.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	June 30,
Basin or Producing Region	2022	2021
Permian Basin	38	23
Mid‑Continent	14	6
Haynesville	11	11
Appalachia	3	1
Bakken	3	6
Eagle Ford	4	3
Rockies	1	—
Total	74	50

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty income
Oil sales	43%	54%	47%	51%
Natural gas sales	45%	32%	40%	36%
NGL sales	10%	11%	11%	11%
Lease bonus and other income	2%	3%	2%	2%
	100%	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through June 2024, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, impairment of oil and natural gas properties, non cash unit based compensation, unrealized gains and losses on derivative instruments, cash distribution from affiliate, equity income (loss) in affiliate, gains and losses on sales of assets and operational impacts of VIEs, which include general and administrative expense and interest income. Adjusted EBITDA is not a measure of net income (loss) as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$43,294,166	$3,710,599	$51,701,410	$4,247,793
Depreciation and depletion expense	11,273,960	8,336,764	22,033,124	16,247,912
Interest expense	3,323,290	2,101,700	6,201,145	4,196,798
Cash distribution from affiliate	—	273,542	385,326	490,280
Income tax expense	1,803,441	—	2,075,240	—
EBITDA	59,694,857	14,422,605	82,396,245	25,182,783
Unit-based compensation	2,949,491	2,743,917	5,143,833	5,436,411
(Gain) loss on derivative instruments, net of settlements	(6,563,998)	11,043,382	12,116,997	23,717,554
Cash distribution from affiliate	431,268	130,564	473,812	185,603
Equity income in affiliate	(3,385,325)	(273,542)	(3,634,733)	(458,622)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(223,135)	—	(324,521)	—
General and administrative expenses	590,500	—	1,329,959	—
Consolidated Adjusted EBITDA	53,493,658	28,066,926	97,501,592	54,063,729
Adjusted EBITDA attributable to noncontrolling interest	(6,701,931)	(8,166,509)	(12,233,681)	(17,088,239)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	46,791,727	19,900,417	85,267,911	36,975,490
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	2,441,582	1,248,697	4,400,361	2,347,784
Cash distributions on Series A preferred units	—	682,446	—	1,314,630
Restricted units repurchased for tax withholding	—	156,468	—	763,093
Cash income tax expense	2,043,374	—	2,043,374	—
Distributions on Class B units	8,211	20,780	25,821	41,560
Cash available for distribution on common units	$42,298,560	$17,792,026	$78,798,355	$32,508,423

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$40,423,167	$28,479,121	$76,455,640	$43,960,114
Interest expense	3,323,290	2,101,700	6,201,145	4,196,798
Income tax expense	1,803,441	—	2,075,240	—
Amortization of right-of-use assets	(79,273)	(73,916)	(157,298)	(145,701)
Amortization of loan origination costs	(459,261)	(381,997)	(901,660)	(753,484)
Equity income in affiliate, net	—	273,542	249,408	458,622
Forfeiture of restricted units	19,813	—	19,813	—
Unit-based compensation	(2,949,491)	(2,743,917)	(5,143,833)	(5,436,411)
Gain (loss) on derivative instruments, net of settlements	6,563,998	(11,043,382)	(12,116,997)	(23,717,554)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	12,039,342	(1,049,948)	18,448,369	6,165,387
Accounts receivable and other current assets	(175,459)	(7,195)	(906,119)	576,667
Accounts payable	340,681	14,061	(741,972)	(139,620)
Other current liabilities	(1,395,863)	(1,227,198)	(1,859,036)	(134,911)
Operating lease liabilities	80,471	81,734	159,717	152,876
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	223,135	—	324,521	—
Other assets and liabilities	(63,134)	—	289,307	—
EBITDA	59,694,857	14,422,605	82,396,245	25,182,783
Add:
Unit-based compensation	2,949,491	2,743,917	5,143,833	5,436,411
(Gain) loss on derivative instruments, net of settlements	(6,563,998)	11,043,382	12,116,997	23,717,554
Cash distribution from affiliate	431,268	130,564	473,812	185,603
Equity income in affiliate	(3,385,325)	(273,542)	(3,634,733)	(458,622)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	(223,135)	—	(324,521)	—
General and administrative expenses	590,500	—	1,329,959	—
Consolidated Adjusted EBITDA	53,493,658	28,066,926	97,501,592	54,063,729
Adjusted EBITDA attributable to noncontrolling interest	(6,701,931)	(8,166,509)	(12,233,681)	(17,088,239)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	46,791,727	19,900,417	85,267,911	36,975,490
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	2,441,582	1,248,697	4,400,361	2,347,784
Cash distributions on Series A preferred units	—	682,446	—	1,314,630
Restricted units repurchased for tax withholding	—	156,468	—	763,093
Cash income tax expense	2,043,374	—	2,043,374	—
Distributions on Class B units	8,211	20,780	25,821	41,560
Cash available for distribution on common units	$42,298,560	$17,792,026	$78,798,355	$32,508,423

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and six months ended June 30, 2022 and 2021 include the acquisition of all of the equity interests in certain subsidiaries owned by Caritas Royalty Fund LLC and certain of its affiliates (the “Cornerstone Acquisition”).

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

Impairment of Oil and Natural Gas Properties

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience significant downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and natural gas prices increase the cost center ceiling applicable to the subsequent period. We did not record an impairment on our oil and natural gas properties for the three and six months ended June 30, 2022 and 2021.

Because we do not intend to book PUD reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$78,591,469	$38,837,751	$143,675,372	$75,206,261
Lease bonus and other income	1,213,322	1,104,225	1,867,452	1,290,533
Loss on commodity derivative instruments, net	(7,094,127)	(14,217,186)	(39,077,647)	(28,352,914)
Total revenues	72,710,664	25,724,790	106,465,177	48,143,880
Costs and expenses
Production and ad valorem taxes	5,002,794	2,564,401	9,023,705	4,996,231
Depreciation and depletion expense	11,273,960	8,336,764	22,033,124	16,247,912
Marketing and other deductions	4,063,004	2,551,222	7,571,070	5,846,508
General and administrative expenses	7,866,176	6,684,830	14,455,435	13,481,215
Consolidated variable interest entities related:
General and administrative expense	590,500	—	1,329,959	—
Total costs and expenses	28,796,434	20,137,217	54,413,293	40,571,866
Operating income	43,914,230	5,587,573	52,051,884	7,572,014
Other income (expense)
Equity income in affiliate	3,385,325	273,542	3,634,733	458,622
Interest expense	(3,323,290)	(2,101,700)	(6,201,145)	(4,196,798)
Other income (expense)	898,207	(48,816)	3,966,657	413,955
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	223,135	—	324,521	—
Net income before income taxes	45,097,607	3,710,599	53,776,650	4,247,793
Income tax expense	1,803,441	—	2,075,240	—
Net income	43,294,166	3,710,599	51,701,410	4,247,793
Distribution and accretion on Series A preferred units	—	(1,577,968)	—	(3,155,936)
Net income and distributions and accretion on Series A preferred units attributable to noncontrolling interests in OpCo	(5,424,092)	(620,523)	(6,482,769)	(263,344)
Distribution on Class B units	(8,211)	(20,780)	(25,821)	(41,560)
Net income attributable to common units of Kimbell Royalty Partners, LP	$37,861,863	$1,491,328	$45,192,820	$786,953
Production Data:
Oil (Bbls)	320,195	338,873	712,556	658,522
Natural gas (Mcf)	5,180,033	4,770,839	10,015,882	9,271,153
Natural gas liquids (Bbls)	176,730	175,706	381,155	340,895
Combined volumes (Boe) (6:1)	1,360,264	1,309,719	2,763,025	2,544,609

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Oil, Natural Gas and NGL Revenues

For the three months ended June 30, 2022, our oil, natural gas and NGL revenues were $78.6 million, an increase of $39.8 million from $38.8 million for the three months ended June 30, 2021. The increase in oil, natural gas and NGL revenues was directly related to the increase in the average prices we received for oil, natural gas and NGL production for the three months ended June 30, 2022 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 1,360,264 Boe or 14,948 Boe/d, for the three months ended June 30, 2022, an increase of 50,545 Boe or 555 Boe/d, from 1,309,719 Boe or 14,393 Boe/d, for the three months ended June 30, 2021. The increase in production for the three months ended June 30, 2022 from June 30, 2021 was primarily attributable to production associated with the assets located in the Haynesville, Mid-Continent, Bakken and Rockies basins primarily as a result of the Cornerstone Acquisition, partially offset by a reduction in production in the Permian and Appalachia basins.

Our operators received an average of $107.96 per Bbl of oil, $6.93 per Mcf of natural gas and $46.10 per Bbl of NGL for the volumes sold during the three months ended June 30, 2022 compared to $63.47 per Bbl of oil, $2.69 per Mcf of natural gas and $25.71 per Bbl of NGL for the volumes sold during the three months ended June 30, 2021. These average prices received during the three months ended June 30, 2022 increased 70.1% or $44.49 per Bbl of oil and 157.6% or $4.24 per Mcf of natural gas as compared to the three months ended June 30, 2021. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increases of 64.4% or $42.64 per Bbl of oil and 154.2% or $4.55 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $1.2 million for the three months ended June 30, 2022 compared to $1.1 million for the three months ended June 30, 2021. The increase in lease bonus and other income is primarily related to an increase in operators’ leasing activity on our acreage, primarily in the Mid-Continent, as a result of the increase in oil and natural gas prices.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended June 30, 2022 included $8.8 million of mark-to-market gains and $15.9 million of losses on the settlement of commodity derivative instruments compared to $11.1 million of mark-to-market losses and $3.2 million of losses on the settlement of commodity derivative instruments for the three months ended June 30, 2021. We recorded a mark-to-market gain for the three months ended June 30, 2022 as a result of the maturity of derivative contracts with lower strike pricing. This gain was offset by the losses on the settlement of commodity derivative instruments. We recorded a mark-to-market loss for the three months ended June 30, 2021 as a result of the increase in strip pricing from the three months ended March 31, 2021 to the three months ended June 30, 2021.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended June 30, 2022 were $5.0 million, an increase of $2.4 million from $2.6 million for the three months ended June 30, 2021. The increase in production and ad valorem taxes was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the three months ended June 30, 2022, and to a lesser extent, the Cornerstone Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended June 30, 2022 was $11.3 million, an increase of $3.0 million from $8.3 million for the three months ended June 30, 2021. The increase in depreciation and depletion expense was due to Cornerstone Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $8.07 for the three months ended June 30, 2022, an increase of $1.96 per barrel from the $6.11average depletion rate per barrel for the three months ended June 30, 2021. The increase in the depletion rate was due to the Cornerstone Acquisition that was closed in December 2021 which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended June 30, 2022 were $4.1 million, an increase of $1.5 million from $2.6 million for the three months ended June 30, 2021. The increase in marketing and other deductions was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the three months ended June 30, 2022, and to a lesser extent, the Cornerstone Acquisition.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $7.9 million, an increase of $1.2 million from $6.7 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to legal and professional fees incurred during the quarter related to the special meeting of unitholders of the Partnership (the “Special Meeting”), at which our unitholders approved the adoption of our Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (the “A&R LTIP”) and our Amended and Restated Agreement of Limited Partnership.

Interest Expense

Interest expense for the three months ended June 30, 2022 was $3.3 million compared to $2.1 million for the three months ended June 30, 2021. The increase in interest expense was primarily due to debt incurred in 2021 to fund the redemption of the Series A preferred units and the Cornerstone Acquisition. Also contributing to the increase in interest expense was a 1.0% increase in the weighted average interest rate on the Partnership’s outstanding borrowings for the three months ended June 30, 2022.

Income Tax Expense

We recorded an income tax expense of $1.8 million for the three months ended June 30, 2022. The income tax expense recorded during the three months ended was due to the significant increase in commodity prices which generated forecasted taxable net income for the year ended December 31, 2022.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Oil, Natural Gas and NGL Revenues

For the six months ended June 30, 2022, our oil, natural gas and NGL revenues were $143.7 million, an increase of $68.5 million from $75.2 million for the six months ended June 30, 2021. The increase in oil, natural gas and NGL revenues was directly related to the increase in the average prices we received for oil, natural gas and NGL production for the six months ended June 30, 2022 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,763,025 Boe or 14,763 Boe/d, for the six months ended June 30, 2022, an increase of 218,416 Boe or 704 Boe/d, from 2,544,609 Boe or 14,059 Boe/d, for the six months ended June 30, 2021. The increase in production for the six months ended June 30, 2022 from June 30, 2021 was primarily attributable to production associated with the assets located in the Haynesville, Mid-Continent, Bakken and Rockies basins primarily as a result of the Cornerstone Acquisition, partially offset by a reduction in production in the Permian basin.

Our operators received an average of $95.91 per Bbl of oil, $5.88 per Mcf of natural gas and $43.13 per Bbl of NGL for the volumes sold during the six months ended June 30, 2022 compared to $59.13 per Bbl of oil, $2.99 per Mcf of natural gas and $25.10 per Bbl of NGL for the volumes sold during the six months ended June 30, 2021. These average prices received during the six months ended June 30, 2022 increased 62.2% or $36.78 per Bbl of oil and 96.7% or $2.89 per Mcf of natural gas as compared to the six months ended June 30, 2021. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increases of 64.0% or $39.80 per Bbl of oil and 88.8% or $2.86 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $1.9 million for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. The increase in lease bonus and other income is primarily related to an increase in operators’ leasing activity on our acreage, primarily in the Permian Basin, as a result of the increase in oil and natural gas prices.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the six months ended June 30, 2022 included $13.7 million of mark-to-market losses and $25.3 million of losses on the settlement of commodity derivative instruments compared to $24.2 million of mark-to-market losses and $4.1 million of losses on the settlement of commodity derivative instruments for the six months ended June 30, 2021. We recorded a mark-to-market loss for the six months ended June 30, 2022 as a result of the increase in the strip pricing of oil and natural gas from the three months ended December 31, 2021 to the three months ended March 31, 2022 and an increase in strip pricing from the three months ended March 31, 2022 to the three months ended June 30, 2022. We recorded a mark-to-market loss for the six months ended June 30, 2021 as a result of the increase in strip pricing from the three months ended December 31, 2020 to the three months ended March 31, 2021 and an increase in strip pricing from the three months ended March 31, 2021 to the three months ended June 30, 2021.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the six months ended June 30, 2022 were $9.0 million, an increase of $4.0 million from $5.0 million for the six months ended June 30, 2021. The increase in production and ad valorem taxes was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the six months ended June 30, 2022, and to a lesser extent, the Cornerstone Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the six months ended June 30, 2022 was $22.0 million, an increase of $5.8 million from $16.2 million for the six months ended June 30, 2021. The increase in depreciation and depletion expense was due to Cornerstone Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $7.73 for the six months ended June 30, 2022, an increase of $1.57 per barrel from the $6.16 average depletion rate per barrel for the six months ended June 30, 2021. The increase in the depletion rate was due to the Cornerstone Acquisition that was closed in December 2021 which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the six months ended June 30, 2022 were $7.6 million, an increase of $1.8 million from $5.8 million for the six months ended June 30, 2021. The increase in marketing and other deductions was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the six months ended June 30, 2022, and to a lesser extent, the Cornerstone Acquisition.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $14.5 million, an increase of $1.0 million from $13.5 million for the six months ended June 30, 2021. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to legal and professional fees incurred related to the Special Meeting, at which our unitholders approved the adoption of our A&R LTIP and our Amended and Restated Agreement of Limited Partnership, partially offset by a $0.3 million decrease in unit-based compensation expense.

Interest Expense

Interest expense for the six months ended June 30, 2022 was $6.2 million compared to $4.2 million for the six months ended June 30, 2021. The increase in interest expense was primarily due to debt incurred in 2021 to fund the redemption of the Series A preferred units and the Cornerstone Acquisition. Also contributing to the increase in interest expense was a 0.68% increase in the weighted average interest rate on the Partnership’s outstanding borrowings for the six months ended June 30, 2022.

Income Tax Expense

We recorded an income tax expense of $2.1 million for the six months ended June 30, 2022. The income tax expense recorded during the six months ended was due to the significant increase in commodity prices which generated forecasted taxable net income for the year ended December 31, 2022.

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

In light of the unprecedented global economic impact resulting from the COVID-19 pandemic, the related impact to the United States oil and natural gas markets and the potential for further curtailments of production, the Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the second quarter of 2022 for the repayment of $12.2 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the second quarter of 2022. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our second quarter 2022 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Six Months Ended June 30,
	2022	2021
Cash Flow Data:
Net cash provided by operating activities	$76,455,640	$43,960,114
Net cash used in investing activities	(233,953,999)	(1,023,093)
Net cash provided by (used in) financing activities	164,550,499	(39,781,375)
Net increase in cash and cash equivalents	$7,052,140	$3,155,646

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2022 were $76.5 million, an increase of $32.5 million compared to $44.0 million for the six months ended June 30, 2021. The increase in cash flows provided by operating activities was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the six months ended June 30, 2022.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2022 were $234.0 million compared to $1.0 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, cash flows used in investing activities include $236.9 million of investments held in marketable securities related to TGR and $0.4 million used to fund costs associated with the Cornerstone Acquisition, partially offset by $3.5 million in cash distributions received in connection to the joint venture with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP (the “Joint Venture”). For the six months ended June 30, 2021, we used $0.7 million primarily to fund the renovation of office space and $0.5 million primarily to fund the acquisition of assets from Nail Bay Royalties, LLC and Oil Nut Bay Royalties, LP, partially offset by a $0.2 million cash distribution received in connection the Joint Venture during the period.

Financing Activities

Cash flows provided by financing activities were $164.6 million for the six months ended June 30, 2022 compared to $39.8 million of cash flows used in financing activities for the six months ended June 30, 2021. Cash flows provided by financing activities for the six months ended June 30, 2022 consists of $227.6 million in proceeds from the initial public offering of TGR and $36.2 million of additional borrowings under our secured revolving credit facility, partially offset by $54.8 million of distributions paid to holders of OpCo common units, $37.2 million used to repay borrowings under out secured revolving credit facility, $3.3 million of restricted units repurchased for tax withholding, $2.7 million used to pay underwriting commissions related to the equity offering of TGR, $0.5 million paid in connection with the redemption of Class B units, $0.3 paid in connection with fees related to our 2021 equity offering and $0.4 million payment of loan origination costs.

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

Indebtedness

On June 7, 2022, the Partnership entered into Amendment No. 3 (the “Third Credit Agreement Amendment”) to the Partnership’s existing Credit Agreement, dated as of January 11, 2017 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 12, 2018, and that certain Amendment No. 2 to Credit Agreement, dated as of December 8, 2020, and as otherwise amended or modified prior to such date, the “Credit Agreement” and the Credit Agreement, as amended by the Third Credit Agreement Amendment, the “Amended Credit Agreement”), with certain subsidiaries of the Partnership, as guarantors, the lenders party thereto and Citibank as administrative agent.

The Third Credit Agreement Amendment amended the Credit Agreement to, among other things, (i) increase (1) the aggregate elected commitments under the Amended Credit Agreement’s senior secured revolving credit facility (the “Credit Facility”) and (2) the borrowing base under the Credit Facility, in each case, from $275.0 million to $300.0 million and (ii) effect a transition of the benchmark interest rate from the London interbank offered rate (“LIBOR”) to the secured overnight financing rate (“SOFR”), by replacing the term “LIBOR” with the term “SOFR” for one, three or six month interest periods, plus a fixed credit spread adjustment of 10, 15 and 25 basis points for 1-month, 3-month and 6-month Term SOFR loans (as defined in the Amended Credit Agreement), respectively.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units and OpCo common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the secured revolving credit facility) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of June 30, 2022, we had outstanding borrowings of $216.1 million under the secured revolving credit facility and $83.9 million of available capacity.

The 1-week and 2-month U.S. dollar LIBOR settings ceased to be published after December 31, 2021 and the U.K. Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR rates for the remaining U.S. dollar settings after June 30, 2023. In response, our secured revolving credit facility has transitioned to the use of the SOFR published by the Federal Reserve Bank of New York in replacement of LIBOR.

For additional information on our secured revolving credit facility, please read Note 8―Long-Term Debt to the unaudited interim consolidated financial statements included in this Quarterly Report.

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes. Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. We estimate that approximately 50% of our second quarter 2022 distribution will constitute a non-taxable reduction to the tax basis of unitholders’ common units. The reduced tax basis will increase unitholders’ capital gain (or decrease unitholders’ capital loss) when unitholders sell their common units. We currently believe that the portion that constitutes dividends for U.S. federal income tax purposes will be considered qualified dividends, subject to holding period and certain other conditions, which are subject to a tax rate of 0%, 15% or 20% depending on the income level and tax filing status of a unitholder for 2022. The estimates above are based on currently available information only and are subject to change.

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

VIEs of which we are the primary beneficiary have been included in our consolidated financial statements. The portion of the consolidated subsidiaries owned by third parties and any related activity is eliminated through non-controlling interests in the consolidated balance sheets and income (loss) attributable to non-controlling interests in the consolidated statements of operations.

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represent an actively-traded money market fund of TGR, a consolidated special purpose acquisition company, which investments are invested in U.S. Treasury securities purchased with funds raised through the TGR IPO. Investments held in trust are classified as trading securities and are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in other income (expense)—interest earned on marketable securities in trust account on the accompanying unaudited interim consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using quoted prices in an active market and therefore are classified in Level 1 of the fair value hierarchy, as described in Note 5—Fair Value Measurements.

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the shares of TGR Class A common stock sold in the TGR IPO that are redeemable for cash by the public shareholders concurrently with TGR’s initial business combination or in the event of TGR’s failure to complete the Business Combination or a tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount was accreted to its full redemption value at June 30, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2021 Form 10-K. As of June 30, 2022, we did not have any off-balance sheet arrangements. See Note 7—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2022, we had four counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of June 30, 2022, we had total borrowings outstanding under our secured revolving credit facility of $216.1 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $2.2 million annually, assuming that our indebtedness remained constant throughout the year.

On January 27, 2021, we entered into an interest rate swap with Citibank, which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility. On May 17, 2022 we entered into a partial termination agreement with Citibank to unwind 50% of the current interest rate swap. Following the partial termination, $75.0 million of the notional balance on our secured revolving credit facility is secured by a fixed interest rate (which represented approximately 35% of our outstanding balance as of June 30, 2022), at approximately 3.9% for the period ending on January 29, 2024. We use an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of our secured revolving credit facility from a floating to a fixed rate. For the three and six months ended June 30, 2022, we recognized a $0.9 million and $4.6 million, respectively, gain on interest rate swaps which is included in other income in the accompanying unaudited interim consolidated statements of operations.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2021 through June 30, 2022. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Partnership’s legal proceedings, see Note 15—Commitments and Contingencies to the unaudited interim consolidated financial statements included in Part I of this Quarterly Report and incorporated by reference herein.

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

Fourth Amended and Restated Agreement of Limited Partnership of Kimbell Royalty Partners, LP, dated as of May 18, 2022 (incorporated by reference to Exhibit 3.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed May 18, 2022)

3.3	—

Certificate of Formation of Kimbell Royalty GP, LLC (incorporated by reference to Exhibit 3.3 to Kimbell Royalty Partners, LP’s Registration Statement on Form S-1 (File No. 333-215458) filed on January 6, 2017)

3.4	—

Second Amended and Restated Limited Liability Company Agreement of Kimbell Royalty GP, LLC, dated as of May 18, 2022 (incorporated by reference to Exhibit 3.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on May 18, 2022)

3.5	—

First Amended and Restated Limited Liability Company Agreement of Kimbell Royalty Operating, LLC, dated as of September 23, 2018 (incorporated by reference to Exhibit 3.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed September 25, 2018)

10.1	—

Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on May 18, 2022)

10.2	—

Amendment No. 3 to Credit Agreement, dated as of June 7, 2022, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 9, 2022)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: August 4, 2022	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: August 4, 2022	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer