Form 10-Q
period 2022-09-30
Kimbell Royalty Partners, LP
filed 2022-11-03
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 28, 2022, the registrant had outstanding 57,331,833 common units representing limited partner interests and 8,211,579 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$16,554,722	$7,052,414
Oil, natural gas and NGL receivables	46,387,472	35,147,145
Derivative assets	—	166,307
Accounts receivable and other current assets	2,595,951	3,051,593
Total current assets	65,538,145	45,417,459
Property and equipment, net	1,036,281	1,888,247
Investment in affiliate (equity method)	1,161,255	4,738,822
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($48,689,818 and $153,284,173 excluded from depletion at September 30, 2022 and December 31, 2021, respectively)	1,204,839,460	1,204,395,484
Less: accumulated depreciation, depletion and impairment	(696,086,227)	(663,603,142)
Total oil and natural gas properties, net	508,753,233	540,792,342
Right-of-use assets, net	2,607,158	2,844,997
Derivative assets	—	1,590,501
Loan origination costs, net	3,267,908	4,214,484
Assets of consolidated variable interest entities:
Cash	551,979	—
Investments held in trust	238,412,777	—
Prepaid expenses	183,054	—
Total assets	$821,511,790	$601,486,852

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$874,180	$811,019
Other current liabilities	6,418,999	3,319,495
Derivative liabilities	23,477,833	24,190,678
Total current liabilities	30,771,012	28,321,192
Operating lease liabilities, excluding current portion	2,319,960	2,561,274
Derivative liabilities	1,875,710	4,190,776
Long-term debt	203,915,911	217,115,911
Other liabilities	354,167	447,918
Liabilities of consolidated variable interest entities:
Other current liabilities	480,607	—
Deferred underwriting commissions	8,050,000	—
Total liabilities	247,767,367	252,637,071
Commitments and contingencies (Note 15)
Mezzanine equity:
Redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	236,900,000	—
Kimbell Royalty Partners, LP unitholders' equity:
Common units (57,331,833 units and 47,162,773 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	485,063,162	328,717,841
Class B units (8,211,579 and 17,611,579 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	410,579	880,579
Total Kimbell Royalty Partners, LP unitholders' equity	485,473,741	329,598,420
Noncontrolling (deficit) interest in OpCo	(148,629,318)	19,251,361
Total equity	336,844,423	348,849,781
Total liabilities, mezzanine equity and unitholders' equity	$821,511,790	$601,486,852

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Oil, natural gas and NGL revenues	$73,867,992	$47,638,423	$217,543,364	$122,844,684
Lease bonus and other income	171,702	1,722,508	2,039,154	3,013,041
Loss on commodity derivative instruments, net	(1,116,722)	(17,566,617)	(40,194,369)	(45,919,531)
Total revenues	72,922,972	31,794,314	179,388,149	79,938,194
Costs and expenses
Production and ad valorem taxes	4,518,580	3,104,502	13,542,285	8,100,733
Depreciation and depletion expense	11,326,791	8,828,517	33,359,915	25,076,429
Marketing and other deductions	3,068,244	2,996,434	10,639,314	8,842,942
General and administrative expense	7,482,814	6,766,628	21,938,249	20,247,843
Consolidated variable interest entities related:
General and administrative expense	527,634	—	1,857,593	—
Total costs and expenses	26,924,063	21,696,081	81,337,356	62,267,947
Operating income	45,998,909	10,098,233	98,050,793	17,670,247
Other income (expense)
Equity income in affiliate	23,727	261,336	3,658,460	719,958
Interest expense	(3,667,534)	(2,495,465)	(9,868,679)	(6,692,263)
Other income (expense)	76,873	(397,608)	4,043,530	16,347
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	1,188,256	—	1,512,777	—
Net income before income taxes	43,620,231	7,466,496	97,396,881	11,714,289
Income tax (benefit) expense	(224,883)	—	1,850,357	—
Net income	43,845,114	7,466,496	95,546,524	11,714,289
Distribution and accretion on Series A preferred units	—	(4,849,996)	—	(8,005,932)
Net income and distributions and accretion on Series A preferred units attributable to noncontrolling interests in OpCo	(5,493,117)	(761,311)	(11,975,886)	(1,024,655)
Distribution on Class B units	(8,211)	(17,610)	(34,032)	(59,170)
Net income attributable to common units of Kimbell Royalty Partners, LP	$38,343,786	$1,837,579	$83,536,606	$2,624,532

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.69	$0.04	$1.26	$0.07
Diluted	$0.59	$0.03	$1.00	$0.04
Weighted average number of common units outstanding
Basic	55,434,641	41,106,157	52,302,235	39,383,172
Diluted	65,543,412	60,511,314	65,397,463	60,349,535

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2022
					Noncontrolling	Noncontrolling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Interest in TGR	Total
Balance at January 1, 2022	47,162,773	$328,717,841	17,611,579	$880,579	$19,251,361	$—	$348,849,781
Costs associated with equity offering	—	(325,508)	—	—	—	—	(325,508)
Conversion of Class B units to common units	9,357,919	161,424,103	(9,357,919)	(467,896)	(161,424,103)	—	(467,896)
Restricted units repurchased for tax withholding	(193,604)	(3,344,828)	—	—	—	—	(3,344,828)
Unit-based compensation	963,835	2,194,342	—	—	—	—	2,194,342
Distributions to unitholders	—	(17,450,226)	—	—	(6,516,284)	—	(23,966,510)
Distribution on Class B units	—	(17,610)	—	—	—	—	(17,610)
Proceeds from issuance of TGR public warrants	—	—	—	—	—	11,500,000	11,500,000
Accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	—	(16,325,799)	—	—	(2,351,988)	(11,500,000)	(30,177,787)
Net income	—	7,348,567	—	—	1,058,677	—	8,407,244
Balance at March 31, 2022	57,290,923	462,220,882	8,253,660	412,683	(149,982,337)	—	312,651,228
Conversion of Class B units to common units	42,081	722,952	(42,081)	(2,104)	(722,952)	—	(2,104)
Forfeitures of restricted units	(1,171)	(19,813)	—	—	—	—	(19,813)
Unit-based compensation	—	2,949,491	—	—	—	—	2,949,491
Distributions to unitholders	—	(26,945,962)	—	—	(3,859,442)	—	(30,805,404)
Distribution on Class B units	—	(8,211)	—	—	—	—	(8,211)
Accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	—	(1,519,432)	—	—	(217,627)	—	(1,737,059)
Net income	—	37,870,074	—	—	5,424,092	—	43,294,166
Balance at June 30, 2022	57,331,833	475,269,981	8,211,579	410,579	(149,358,266)	—	326,322,294
Unit-based compensation	—	2,981,903	—	—	—	—	2,981,903
Distributions to unitholders	—	(31,532,508)	—	—	(4,764,169)	—	(36,296,677)
Distribution on Class B units	—	(8,211)	—	—	—	—	(8,211)
Net income	—	38,351,997	—	—	5,493,117	—	43,845,114
Balance at September 30, 2022	57,331,833	$485,063,162	8,211,579	$410,579	$(148,629,318)	$—	$336,844,423

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

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,546,524	$11,714,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	33,359,915	25,076,429
Amortization of right-of-use assets	237,839	221,294
Amortization of loan origination costs	1,381,717	1,148,066
Equity income in affiliate	(3,658,460)	(719,958)
Cash distribution from affiliate	3,770,651	664,916
Forfeiture of restricted units	(19,813)	—
Unit-based compensation	8,125,736	8,196,939
(Gain) loss on derivative instruments, net of settlements	(1,271,103)	34,969,324
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(11,240,327)	(13,130,343)
Accounts receivable and other current assets	455,642	(521,569)
Accounts payable	63,161	139,753
Other current liabilities	3,099,504	1,552,405
Operating lease liabilities	(241,314)	(228,891)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(1,512,777)	—
Other assets and liabilities	(91,005)	—
Net cash provided by operating activities	128,005,890	69,082,654
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(118,614)	(740,584)
Purchase of oil and natural gas properties	(443,977)	(515,582)
Cash distribution from affiliate	3,465,376	500,389
Consolidated variable interest entities related:
Investments in marketable securities	(236,900,000)	—
Net cash used in investing activities	(233,997,215)	(755,777)
CASH FLOWS FROM FINANCING ACTIVITIES
Costs associated with equity offering	(325,508)	—
Redemption of Class B contributions on converted units	(470,000)	(158,410)
Redemption on Series A preferred units	—	(36,075,370)
Distributions to common unitholders	(75,928,696)	(31,430,690)
Distribution to OpCo unitholders	(15,139,895)	(15,018,291)
Distribution and accretion on Series A preferred units	—	(2,362,509)
Distribution on Class B units	(34,032)	(59,170)
Borrowings on long-term debt	43,200,000	40,559,459
Repayments on long-term debt	(56,400,000)	(19,400,000)
Payment of loan origination costs	(435,141)	(343,853)
Restricted units repurchased for tax withholding	(3,344,828)	(1,144,264)
Consolidated variable interest entities related:
Proceeds from initial public offering of Kimbell Tiger Operating Company	227,585,000	—
Payment of underwriting commissions with equity offering of Kimbell Tiger Operating Company, net of adjustments	(2,661,288)	—
Net cash provided by (used in) financing activities	116,045,612	(65,433,098)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,054,287	2,893,779
CASH AND CASH EQUIVALENTS, beginning of period	7,052,414	9,804,977
CASH AND CASH EQUIVALENTS, end of period	$17,106,701	$12,698,756
Supplemental cash flow information:
Cash paid for interest	$8,032,309	$5,446,245
Cash paid for taxes	$3,067,374	$—
Non-cash investing and financing activities:
Noncash effect of Series A preferred unit redemption	$—	$8,172,973
Noncash deemed distribution to Series A preferred units	$—	$5,643,423
Recognition of tenant improvement asset	$93,751	$479,167
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$19,636
Consolidated variable interest entities related:
Deferred underwriting commissions	$8,050,000	$—

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Cash Held at Consolidated Variable Interest Entities to the Consolidated Statements of Cash Flows
Cash and cash equivalents	$16,554,722	$12,698,756
Cash held at consolidated variable interest entities	551,979	—
	$17,106,701	$12,698,756

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

TGR Sponsor and TGR have been consolidated in the financial statements of the Partnership beginning in the year ended December 31, 2021. This resulted in the consolidation of $239.1 million of assets, $8.5 million of liabilities, $236.9 million of redeemable noncontrolling interests and $17.8 million of common equity and $2.6 million of noncontrolling interests related to TGR and TGR Sponsor as of September 30, 2022. Further details on the impact of the consolidation of TGR and TGR Sponsor can be found in Note 3.

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

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

Coronavirus (“COVID-19”) remains a global health crisis and there continues to be considerable uncertainty regarding the ultimate impact of COVID-19 and its variants. Despite improvements in global economic activity levels and higher energy demand compared to 2021, the impact of COVID-19 continue to be unpredictable, including the impact of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. The Partnership is unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact the Partnership’s business, results of operations, financial condition or cash flows. Commodity prices have risen from 2021; however, further negative impact from COVID-19 may require the Partnership to adjust its business plan.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2021 Form 10-K, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three and nine months ended September 30, 2022.

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

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the shares of TGR Class A common stock (as defined in Note 3) sold in the TGR IPO that are redeemable for cash by the public TGR shareholders concurrently with TGR’s initial business combination or in the event of TGR’s failure to complete a business combination or a tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount remains accreted to its full redemption value at September 30, 2022.

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

In addition, TGR incurred $12.7 million of fees and expenses, of which $8.1 million were deferred underwriting commissions that will become payable to the underwriters solely in the event that TGR completes the Business Combination, which were included in deferred underwriting commissions on the accompanying unaudited interim consolidated balance sheet at September 30, 2022.

In May 2021, prior to TGR’s IPO, TGR Sponsor paid $25,000 in exchange for the issuance of (i) 5,750,100 shares of TGR’s Class B common stock, par value $0.0001 per share (the “TGR Class B common stock”), and (ii) 2,500 shares of TGR Class A common stock. Additionally, in May 2021, TGR paid $25,000 to Kimbell Tiger Operating Company (“TGR Opco”) in exchange for the issuance of 2,500 Class A units of TGR Opco. Also in May 2021, TGR Sponsor received 100 Class A units of TGR Opco in exchange for $1,000 and 5,750,000 Class B units of TGR Opco. The shares of TGR Class B common stock and corresponding number of Class B units of TGR Opco (or the Class A units of TGR Opco into which such Class B units will convert) are collectively referred to as the “Founders Shares.” The Founders Shares will be exchangeable for shares of TGR Class A common stock upon completion of the Business Combination on a one-for-one basis, subject to certain adjustments. Class A units and Class B units of TGR Opco are substantially similar, other than certain distribution rights, and are entitled to vote together as a single class on all matters submitted for stockholder vote.

In determining the accounting treatment of the Partnership’s equity interest in TGR, management concluded that TGR is a VIE as defined by Accounting Standards Codification Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. TGR Sponsor is the primary beneficiary of TGR as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from TGR, as well as the power to direct a majority of the activities that significantly impact TGR’s economic performance, including identification of a target for its Business Combination. As such, TGR is consolidated into the Partnership’s financial statements through TGR Sponsor.

Proceeds of $236.9 million were deposited in a trust account established for the benefit of TGR’s public unitholders consisting of certain proceeds from the TGR IPO and certain proceeds from the sale of the private placement warrants, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $236.9 million, representing the number of TGR units sold at a redemption value of $10.30 per unit, is required by the underwriting agreement to be maintained in the trust account. The proceeds held in the trust account are only permitted to be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act that invest only in direct U.S. government treasury obligations. In connection with the trust account, the Partnership reported investments held in trust of $238.4 million on the accompanying unaudited interim consolidated balance sheet as of September 30, 2022.

The public unitholders’ ownership of TGR Class A common stock represents a redeemable non-controlling interest to the Partnership, which is classified outside of permanent unitholders’ equity as the TGR Class A common stock is redeemable at the option of the public unitholders in connection with the Business Combination. The carrying amount of the redeemable non-controlling interest is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable non-controlling interest’s share of TGR’s net income or loss and distributions or (ii) the redemption value. The public unitholders of TGR Class A common stock will be entitled in certain circumstances to redeem their shares of TGR Class A common stock for a pro rata portion of the amount in the trust account at $10.30 per share of TGR Class A common stock held, plus any pro rata interest earned on the funds held in the trust account. As of September 30, 2022, the carrying amount of the redeemable non-controlling interest was recorded at its redemption value of $236.9 million. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized as a deemed dividend and are recorded directly to unitholders’ equity on the accompanying unaudited interim consolidated balance sheets.

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

As of September 30, 2022, the Partnership owned approximately 20% of the common stock of TGR and the net loss and net assets of TGR were consolidated with the Partnership’s financial statements. The remaining approximately 80% of the consolidated net loss and net assets of TGR, representing the percentage of economic interest in TGR held by public shareholders of TGR through their ownership of TGR common stock, were allocated to redeemable non-controlling interest. The total assets of TGR are $239.1 million and total liabilities are $8.5 million as of September 30, 2022. The assets of TGR held outside of trust can only be used to settle obligations of TGR and there is no recourse to the Partnership for TGR’s liabilities. All warrants and TGR Class B common stock held by the Partnership are eliminated in consolidation. Also, all transactions between TGR and the Partnership, as well as related financial statement impact, are eliminated in consolidation.

NOTE 4—DERIVATIVES

Commodity Derivatives

The Partnership’s ongoing operations expose it to changes in the market price for oil and natural gas. To mitigate the inherent commodity price risk associated with its operations, the Partnership uses oil and natural gas commodity derivative financial instruments. From time to time, such instruments may include variable-to-fixed-price swaps, costless collars, fixed-price contracts and other contractual arrangements. The Partnership enters into oil and natural gas derivative contracts that contain netting arrangements with each counterparty.

As of September 30, 2022, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of September 30, 2022, these economic hedges constituted approximately 25% of daily oil and natural gas production.

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

Interest Rate Swaps

On January 27, 2021, the Partnership entered into an interest rate swap with Citibank, N.A., New York (“Citibank”), which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility. On May 17, 2022, the Partnership entered into a partial termination agreement with Citibank to unwind 50% of the interest rate swap. On August 8, 2022, the Partnership entered into a termination agreement with Citibank to unwind the remaining 50% of the interest rate swap. The terminations resulted in a $3.4 million gain and $6.4 million gain for the three and nine months ended September 30, 2022, respectively, which is included in other income (expense) in the accompanying unaudited interim consolidated statements of operations. The Partnership used an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converted a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps were recognized as gains or losses in the current period and were presented on a net basis within other income in the accompanying unaudited interim consolidated statements of operations.

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in fair value consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning fair value of derivative instruments	$(38,741,643)	$(29,998,417)	$(26,624,646)	$(6,280,863)
Loss on derivative instruments	(1,022,399)	(17,676,825)	(35,456,734)	(45,615,784)
Net cash paid on settlements of derivative instruments	14,410,499	6,425,055	36,727,837	10,646,460
Ending fair value of derivative instruments	$(25,353,543)	$(41,250,187)	$(25,353,543)	$(41,250,187)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		September 30,	December 31,
Classification	Balance Sheet Location	2022	2021
Assets:
Current assets	Derivative assets	$—	$166,307
Long-term assets	Derivative assets	—	1,590,501
Liabilities:
Current liabilities	Derivative liabilities	(23,477,833)	(24,190,678)
Long-term liabilities	Derivative liabilities	(1,875,710)	(4,190,776)
		$(25,353,543)	$(26,624,646)

As of September 30, 2022, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
October 2022 - December 2022	109,388	$46.00	$46.00	$46.00
January 2023 - December 2023	303,411	$59.35	$53.38	$63.00
January 2024 - September 2024	159,596	$76.34	$69.30	$82.40

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
October 2022 - December 2022	1,383,496	$2.58	$2.58	$2.58
January 2023 - December 2023	4,245,899	$2.90	$2.52	$3.28
January 2024 - September 2024	2,418,128	$4.30	$4.15	$4.45

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of September 30, 2022 and December 31, 2021 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2022 and 2021.

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

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
September 30, 2022
Assets
Investments held in trust	$238,412,777	$—	$—	$—	$238,412,777
Liabilities
Commodity derivative contracts	$—	$(25,353,543)	$—	$—	$(25,353,543)
December 31, 2021
Assets
Interest rate swap contracts	$—	$1,756,808	$—	$—	$1,756,808
Liabilities
Commodity derivative contracts	$—	$(28,381,454)	$—	$—	$(28,381,454)

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	September 30,	December 31,
	2022	2021
Oil and natural gas properties
Proved properties	$1,156,149,642	$1,051,111,311
Unevaluated properties	48,689,818	153,284,173
Less: accumulated depreciation, depletion and impairment	(696,086,227)	(663,603,142)
Total oil and natural gas properties	$508,753,233	$540,792,342

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

After evaluating certain external factors in 2020, the Partnership determined that it did not have reasonable certainty as to the timing of the development of the proved undeveloped (“PUD”) reserves and, therefore did not book PUD reserves in its total estimated proved reserves as of September 30, 2022 or December 31, 2021 and it does not intend to book PUD reserves going forward.

The Partnership did not record an impairment on its oil and natural gas properties for the three or nine months ended September 30, 2022 or 2021.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of September 30, 2022 is 6.61 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 6.75% for the nine months ended September 30, 2022.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. The total operating lease expense recorded for both the three months ended September 30, 2022 and 2021 was $0.1 million. The total operating lease expense recorded for both the nine months ended September 30, 2022 and 2021 was $0.4 million.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

Future minimum lease commitments as of September 30, 2022 were as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$3,322,278	$121,818	$487,787	$488,725	$497,033	$507,648	$1,219,267
Less: Imputed Interest	(683,042)
Total	$2,639,236

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

During the nine months ended September 30, 2022, the Partnership borrowed an additional $43.2 million under the secured revolving credit facility and repaid approximately $56.4 million of the outstanding borrowings. As of September 30, 2022, the Partnership’s outstanding balance was $203.9 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of September 30, 2022.

As of September 30, 2022, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.50% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.50%. For the three and nine months ended September 30, 2022, the weighted average interest rate on the Partnership’s outstanding borrowings was 5.54% and 4.79%, respectively.

The 1-week and 2-month U.S. dollar LIBOR settings ceased to be published after December 31, 2021, and the U.K. Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR rates for the remaining U.S. dollar settings after June 30, 2023. In response, the Partnership’s secured revolving credit facility has transitioned to the use of the SOFR published by the Federal Reserve Bank of New York in replacement of LIBOR.

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

As of September 30, 2022 and December 31, 2021, no Series A preferred units remain outstanding.

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of September 30, 2022, the Partnership had a total of 57,331,833 common units issued and outstanding and 8,211,579 Class B units outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2021	47,162,773
Conversion of Class B units	9,400,000
Common units issued under the A&R LTIP (1)	963,835
Restricted units repurchased for tax withholding	(193,604)
Forfeiture of restricted units	(1,171)
Balance at September 30, 2022	57,331,833
(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 24, 2022.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2022	$0.47	April 22, 2022	May 2, 2022	May 9, 2022
Q2 2022	$0.55	August 3, 2022	August 15, 2022	August 22, 2022
Q3 2022	$0.49	November 3, 2022	November 14, 2022	November 21, 2022

Q1 2021	$0.27	April 23, 2021	May 3, 2021	May 10, 2021
Q2 2021	$0.31	July 23, 2021	August 2, 2021	August 9, 2021
Q3 2021	$0.37	October 22, 2021	November 1, 2021	November 8, 2021

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2021	17,611,579
Conversion of Class B units	(9,400,000)
Balance at September 30, 2022	8,211,579

For each Class B unit issued, five cents has been paid to the Partnership as additional consideration (the “Class B Contribution”). Holders of the Class B units are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution prior to distributions on the common units and OpCo common units.

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common units of Kimbell Royalty Partners, LP	$38,343,786	$1,837,579	$83,536,606	$2,624,532
Accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	—	—	(17,845,231)	—
Net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	38,343,786	1,837,579	65,691,375	2,624,532
Diluted net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable noncontrolling interest in Kimbell Tiger Acquisition Corporation	38,343,786	1,837,579	65,691,375	2,624,532

Weighted average number of common units outstanding:
Basic	55,434,641	41,106,157	52,302,235	39,383,172
Effect of dilutive securities:
Class B units	8,211,579	17,611,579	11,245,161	19,253,448
Restricted units	1,897,192	1,793,578	1,850,067	1,712,915
Diluted	65,543,412	60,511,314	65,397,463	60,349,535

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.69	$0.04	$1.26	$0.07
Diluted	$0.59	$0.03	$1.00	$0.04

The calculation of diluted net income per share for the three and nine months ended September 30, 2022 and 2021 includes the conversion of all Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2021	1,560,899	$11.108	1.775 years
Awarded	963,835	15.820	—
Vested	(626,371)	10.944	—
Forfeited	(1,171)	15.820	—
Unvested at September 30, 2022	1,897,192	$13.553	1.769 years

NOTE 13—INCOME TAXES

The Partnership’s provision for income taxes is based on the estimated annual effective tax rate plus discrete items. The Partnership recorded an income tax benefit of $0.2 million and an expense of $1.9 million for the three and nine months ended September 30, 2022, respectively. The income tax expense recorded by the Partnership for the nine months ended September 30, 2022 primarily related to the significant increase in commodity prices which generated forecasted taxable net income for the year ended December 31, 2022.

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

During the three and nine months ended September 30, 2022 and 2021, no monthly services fee was paid to BJF Royalties. During the three months ended September 30, 2022, the Partnership made payments to K3 Royalties in the amount of $30,000. During the nine months ended September 30, 2022, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $90,000, $41,251 and $75,090, respectively. Certain consultants who provide services under management services agreements are granted restricted units under the Partnership’s A&R LTIP.

Commencing on the date of the TGR IPO, TGR agreed to pay the Partnership a total of $25,000 per month for office space utilities, secretarial support and administrative services provided to members of the management team. Upon completion of TGR’s initial Business Combination or TGR’s liquidation, TGR will cease paying these monthly fees. During the three and nine months ended September 30, 2022, TGR incurred $75,000 and $193,750, respectively, as part of this service agreement. Such fees are eliminated in consolidation.

NOTE 15—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of September 30, 2022.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to September 30, 2022 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On November 3, 2022, the Board of Directors declared a quarterly cash distribution of $0.49 per common unit and $0.509479 per OpCo common unit for the quarter ended September 30, 2022. The Partnership intends to pay this distribution on November 21, 2022 to common unitholders and OpCo common unitholders of record as of the close of business on November 14, 2022.

As to the Partnership, $0.019479 of the OpCo common unit distribution corresponds to a tax payment made by the Partnership in the third quarter of 2022. Under the limited liability company agreement of the Operating Company, the Partnership is not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and natural gas liquids (“NGLs”), including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the energy and environmental proposals being considered and evaluated by the federal government and other regulating bodies, weakness in the capital markets or the ongoing and potential impact to financial markets and worldwide economic activity resulting from the ongoing coronavirus (“COVID-19”) pandemic and related governmental actions;
●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine;

●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impact of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including the Biden administration’s proposals and recent executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions;
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;
●	the ability of Kimbell Tiger Acquisition Corporation (“TGR”) to select an appropriate target business or businesses, enter into a binding agreement with a target and complete its initial business combination, as well as its ability to obtain necessary financing to complete its initial business combination; and
●	the overall performance and success of any target business or businesses selected by TGR for its initial business combination.

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

As of September 30, 2022, we owned mineral and royalty interests in approximately 11.4 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 62% of our aggregate acres located in the Permian Basin, Mid-Continent and Bakken/Williston Basin. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of September 30, 2022, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 122,000 gross wells, including over 46,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as of September 30, 2022:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	2,935,371	23,560	2,431	46,933
Mid‑Continent	5,369,358	44,310	1,801	19,118
Haynesville	1,428,907	7,919	4,189	16,065
Appalachia	741,354	23,203	1,850	3,818
Bakken	1,640,077	6,138	846	5,180
Eagle Ford	624,148	6,730	1,762	3,930
Rockies	74,152	1,036	847	12,502
Other	3,232,561	36,693	1,259	15,353
Total	16,045,928	149,589	14,985	122,899
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2021 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of September 30, 2022:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	299	265	1.04	0.87
Mid‑Continent	118	40	0.24	0.07
Haynesville	93	36	0.64	0.25
Appalachia	4	12	0.02	0.02
Bakken	90	125	0.10	0.78
Eagle Ford	62	77	0.40	0.80
Rockies	16	20	0.03	0.18
Total	682	575	2.47	2.97
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

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

In determining the accounting treatment of our equity interest in TGR, management concluded that TGR is a variable interest entity (“VIE”) as defined by Accounting Standards Codification Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. TGR Sponsor is the primary beneficiary of TGR as it has, through its equity interest, the right to receive benefits or the obligation to absorb losses from TGR, as well as the power to direct a majority of the activities that significantly impact TGR’s economic performance, including identification of a target for its Business Combination. As such, TGR is fully consolidated into our financial statements.

As of September 30, 2022, we owned approximately 20% of the common stock of TGR and the net loss and net assets of TGR were consolidated with our financial statements. The remaining approximate 80% of the consolidated net loss and net assets of TGR, representing the percentage of economic interest in TGR held by public shareholders of TGR through their ownership of TGR common stock, were allocated to redeemable non-controlling interest. All transactions between TGR and TGR Sponsor, as well as related financial statement impact, eliminate in consolidation.

Quarterly Distributions

On November 3, 2022, the Board of Directors declared a quarterly cash distribution of $0.49 per common unit representing limited partner interests in the Partnership (“common units”) and $0.509479 per common unit of the Operating Company (“OpCo common units”) for the quarter ended September 30, 2022. We intend to pay the distributions on November 21, 2022 to common unitholders and OpCo common unitholders of record as of the close of business on November 14, 2022.

As to us, $0.019479 of the OpCo common unit distribution corresponds to a tax payment made by us in the third quarter of 2022. Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by us.

Business Environment

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

COVID-19 remains a global health crisis and there continues to be considerable uncertainty regarding the ultimate impact of COVID-19 and its variants. Despite improvements in global economic activity levels and higher energy demand compared to 2021, the impact of COVID-19 continue to be unpredictable, including the impact of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. The Partnership is unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact the Partnership’s business, results of operations, financial condition or cash flows. Commodity prices have risen from 2021; however, further negative impact from COVID-19 may require the Partnership to adjust its business plan.

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

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. As noted above, the supply and demand imbalance resulting from the COVID-19 outbreak and various OPEC announcements, the winter storms experienced in parts of the United States in February 2021 and the current conflict between Russia and Ukraine have created increased volatility in oil and natural gas prices. The table below demonstrates such volatility for the periods presented as reported by the United States Energy Information Administration (the “EIA”).

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	High	Low	High	Low
Oil ($/Bbl)	$123.64	$75.99	$75.54	$47.47
Natural gas ($/MMBtu)	$9.85	$3.73	$23.86	$2.43

On October 28, 2022, the West Texas Intermediate posted price for crude oil was $87.85 per Bbl and the Henry Hub spot market price of natural gas was $5.02 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Oil ($/Bbl)	$93.06	$70.58	$98.96	$65.05
Natural gas ($/MMBtu)	$8.03	$4.35	$6.74	$3.61

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased significantly to 745 active land rigs at September 30, 2022 compared to 513 active land rigs at September 30, 2021. The 745 active land rigs at September 30, 2022 increased by 2.1% from 730 active land rigs at June 30, 2022. The overall increase in rig count is primarily attributable to an uptake in the oil and natural gas market as a result of improved oil and natural gas prices and overall supply shortages.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	September 30,
Basin or Producing Region	2022	2021
Permian Basin	39	24
Mid‑Continent	9	10
Haynesville	18	16
Appalachia	1	—
Bakken	4	5
Eagle Ford	6	5
Rockies	1	—
Other	1	—
Total	79	60

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our revenue for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty income
Oil sales	43%	47%	46%	49%
Natural gas sales	48%	39%	43%	37%
NGL sales	9%	11%	10%	11%
Lease bonus and other income	—%	3%	1%	3%
	100%	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through September 2024, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, non cash unit based compensation, unrealized gains and losses on derivative instruments, cash distribution from affiliate, equity income (loss) in affiliate, gains and losses on sales of assets and operational impacts of VIEs, which include general and administrative expense and interest income. Adjusted EBITDA is not a measure of net income (loss) as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$43,845,114	$7,466,496	$95,546,524	$11,714,289
Depreciation and depletion expense	11,326,791	8,828,517	33,359,915	25,076,429
Interest expense	3,667,534	2,495,465	9,868,679	6,692,263
Cash distribution from affiliate	—	174,636	385,326	664,916
Income tax (benefit) expense	(224,883)	—	1,850,357	—
EBITDA	58,614,556	18,965,114	141,010,801	44,147,897
Unit-based compensation	2,981,903	2,760,528	8,125,736	8,196,939
(Gain) loss on derivative instruments, net of settlements	(13,388,100)	11,251,770	(1,271,103)	34,969,324
Cash distribution from affiliate	—	314,786	473,812	500,389
Equity income in affiliate	(23,727)	(261,336)	(3,658,460)	(719,958)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(1,188,256)	—	(1,512,777)	—
General and administrative expenses	527,634	—	1,857,593	—
Consolidated Adjusted EBITDA	47,524,010	33,030,862	145,025,602	87,094,591
Adjusted EBITDA attributable to noncontrolling interest	(5,954,026)	(9,610,844)	(18,187,707)	(26,699,083)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	41,569,984	23,420,018	126,837,895	60,395,508
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	2,624,190	1,426,409	7,024,551	3,774,193
Cash distributions on Series A preferred units	—	310,205	—	1,624,835
Restricted units repurchased for tax withholding	—	—	—	763,093
Cash income tax expense	1,024,000	—	3,067,374	—
Distributions on Class B units	8,211	17,610	34,032	59,170
Cash available for distribution on common units	$37,913,583	$21,665,794	$116,711,938	$54,174,217

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$51,550,250	$25,122,540	$128,005,890	$69,082,654
Interest expense	3,667,534	2,495,465	9,868,679	6,692,263
Income tax (benefit) expense	(224,883)	—	1,850,357	—
Amortization of right-of-use assets	(80,541)	(75,593)	(237,839)	(221,294)
Amortization of loan origination costs	(480,057)	(394,582)	(1,381,717)	(1,148,066)
Equity income in affiliate, net	23,727	261,336	273,135	719,958
Forfeiture of restricted units	—	—	19,813	—
Unit-based compensation	(2,981,903)	(2,760,528)	(8,125,736)	(8,196,939)
Gain (loss) on derivative instruments, net of settlements	13,388,100	(11,251,770)	1,271,103	(34,969,324)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(7,208,042)	6,964,956	11,240,327	13,130,343
Accounts receivable and other current assets	450,477	(55,098)	(455,642)	521,569
Accounts payable	678,811	(133)	(63,161)	(139,753)
Other current liabilities	(1,240,468)	(1,417,494)	(3,099,504)	(1,552,405)
Operating lease liabilities	81,597	76,015	241,314	228,891
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	1,188,256	—	1,512,777	—
Other assets and liabilities	(198,302)	—	91,005	—
EBITDA	58,614,556	18,965,114	141,010,801	44,147,897
Add:
Unit-based compensation	2,981,903	2,760,528	8,125,736	8,196,939
(Gain) loss on derivative instruments, net of settlements	(13,388,100)	11,251,770	(1,271,103)	34,969,324
Cash distribution from affiliate	—	314,786	473,812	500,389
Equity income in affiliate	(23,727)	(261,336)	(3,658,460)	(719,958)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	(1,188,256)	—	(1,512,777)	—
General and administrative expenses	527,634	—	1,857,593	—
Consolidated Adjusted EBITDA	47,524,010	33,030,862	145,025,602	87,094,591
Adjusted EBITDA attributable to noncontrolling interest	(5,954,026)	(9,610,844)	(18,187,707)	(26,699,083)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	41,569,984	23,420,018	126,837,895	60,395,508
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	2,624,190	1,426,409	7,024,551	3,774,193
Cash distributions on Series A preferred units	—	310,205	—	1,624,835
Restricted units repurchased for tax withholding	—	—	—	763,093
Cash income tax expense	1,024,000	—	3,067,374	—
Distributions on Class B units	8,211	17,610	34,032	59,170
Cash available for distribution on common units	$37,913,583	$21,665,794	$116,711,938	$54,174,217

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and nine months ended September 30, 2022 and 2021 include the acquisition of all of the equity interests in certain subsidiaries owned by Caritas Royalty Fund LLC and certain of its affiliates (the “Cornerstone Acquisition”).

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

Impairment of Oil and Natural Gas Properties

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience significant downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and natural gas prices increase the cost center ceiling applicable to the subsequent period. We did not record an impairment on our oil and natural gas properties for the three and nine months ended September 30, 2022 and 2021.

After evaluating certain external factors in 2020, we determined that we did not have reasonable certainty as to the timing of the development of the proved undeveloped (“PUD”) reserves and, therefore we did not book PUD reserves in our total estimated proved reserves as of September 30, 2022 or December 31, 2021 and we do not intend to book PUD reserves going forward. Because we do not intend to book PUD reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$73,867,992	$47,638,423	$217,543,364	$122,844,684
Lease bonus and other income	171,702	1,722,508	2,039,154	3,013,041
Loss on commodity derivative instruments, net	(1,116,722)	(17,566,617)	(40,194,369)	(45,919,531)
Total revenues	72,922,972	31,794,314	179,388,149	79,938,194
Costs and expenses
Production and ad valorem taxes	4,518,580	3,104,502	13,542,285	8,100,733
Depreciation and depletion expense	11,326,791	8,828,517	33,359,915	25,076,429
Marketing and other deductions	3,068,244	2,996,434	10,639,314	8,842,942
General and administrative expenses	7,482,814	6,766,628	21,938,249	20,247,843
Consolidated variable interest entities related:
General and administrative expense	527,634	—	1,857,593	—
Total costs and expenses	26,924,063	21,696,081	81,337,356	62,267,947
Operating income	45,998,909	10,098,233	98,050,793	17,670,247
Other income (expense)
Equity income in affiliate	23,727	261,336	3,658,460	719,958
Interest expense	(3,667,534)	(2,495,465)	(9,868,679)	(6,692,263)
Other income (expense)	76,873	(397,608)	4,043,530	16,347
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	1,188,256	—	1,512,777	—
Net income before income taxes	43,620,231	7,466,496	97,396,881	11,714,289
Income tax (benefit) expense	(224,883)	—	1,850,357	—
Net income	43,845,114	7,466,496	95,546,524	11,714,289
Distribution and accretion on Series A preferred units	—	(4,849,996)	—	(8,005,932)
Net income and distributions and accretion on Series A preferred units attributable to noncontrolling interests in OpCo	(5,493,117)	(761,311)	(11,975,886)	(1,024,655)
Distribution on Class B units	(8,211)	(17,610)	(34,032)	(59,170)
Net income attributable to common units of Kimbell Royalty Partners, LP	$38,343,786	$1,837,579	$83,536,606	$2,624,532
Production Data:
Oil (Bbls)	345,867	345,273	1,058,423	1,003,795
Natural gas (Mcf)	5,130,753	4,995,962	15,146,635	14,267,115
Natural gas liquids (Bbls)	177,651	184,591	558,806	525,486
Combined volumes (Boe) (6:1)	1,378,644	1,362,524	4,141,668	3,907,134

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2022, our oil, natural gas and NGL revenues were $73.9 million, an increase of $26.3 million from $47.6 million for the three months ended September 30, 2021. The increase in oil, natural gas and NGL revenues was primarily related to the increase in the average prices we received for oil, natural gas and NGL production, and to a lesser extent, an increase in production volumes for the three months ended September 30, 2022 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 1,378,644 Boe or 14,985 Boe/d, for the three months ended September 30, 2022, an increase of 16,120 Boe or 175 Boe/d, from 1,362,524 Boe or 14,810 Boe/d, for the three months ended September 30, 2021. Our total production mix for the three months ended September 30, 2022 composed of approximately 62% from natural gas, 25% from oil and 13% from NGLs. The increase in production for the three months ended September 30, 2022 from September 30, 2021 was primarily attributable to production associated with the assets located in the Mid-Continent and Haynesville basins primarily as a result of the Cornerstone Acquisition, partially offset by a reduction in production in the remaining basins.

Our operators received an average of $92.65 per Bbl of oil, $6.92 per Mcf of natural gas and $35.50 per Bbl of NGL for the volumes sold during the three months ended September 30, 2022 compared to $67.47 per Bbl of oil, $3.82 per Mcf of natural gas and $28.42 per Bbl of NGL for the volumes sold during the three months ended September 30, 2021. These average prices received during the three months ended September 30, 2022 increased 37.3% or $25.18 per Bbl of oil and 81.2% or $3.10 per Mcf of natural gas as compared to the three months ended September 30, 2021. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increases of 31.9% or $22.48 per Bbl of oil and 84.6% or $3.68 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $0.2 million for the three months ended September 30, 2022 compared to $1.7 million for the three months ended September 30, 2021. Lease bonus and other income for the three months ended September 30, 2021 included a $1.5 million lease bonus received related to properties in the Permian Basin.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended September 30, 2022 included $16.7 million of mark-to-market gains and $17.8 million of losses on the settlement of commodity derivative instruments compared to $11.2 million of mark-to-market losses and $6.4 million of losses on the settlement of commodity derivative instruments for the three months ended September 30, 2021. We recorded a mark-to-market gain for the three months ended September 30, 2022 as a result of the maturity of derivative contracts with lower strike pricing. This gain was offset by the losses on the settlement of commodity derivative instruments. We recorded a mark-to-market loss for the three months ended September 30, 2021 as a result of the increase in strip pricing from the three months ended June 30, 2021 to the three months ended September 30, 2021.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended September 30, 2022 were $4.5 million, an increase of $1.4 million from $3.1 million for the three months ended September 30, 2021. The increase in production and ad valorem taxes was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the three months ended September 30, 2022, and to a lesser extent, the Cornerstone Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended September 30, 2022 was $11.3 million, an increase of $2.5 million from $8.8 million for the three months ended September 30, 2021. The increase in depreciation and depletion expense was due to Cornerstone Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $8.06 for the three months ended September 30, 2022, an increase of $1.85 per barrel from the $6.21 average depletion rate per barrel for the three months ended September 30, 2021. The increase in the depletion rate was due to the Cornerstone

Acquisition that was closed in December 2021 which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended September 30, 2022 remained flat at $3.1 million, compared to $3.0 million for the three months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $7.5 million, an increase of $0.7 million from $6.8 million for the three months ended September 30, 2021. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was attributable to a $0.2 million increase in unit-based compensation expense and cash general and administrative expenses resulting from an increase in our costs associated with company growth.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $3.7 million compared to $2.5 million for the three months ended September 30, 2021. The increase in interest expense was primarily due to debt incurred in 2021 to fund the redemption of the Series A preferred units and the Cornerstone Acquisition. Also contributing to the increase in interest expense was a 1.55% increase in the weighted average interest rate on the Partnership’s outstanding borrowings for the three months ended September 30, 2022.

Income Tax (Benefit) Expense

We recorded a benefit from income taxes of $0.2 million for the three months ended September 30, 2022. The benefit from income taxes recorded during the three months ended September 30, 2022 was due to a change in the estimated income tax expense for the year ended December 31, 2022.

Comparison of the Nine months ended September 30, 2022 to the Nine months ended September 30, 2021

Oil, Natural Gas and NGL Revenues

For the nine months ended September 30, 2022, our oil, natural gas and NGL revenues were $217.5 million, an increase of $94.7 million from $122.8 million for the nine months ended September 30, 2021. The increase in oil, natural gas and NGL revenues was primarily related to the increase in the average prices we received for oil, natural gas and NGL production, and to a lesser extent, an increase in production volumes for the nine months ended September 30, 2022 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 4,141,668 Boe or 14,869 Boe/d, for the nine months ended September 30, 2022, an increase of 234,534 Boe or 557 Boe/d, from 3,907,134 Boe or 14,312 Boe/d, for the nine months ended September 30, 2021. Our total production mix for the nine months ended September 30, 2022 composed of approximately 61% from natural gas, 26% from oil and 13% from NGLs. The increase in production for the nine months ended September 30, 2022 from September 30, 2021 was primarily as a result of the Cornerstone Acquisition.

Our operators received an average of $94.84 per Bbl of oil, $6.23 per Mcf of natural gas and $40.71 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2022 compared to $61.99 per Bbl of oil, $3.28 per Mcf of natural gas and $26.27 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2021. These average prices received during the nine months ended September 30, 2022 increased 53.0% or $32.85 per Bbl of oil and 89.9% or $2.95 per Mcf of natural gas as compared to the nine months ended September 30, 2021. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increases of 52.1% or $33.91 per Bbl of oil and 86.7% or $3.13 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $2.0 million for the nine months ended September 30, 2022 compared to $3.0 million for the nine months ended September 30, 2021. Lease bonus and other income for the nine months ended September 30, 2021 included a $1.5 million lease bonus received related to properties in the Permian Basin.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the nine months ended September 30, 2022 included $3.0 million of mark-to-market losses and $43.2 million of losses on the settlement of commodity derivative instruments compared to $35.4 million of mark-to-market losses and $10.5 million of losses on the settlement of commodity derivative instruments for the nine months ended September 30, 2021. We recorded a mark-to-market loss for the nine months ended September 30, 2022 as a result of the increase in the strip pricing of oil and natural gas from December 31, 2021. We recorded a mark-to-market loss for the nine months ended September 30, 2021 as a result of the increase in strip pricing from December 31, 2020.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the nine months ended September 30, 2022 were $13.5 million, an increase of $5.4 million from $8.1 million for the nine months ended September 30, 2021. The increase in production and ad valorem taxes was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the nine months ended September 30, 2022, and to a lesser extent, the Cornerstone Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the nine months ended September 30, 2022 was $33.4 million, an increase of $8.3 million from $25.1 million for the nine months ended September 30, 2021. The increase in depreciation and depletion expense was due to Cornerstone Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $7.84 for the nine months ended September 30, 2022, an increase of $1.66 per barrel from the $6.18 average depletion rate per barrel for the nine months ended September 30, 2021. The increase in the depletion rate was due to the Cornerstone Acquisition that was closed in December 2021 which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the nine months ended September 30, 2022 were $10.6 million, an increase of $1.8 million from $8.8 million for the nine months ended September 30, 2021. The increase in marketing and other deductions was primarily related to the significant increase in the average prices we received for oil, natural gas and NGL production for the nine months ended September 30, 2022, and to a lesser extent, the Cornerstone Acquisition.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $21.9 million, an increase of $1.7 million from $20.2 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to legal and professional fees incurred related to the special meeting of unitholders of the Partnership in May 2022, at which our unitholders approved the adoption of our Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan and our Amended and Restated Agreement of Limited Partnership.

Interest Expense

Interest expense for the nine months ended September 30, 2022 was $9.9 million compared to $6.7 million for the nine months ended September 30, 2021. The increase in interest expense was primarily due to debt incurred in 2021 to fund the redemption of the Series A preferred units and the Cornerstone Acquisition. Also contributing to the increase in interest expense was a 0.95% increase in the weighted average interest rate on the Partnership’s outstanding borrowings for the nine months ended September 30, 2022.

Income Tax (Benefit) Expense

We recorded an income tax expense of $1.9 million for the nine months ended September 30, 2022. The income tax expense recorded during the nine months ended September 30, 2022 was due to the significant increase in commodity prices which generated forecasted taxable net income for the year ended December 31, 2022.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings, and our primary uses of cash are for distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. See “Indebtedness” below for further discussion of our secured revolving credit facility.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the third quarter of 2022 for the repayment of $10.9 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the third quarter of 2022. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or

(iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our third quarter 2022 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
Cash Flow Data:
Net cash provided by operating activities	$128,005,890	$69,082,654
Net cash used in investing activities	(233,997,215)	(755,777)
Net cash provided by (used in) financing activities	116,045,612	(65,433,098)
Net increase in cash and cash equivalents	$10,054,287	$2,893,779

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2022 were $128.0 million, an increase of $58.9 million compared to $69.1 million for the nine months ended September 30, 2021. The increase in cash flows provided by operating activities was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the nine months ended September 30, 2022.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2022 were $234.0 million compared to $0.8 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, cash flows used in investing activities include $236.9 million of investments held in marketable securities related to TGR, $0.4 million used to fund costs associated with the Cornerstone Acquisition and $0.1 million used to fund the purchase of equipment, partially offset by $3.5 million in cash distributions received in connection to the joint venture with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP (the “Joint Venture”). For the nine months ended September 30, 2021, we used $0.7 million primarily to fund the renovation of office space and $0.5 million primarily to fund the acquisition of assets from Nail Bay Royalties, LLC and Oil Nut Bay Royalties, LP, partially offset by a $0.5 million cash distribution received in connection the Joint Venture during the period.

Financing Activities

Cash flows provided by financing activities were $116.0 million for the nine months ended September 30, 2022 compared to $65.4 million of cash flows used in financing activities for the nine months ended September 30, 2021. Cash flows provided by financing activities for the nine months ended September 30, 2022 consists of $227.6 million in proceeds from the initial public offering of TGR and $43.2 million of additional borrowings under our secured revolving credit facility, partially offset by $91.1 million of distributions paid to holders common units, OpCo common units and Class B units, $56.4 million used to repay borrowings under out secured revolving credit facility, $3.3 million of restricted units repurchased for tax withholding, $2.7 million used to pay underwriting commissions related to the equity offering of TGR, $0.5 million paid in connection with the redemption of Class B units, $0.3 paid in connection with fees related to our 2021 equity offering and $0.4 million payment of loan origination costs.

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

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units and OpCo common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the secured revolving credit facility) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of September 30, 2022, we had outstanding borrowings of $203.9 million under the secured revolving credit facility and $96.1 million of available capacity.

The 1-week and 2-month U.S. dollar LIBOR settings ceased to be published after December 31, 2021 and the U.K. Financial Conduct Authority intends to stop persuading or compelling banks to submit LIBOR rates for the remaining U.S. dollar settings after September 30, 2023. In response, our secured revolving credit facility has transitioned to the use of the SOFR published by the Federal Reserve Bank of New York in replacement of LIBOR.

For additional information on our secured revolving credit facility, please read Note 8―Long-Term Debt to the unaudited interim consolidated financial statements included in this Quarterly Report.

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes. Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. We estimate that a portion of our quarterly distributions will constitute a non-taxable reduction to the tax basis of unitholders’ common units. The reduced tax basis will increase unitholders’ capital gain (or decrease unitholders’ capital loss) when unitholders sell their common units. We currently believe that the portion that constitutes dividends for U.S. federal income tax purposes will be considered qualified dividends, subject to holding period and certain other conditions, which are subject to a tax rate of 0%, 15% or 20% depending on the income level and tax filing status of a unitholder for 2022. Our estimates regarding treatment of our distributions are based on currently available information only and are subject to change, including with respect to prior quarters.

Distributions in excess of the amount taxable as dividend income will reduce a common unitholder's tax basis in its common units or produce capital gain to the extent they exceed a common unitholder's tax basis. Any reduced tax basis will increase a common unitholder's capital gain when it sells its common units. Our estimates are the result of certain non-cash expenses (principally depletion) substantially offsetting our taxable income and tax "earnings and profits." Our estimates of the tax treatment of earnings and distributions are based upon assumptions regarding the capital structure and earnings of the Operating Company, our capital structure and the amount of the earnings of the Operating Company allocated to us. Many factors may impact these estimates, including changes in drilling and production activity, commodity prices, future acquisitions or changes in the business, economic, regulatory, legislative, competitive or political environment in which we operate. These estimates are based on current tax law and tax reporting positions that we have adopted and with which the Internal Revenue Service could disagree. These estimates are not fact and should not be relied upon as being necessarily indicative of future results, and no assurances can be made regarding these estimates. You are encouraged to consult with your tax advisor on this matter.

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

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the shares of TGR Class A common stock sold in the TGR IPO that are redeemable for cash by the public shareholders concurrently with TGR’s initial business combination or in the event of TGR’s failure to complete the Business Combination or a tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount remains accreted to its full redemption value at September 30, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2021 Form 10-K. As of September 30, 2022, we did not have any off-balance sheet arrangements. See Note 7—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2022, we had three counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of September 30, 2022, we had total borrowings outstanding under our secured revolving credit facility of $203.9 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $2.0 million annually, assuming that our indebtedness remained constant throughout the year.

On January 27, 2021, we entered into an interest rate swap with Citibank, which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility. On May 17, 2022 we entered into a partial termination agreement with Citibank to unwind 50% of the interest rate swap. On August 8, 2022, we entered into a termination agreement with Citibank to unwind the remaining 50% of the interest rate swap. The terminations resulted in a $3.4 million gain and $6.4 million gain for the three and nine months ended September 30, 2022, respectively, which is included in other income (expense) in the accompanying unaudited interim consolidated statements of operations. We used an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converted a portion of our secured revolving credit facility from a floating to a fixed rate.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2021 through September 30, 2022. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: November 3, 2022	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: November 3, 2022	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer