Form 10-K
period 2022-12-31
Kimbell Royalty Partners, LP
filed 2023-02-23
CIK 1657788

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2022, was $837.5 million, based on the closing price of such common units of $15.68 as reported on the New York Stock Exchange on June 30, 2022. As of February 17, 2023, the registrant had outstanding 64,231,833 common units representing limited partner interests and 15,484,400 Class B units representing limited partner units.

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

DUCs. Drilled but uncompleted wells.

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

Tertiary recovery. Traditionally, the third stage of hydrocarbon production, comprising recovery methods that follow water flooding or pressure maintenance. The principal tertiary recovery techniques used are thermal methods, gas injection and chemical flooding.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Annual Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and NGLs, including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the energy and environmental proposals being considered and evaluated by the federal government and other regulating bodies;
●	weakness in the capital markets or the ongoing and potential impact to financial markets and worldwide economic activity resulting from the coronavirus and its variants (“COVID-19”) and related governmental actions;
●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine;
●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impacts of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;

●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including the Biden administration’s proposals and recent executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions;
●	the ability of Kimbell Tiger Acquisition Corporation (“TGR”) to select an appropriate target business or businesses, enter into a binding agreement with a target and complete its initial business combination, as well as its ability to obtain necessary financing to complete its initial business combination;
●	the overall performance and success of any target business or businesses selected by TGR for its initial business combination; and
●	certain factors discussed elsewhere in this Annual Report.

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

Summary of Risk Factors

Risks Related to Our Organization and Structure

●	We may not have sufficient available cash to pay any quarterly distribution on our common units.
●	Our cash flow may prevent us from paying cash distributions.
●	The amount of our quarterly cash distributions, if any, is directly dependent on the performance of our business. We do not have a minimum quarterly distribution and could pay no distribution with respect to any particular quarter.
●	Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
●	The limited liability company agreement of our General Partner (defined below) contains provisions that may restrict our ability to pursue our business strategies.
●	Our General Partner and its affiliates, including our Sponsors (defined below) and their affiliates, have conflicts of interest with us and limited duties to us and our unitholders.
●	Our partnership agreement does not restrict our Sponsors and their affiliates or the Contributing Parties (defined below) from competing with us.
●	Our General Partner intends to limit its liability under contractual arrangements between us and third parties such that these third parties would not have recourse against our General Partner or its assets.
●	Neither we, our General Partner nor our subsidiaries have any employees, and we rely solely on Kimbell Operating (defined below) to manage and operate, or arrange for the management and operation of, our business.
●	Our partnership agreement restricts the remedies available to our unitholders for actions by our General Partner that might otherwise constitute breaches of fiduciary duty.
●	Our partnership agreement replaces our General Partner’s fiduciary duties with contractual standards.
●	Holders of our common units have limited voting rights and cannot elect our General Partner or its directors.
●	Even if our unitholders are dissatisfied, they cannot remove our General Partner without its consent.
●	Our partnership agreement restricts the voting rights of unitholders owning 20% or more of the interests in any class of our securities.
●	Cost reimbursements due to our General Partner for services provided to us or on our behalf will reduce cash available for distribution.
●	Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
●	Our sole cash-generating asset is our membership interest in the Operating Company.
●	Unitholders may have liability to repay distributions and may be personally liable for the obligations of the partnership.
●	Increases in interest rates may cause the market price of our common units to decline.
●	Our General Partner has a call right that may require unitholders to sell their units.
●	We may issue additional common units and other equity interests without unitholder approval.
●	There are no limitations in our partnership agreement on our ability to issue units ranking senior in right of distributions or liquidation to our common units.
●	The market price of our common units could be materially adversely affected by sales of substantial amounts of our common units in the public or private markets.
●	We are no longer an “emerging growth company,” and must comply with increased reporting and disclosure requirements, which may increase our costs.
●	The price of our common units may fluctuate and unitholders could lose their investment.
●	The New York Stock Exchange (the “NYSE”) does not require a publicly traded partnership to comply with certain corporate governance requirements.
●	Our partnership agreement includes exclusive forum, venue and jurisdiction provisions applicable to our unitholders.
●	If a unitholder is an ineligible holder, the units of such unitholder may be subject to redemption.

Risks Related to Economic Conditions and Our Industry

●	Our revenues are derived from royalty payments that are based on the variable prices at which oil, natural gas and NGLs are sold.
●	A deterioration in general economic, business or industry conditions would materially adversely affect our business.
●	Conservation measures and technological advances could reduce demand for oil and natural gas.
●	Intense competition in the oil and natural gas industry may adversely affect our operators.
●	The results of exploratory drilling in shale plays will be subject to risks and may not meet our expectations for reserves or production.
●	The marketability of oil and natural gas production is dependent upon transportation and other facilities.
●	Drilling for and producing oil and natural gas are high-risk activities.

Risks Related to Our Indebtedness and Derivatives

●	Our derivative activities could result in financial losses and reduce earnings.
●	Restrictions in our secured revolving credit facility and future debt agreements could limit our growth or ability to pay distributions.
●	Any significant reduction in our borrowing base under our secured revolving credit facility may negatively impact our ability to fund our operations.
●	Our debt levels may limit our flexibility to obtain additional financing.

Risks Related to Our Operations

●	Our business is difficult to evaluate because we have made several significant acquisitions.
●	We depend on unaffiliated operators for all of the exploration, development and production on the properties in which we own mineral and royalty interests.
●	We may not be able to terminate our leases if any of the operators of our properties declare bankruptcy.
●	Our success depends on replacing reserves through acquisitions and the development of our properties.
●	Our failure to identify, complete and integrate acquisitions would slow our growth.
●	Any acquisitions of additional mineral and royalty interests will be subject to substantial risks.
●	If we are unable to make acquisitions on economically acceptable terms, our future growth will be limited.
●	Project areas on our properties may not yield oil or natural gas in commercially viable quantities.
●	Our estimated reserves are based on many assumptions that may prove to be inaccurate.
●	We do not intend to retain cash from our operations for replacement capital expenditures.
●	We rely on a few key individuals whose absence or loss could materially adversely affect our business.
●	Loss of our or our operators’ information and computer systems could materially adversely affect our business.
●	Title to the properties in which we have an interest may be impaired by title defects.
●	The potential drilling locations of operators of our properties are susceptible to uncertainties.
●	Acreage must be drilled before lease expiration in order to hold the acreage by production.
●	The unavailability, high cost, or shortages of materials, equipment or personnel may result in increased costs for our operators.
●	Operating hazards and uninsured risks may result in substantial losses to the operators of our properties, which could materially adversely affect our business.
●	If the operators of our properties suspend our right to receive royalty payments for any reason, our business may be adversely affected.
●	We will be required to take write-downs of the carrying values of our properties if commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value.

Tax Risks to Common Unitholders

●	We may incur substantial income tax liabilities.

●	Taxable gain or loss on the sale of our common units could be more or less than expected.
●	Our tax liability may be greater than expected if we do not generate sufficient depletion deductions.
●	Future tax legislation could have an adverse impact on our cash tax liabilities.
●	Certain decreases in the price of our common units could adversely affect our cash available for distribution.
●	The IRS Form 1099-DIVthat you receive from your broker may over-report your dividend income and failure to report your dividend income accurately may cause the IRS to assert audit adjustments.
●	The portion of our distributions taxable as dividends may be greater than expected.
●	If the Operating Company became a publicly traded partnership taxable as a corporation for United States federal income tax purposes, we and the Operating Company might be subject to potentially significant tax inefficiencies.

Legal, Environmental and Regulatory Risks

●	Oil and natural gas operations are subject to various governmental laws and regulations, and compliance with such laws and regulations can be burdensome and expensive.
●	The operators of our properties are subject to complex and evolving environmental and occupational health and safety laws and regulations that may cause delays or expenses that could materially adversely affect our business.
●	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
●	The adoption of climate change legislation and regulations could result in increased operating costs of our operators and reduced demand for oil and natural gas.

Risks Related to Our Investment in TGR

●	TGR may not be able to complete its initial business combination within the prescribed time frame and we could lose our entire investment in TGR.
●	Resources could be wasted in researching acquisitions that are not completed.
●	We and TGR have overlapping directors and management, which may lead to conflicting interests.

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

Item 1. Business

Overview

We are a Delaware limited partnership formed in 2015 to own and acquire mineral and royalty interests in oil and natural gas properties throughout the United States. Effective as of September 24, 2018, the Partnership elected to be taxed as a corporation for United States federal income tax purposes. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post-production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, our Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest.

The diagram below depicts a simplified version of our organizational structure as of February 17, 2023:

Sponsors (1)
100% Membership Interest
Kimbell GP Holdings, LLC
100% Membership Interest
Kimbell Royalty GP, LLC (General Partner)
100% Membership Interest
Kimbell Operating Company, LLC (4)
Public Unitholders (2)
64,201,833 Common Units
80.54% Limited Partner Interest
30,000 Common Units
0.04% Limited Partner Interest
Non-economic General Partner Interest
Class B Unitholders (3)
15,484,400 Class B Units
19.42% Limited Partner Interest
15,484,400 OpCo Units
19.42% OpCo Membership Interest
Kimbell Royalty Partner, LP (NYSE: KRP)
64,231,833 OpCo Units
80.58% OpCo Membership Interest
Kimbell Royalty Operating, LLC
Subsidiaries
Kimbell Tiger Acquisition Sponsor, LLC
2,500 shares Class A common stock
5,750,100 shares Class B common stock
14,100,000 private placement warrants
Public Stockholders
23,000,0000 Class A common stock
11,500,000 public warrants
Kimbell Tiger Acquisition Corp.
100 Class A Units
5,750,000 Class B Units
Managing Member
23,002,500 Class A Units
25,600,000 Opco warrants
Kimbell Tiger Operating Company, LLC

(1)	The Sponsors are affiliates of our founders, Messrs. Fortson, R. Ravnaas, Taylor and Wynne.
(2)	Includes common units beneficially owned by the Sponsors other than those reflected as held by Kimbell GP Holdings, LLC. Also includes common units beneficially owned by our directors and officers and other of our affiliates.
(3)	Includes the Kimbell Art Foundation, Cupola Royalty Direct LLC, Rivercrest Capital Partners LP and certain affiliates of Hatch Royalty LLC.
(4)	Kimbell Operating has entered into a management services agreement with us and separate management services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties for the provision of certain management, administrative and operational services.

Significant Acquisitions

On April 17, 2020, we completed the acquisition of all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”) from the owners of such entities (collectively, the “Springbok Sellers”). The aggregate consideration for the Springbok Acquisition consisted of (i) approximately $95.0 million in cash, (ii) the issuance of 2,224,358 common units representing limited partner interests in the Partnership (“common units”) and (iii) the issuance of 2,497,134 common units of the Operating Company (“OpCo common units”) and an equal number of newly issued Class B common units representing limited partner interests in the Partnership (“Class B units”). At the time of the Springbok Acquisition, the acreage acquired had over 90 operators on 2,160 net royalty acres across core areas of the Delaware Basin, DJ Basin, Haynesville, STACK, Eagle Ford and other U.S. leading basins.

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

On December 15, 2022, we completed the acquisition of certain mineral and royalty assets held by Hatch Royalty LLC (the “Hatch Acquisition”). The aggregate consideration for the Hatch Acquisition consisted of (i) approximately $150.4 million in cash and (ii) the issuance of 7,272,821 OpCo common units and an equal number of Class B units. The Partnership funded the cash payment of the purchase price with borrowings under its secured revolving credit facility. The assets acquired in the Hatch Acquisition are located in the Permian Basin, and we estimate that the assets consisted of approximately 889 net royalty acres on approximately 230,000 gross acres.

Kimbell Tiger Acquisition Corporation

In April 2021, we formed TGR as a special purpose acquisition company, or SPAC, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The sponsor of TGR is Kimbell Tiger Acquisition Sponsor, LLC (the “TGR Sponsor”), which is a wholly owned subsidiary of the Operating Company. The Sponsor owns a combination of equity securities in TGR and TGR’s operating company, Kimbell Tiger Operating Company, LLC (“TGR Opco”), that represent 20% of the total outstanding shares of common stock of TGR. TGR intends to focus its search for a target business in the energy and natural resources industry in North America.

On February 8, 2022, TGR completed its initial public offering (the “TGR IPO”) of 23,000,000 units, including 3,000,000 units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option. Each unit had an offering price of $10.00 and consists of one share of Class A common stock of the TGR, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of TGR (each such whole warrant, a “Public Warrant”). Each Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share.

On February 8, 2022, simultaneously with the closing of the TGR IPO and pursuant to a separate private placement warrants purchase agreement dated February 3, 2022, TGR completed the private sale of 14,100,000 warrants (the “Private Placement Warrants”) to the TGR Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $14,100,000. Each Private Placement Warrant is exercisable to purchase for $11.50 one share of Class A Common Stock.

Of the net proceeds of TGR’s IPO and the sale of the Private Placement Warrants, $236,900,000, including $8,050,000 of deferred underwriting discounts and commissions, has been deposited into a U.S. based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

Under the terms of TGR’s governing documents, TGR has until May 8, 2023 (15 months from the closing of the TGR IPO) to complete its initial business combination, subject to TGR Sponsor’s option to extend such deadline by three months up to two times.

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

Overview of Our Oil and Gas Assets and Operations

As of December 31, 2022, we owned mineral and royalty interests in approximately 11.5 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 52% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of December 31, 2022, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including approximately 100% of our overriding royalty interests), and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 124,000 gross wells, including over 48,000 wells in the Permian Basin. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we benefit from the continued development of the properties in which we own an interest without the need for investment of additional capital by us.

As of December 31, 2022, the estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 46,459 MBoe (42.5% liquids, consisting of 62.6% oil and 37.4% NGLs) based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”). All of our reserves were classified as PDP reserves. The properties underlying our mineral and royalty interests typically have low estimated decline rates. Our PDP reserves have an average estimated yearly decline rate of 12.4% during the initial five-years.

Our revenues are derived from royalty payments we receive from the operators of our properties based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of December 31, 2022, there were approximately 1,500 operators actively producing on our acreage, with our top ten operators (SWN Production Company LLC, Chesapeake Operating, Inc., EOG Resources, Inc., Continental Resources, Inc., Pioneer Natural Resources Company, Chevron USA, Inc., Hess Bakken Corporation, XTO Energy, Inc., Aethon Energy Operating, and Occidental Petroleum Corporation) together accounting for approximately 40.3% of our revenues.

During the years ended December 31, 2022, 2021 and 2020, payments we received from our top purchaser accounted for approximately 11.3%, 6.0% and 7.1%, respectively, of our revenues. We do not believe that the loss of any individual purchaser would have a material adverse effect on us due to the high number of purchasers actively producing on our acreage. As of December 31, 2022, there were 92 rigs (representing 12.1% market share of all rigs drilling in the continental United States as of such time) operating on our acreage compared to 61 rigs operating on our acreage as of December 31, 2021. The overall increase in rig count is primarily attributable to improvements in the oil and natural gas market as a result of improved oil and natural gas prices and overall supply and demand imbalances caused by Russia’s invasion of Ukraine, OPEC supply restraint and supply chain disruptions that limited U.S. production growth. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” for further discussion.

Our revenues and the amount of cash available for distribution on common units may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. For the year ended December 31, 2022, our oil, natural gas and NGL revenues were generated 46% from oil sales, 44% from natural gas sales and 10% from NGL sales.

Business Strategies

Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, our Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest. We will also seek to utilize TGR to further our primary business objective. We intend to accomplish this objective by executing the following strategies:

●	Acquire additional mineral and royalty interests from third parties and leverage our relationships with our Sponsors, the Contributing Parties and TGR to grow our business. We intend to make opportunistic acquisitions of mineral and royalty interests that have substantial resource and organic growth potential and meet our acquisition criteria, which include (i) mineral and royalty interests in high-quality producing acreage that enhance our asset base, (ii) significant amounts of recoverable oil and natural gas in place with geologic support for future production and reserve growth and (iii) a geographic footprint complementary to our diverse portfolio. For example, on December 15, 2022, we completed the Hatch Acquisition, further enhancing our asset base.

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

●	Acquire additional mineral and royalty interests from our Sponsors and the Contributing Parties. The Contributing Parties, including affiliates of our Sponsors, continue to own significant mineral and royalty interests in oil and gas properties. We believe our Sponsors and the Contributing Parties view our partnership as part of their growth strategy. In addition, we believe their direct or indirect ownership in us will incentivize them to offer us additional mineral and royalty interests from their existing asset portfolios in the future. The Contributing Parties have no obligation to sell any additional assets to us or to accept any offer that we may make for any additional assets, and we may decide not to acquire such additional assets even if such Contributing Parties offer them to us. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Contribution Agreement.”
●	Benefit from reserve, production and cash flow growth through organic production growth and development of our mineral and royalty interests. Our assets consist of diversified mineral and royalty interests. As of December 31, 2022, 54% and 52% of our well count and gross aggregate acreage, respectively, are located in the Permian Basin and Mid-Continent, which are among the most active areas in the country. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post-production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. As such, we benefit from the continued development of the properties we own a mineral or royalty interest in without the need for investment of additional capital by us.
●	Maintain a conservative capital structure and prudently manage our business for the long term. We are committed to maintaining a conservative capital structure that will afford us the financial flexibility to execute our business strategies on an ongoing basis. The limited liability company agreement of our General Partner contains provisions that prohibit certain actions without a supermajority vote of at least 66 2/3% of the members of the General Partner’s Board of Directors (the “Board of Directors”). Among the actions requiring a supermajority vote are the incurrence of borrowings in excess of 2.5 times our Debt to EBITDAX Ratio (as defined in our General Partner’s limited liability company agreement) for the preceding four quarters and the issuance of any partnership interests that rank senior in right of distributions or liquidation to our common units.

We have a $350.0 million secured revolving credit facility with an elected commitment amount feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base, which is currently $350.0 million, and the satisfaction of certain conditions, including the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders. During the year ended December 31, 2022, the Board of Directors approved the repayment of $46.6 million in outstanding borrowings under our secured revolving credit facility, which reduced our cash available for distribution on common units. Of the $46.6 million, $13.1 million was approved in connection with the fourth quarter distribution and will be repaid in the first quarter of 2023. With respect to future quarters, the Board of Directors may continue to allocate cash generated by our business to the repayment of outstanding borrowings under our secured revolving credit facility. We believe that this liquidity, along with internally generated cash from operations and access to capital markets, will provide us with the financial flexibility to grow our production, reserves and cash generated from operations through strategic acquisitions of mineral and royalty interests and the continued development of our existing assets.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

●	Significant diversified portfolio of mineral and royalty interests in mature producing basins and exposure to undeveloped opportunities. We have a diversified, low decline asset base with exposure to high-quality conventional and unconventional plays. As of December 31, 2022, we owned mineral and royalty interests in approximately 11.5 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 52% of our aggregate acres located in the Permian Basin and Mid-Continent, and as of December 31, 2022, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including approximately 100% of our overriding royalty interests), and substantially all of those leases were held by production. The estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 46,459 MBoe (42.5% liquids, consisting of 26.6% oil and 15.9% NGLs) based on the reserve report prepared by Ryder Scott. All of our reserves were classified as PDP reserves. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays without further required investment on our behalf. We believe that we will continue to benefit from these cost-free additions to production and reserves for the foreseeable future as a result of technological advances and continuing interest by third-party producers in development activities on our acreage.
●	Exposure to many of the leading resource plays in the United States. We expect the operators of our properties to continue to drill new wells and to complete drilled but uncompleted wells on our acreage, which we believe should substantially offset the natural production declines from our existing wells. We believe that our operators have significant drilling inventory remaining on the acreage underlying our mineral or royalty interests in multiple resource plays. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 124,000 gross wells, including over 48,000 wells in the Permian Basin.
●	Financial flexibility to fund expansion. We believe that our conservative capital structure will permit us to maintain financial flexibility that will allow us to opportunistically purchase strategic mineral and royalty interests, subject to the supermajority vote provisions of the limited liability company agreement of our General Partner as discussed above. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for further information. We believe that we will be able to expand our asset base through acquisitions utilizing our secured revolving credit facility, internally generated cash from operations and access to capital markets.
●	Experienced and proven management team with a track record of making acquisitions. The members of our management team and Board of Directors have an average of over 30 years of oil and gas experience. Our management team and Board of Directors, which includes our founders, have a long history of buying mineral and royalty interests in high-quality producing acreage throughout the United States. Certain members of our management team have managed a significant investment program, investing in over 160 acquisitions. We believe we have a proven competitive advantage in our ability to source, engineer, evaluate, acquire and manage mineral and royalty interests in high-quality producing acreage.

Our Properties

Material Basins and Producing Regions

The following is an overview of the United States basins and producing regions we consider most material to our current and future business.

●	Permian Basin. The Permian Basin extends from southeastern New Mexico into West Texas and is currently one of the most active drilling regions in the United States. It includes three geologic provinces: the Midland Basin to the east, the Delaware Basin to the west, and the Central Basin in between. The Permian Basin

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
●	Mid-Continent. The Mid-Continent is a broad area containing hundreds of fields in Arkansas, Kansas, Louisiana, New Mexico, Oklahoma, Nebraska and Texas and including the Granite Wash, Cleveland and the Mississippi Lime formations. The Anadarko Basin is a structural basin centered in the western part of Oklahoma and the Texas Panhandle, extending into southwestern Kansas and southeastern Colorado. A key feature of the Anadarko Basin is the stacked geologic horizons including the Cana-Woodford and Springer shale in the SCOOP and STACK.
●	Terryville/Cotton Valley/Haynesville. We own a substantial position in the core of the Terryville Field that the Contributing Parties acquired in 2007. Our mineral interests are leased and operated by Range Resources Corporation/Memorial Resource Development Corp. Producing since 1954, the Terryville Field is one of the most prolific natural gas fields in North America. Redevelopment of the field with horizontal drilling and modern completion techniques has resulted in high recoveries relative to drilling and completion costs, high initial production rates with high liquids yields and long reserve life with multiple stacked producing zones.
●	Appalachian Basin. The Appalachian Basin covers most of Pennsylvania, eastern Ohio, West Virginia, western Maryland, eastern Kentucky, central Tennessee, western Virginia, northwestern Georgia and northern Alabama. The basin’s most active plays in which we have acreage are the Marcellus Shale and Utica plays, which cover most of Pennsylvania, northern West Virginia and eastern Ohio. In addition to the Marcellus Shale and Utica plays, there are a number of other conventional and unconventional plays to which we have material exposure in the Appalachian Basin, including the Berea, Big Injun, Devonian, Huron and Rhinestreet.
●	Eagle Ford. The Eagle Ford shale formation stretches across south Texas and includes some of the most economic and productive areas in the United States. The Eagle Ford contains significant amounts of hydrocarbons and is considered the source rock, or the original source, for much of the oil and natural gas contained in the Austin Chalk Basin. The Eagle Ford shale formation has benefitted from improvements in horizontal drilling and hydraulic fracturing.
●	Bakken/Williston Basin. The Williston Basin stretches through North Dakota, the northwest part of South Dakota, and eastern Montana and is best known for the Bakken/Three Forks shale formations. The Bakken ranks as one of the largest oil developments in the United States in the past 40 years. Development of the Bakken became commercial on a large scale over the past ten years with the advent of horizontal drilling and hydraulic fracturing.
●	DJ Basin/Rockies/Niobrara. The Denver-Julesburg Basin, also known as the DJ Basin, is a geologic basin centered in eastern Colorado stretching into southeast Wyoming, western Nebraska and western Kansas. The area includes the Wattenberg Gas Field, one of the largest natural gas deposits in the United States, and the Niobrara formation. The Niobrara includes three separate zones and stretches from the DJ Basin up into the Powder River Basin in Wyoming. Development in this area is currently focused on horizontal drilling in the Niobrara and Codell formations.

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

	December 31, 2022
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Leased
Permian Basin (1)	2,820,453	20,488	99.1%
Mid‑Continent	3,174,297	26,495	99.7%
Terryville/Cotton Valley/Haynesville	1,301,662	6,725	99.6%
Appalachian Basin (2)	434,116	16,968	99.8%
Eagle Ford	476,193	5,059	96.8%
Barnett Shale/Fort Worth Basin	316,408	3,548	99.1%
Bakken/Williston Basin (3)	1,214,446	3,132	99.9%
San Juan Basin	85,604	159	99.2%
Onshore California	67,139	286	95.7%
DJ Basin/Rockies/Niobrara	46,398	680	96.1%
Illinois Basin	11,163	97	100.0%
Other Western (onshore) Gulf Basin	614,310	4,247	98.0%
Other TX/LA/MS Salt Basin	308,850	3,841	95.3%
Other	677,084	3,305	99.1%
Total (4)	11,548,123	95,030	99.1%
(1)	Includes mineral interests in approximately 1,375,238 gross (8,872 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes mineral interests in approximately 209,340 gross (5,637 net) acres in the Marcellus/Utica.
(3)	Includes mineral interests in approximately 1,103,904 gross (3,013 net) acres in the Bakken/Three Forks.
(4)	Percentage leased represents the weighted average of our leased acres relative to our total acreage in the basins in which we own mineral interests.

ORRIs

The following table sets forth information about our ORRIs:

	December 31, 2022
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Producing
Permian Basin (1)	309,938	3,960	100.0%
Mid‑Continent	2,195,061	17,815	99.1%
Terryville/Cotton Valley/Haynesville	127,245	1,194	99.6%
Appalachian Basin (2)	307,238	6,235	100.0%
Eagle Ford	147,955	1,671	100.0%
Barnett Shale/Fort Worth Basin	76,755	593	100.0%
Bakken/Williston Basin (3)	425,631	3,006	100.0%
San Juan Basin	98,633	1,313	99.0%
Onshore California	10,668	22	100.0%
DJ Basin/Rockies/Niobrara	27,754	356	100.0%
Illinois Basin	16,848	1,080	100.0%
Other Western (onshore) Gulf Basin	89,209	1,215	100.0%
Other TX/LA/MS Salt Basin	45,502	1,443	99.9%
Other	814,387	15,544	100.0%
Total (4)	4,692,824	55,447	99.6%
(1)	Includes overriding royalty interests in approximately 199,721 gross (2,004 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes overriding royalty interests in approximately 254,348 gross (4,852 net) acres in the Marcellus/Utica.
(3)	Includes overriding royalty interests in approximately 411,439 gross (2,909 net) acres in the Bakken/Three Forks.
(4)	Percentage producing represents the weighted average of our acres that are producing relative to our total acreage in the basins in which we own ORRIs. Virtually all acreage is producing.

Wells

The following table sets forth the well count in which we had mineral or royalty interest:

Basin or Producing Region	December 31, 2022
Permian Basin	48,407
Mid‑Continent	19,205
Terryville/Cotton Valley/Haynesville	16,175
Appalachian Basin	3,871
Eagle Ford	4,088
Barnett Shale/Fort Worth Basin	5,911
Bakken/Williston Basin	5,278
San Juan Basin	1,875
Onshore California	975
DJ Basin/Rockies/Niobrara	12,540
Other	6,652
Total	124,977

Production

We designate wells as either conventional or unconventional by reviewing the basin, field, and hole direction of each well, as well as the start date of the wells. In estimating the percentage of conventional wells that are subject to enhanced oil recovery (“EOR”), we compare forecasted production decline against historical production decline, as well as publicly available information related to injection volumes, operator information, unit size, well count and location. We estimate that approximately 18% of our total production as of December 31, 2022 is attributable to conventional assets including certain EOR projects. We believe this conventional production provides a base level of production stability that helps facilitate overall organic production growth as new unconventional wells come online.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Estimated Proved Reserves

Our historical reserve estimates as of December 31, 2022, 2021 and 2020 were prepared by Ryder Scott, an independent third-party petroleum engineering firm. Ryder Scott does not own an interest in any of our properties and is not employed by us on a contingent basis.

Within Ryder Scott, the technical person primarily responsible for preparing the reserve estimates set forth in the reserve report incorporated herein is Mr. Scott Wilson, who has been practicing petroleum-engineering consulting at Ryder Scott since 2000. Mr. Wilson is a registered Professional Engineer in the States of Alaska, Colorado, Texas and Wyoming. He earned a Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines in 1983 and a Master of Business Administration in Finance from the University of Colorado in 1985. As technical principal, Mr. Wilson meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering evaluations as well as in applying United States Securities and Exchange Commission (“SEC”) and other industry reserves definitions and guidelines. A copy of Ryder Scott’s estimated proved reserve report as of December 31, 2022 is attached as an exhibit to this Annual Report.

Our Chief Executive Officer, Robert D. Ravnaas, has agreed to provide us with reserve engineering services. Mr. R. Ravnaas is a petroleum engineer with over 33 years of reservoir and operations experience. Mr. R. Ravnaas and certain engineers and geoscience professionals under his supervision worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our mineral and royalty interests. Mr. R. Ravnaas met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Operating and development costs are not realized to our interest but are used to calculate the economic limit life of the wells. These costs are estimated and checked by our independent reserve engineers.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2022, 2021 and 2020 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas, and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. All proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

Summary of Estimated Proved Reserves

Estimates of reserves as of December 31, 2022, 2021 and 2020 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2022, 2021 and 2020, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $93.67, $66.56 and $39.57 per Bbl for oil and $6.36, $3.60 and $1.99 per MMBtu for natural gas at December 31, 2022, 2021 and 2020, respectively. The price per Bbl for NGLs was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The following table presents our estimated proved developed oil and natural gas reserves:

	December 31,
	2022	2021	2020
Estimated proved developed reserves:
Oil (MBbls)	12,355	12,511	12,294
Natural gas (MMcf)	160,298	157,764	144,233
Natural gas liquids (MBbls)	7,388	6,669	6,085
Total (MBoe)(6:1) (1)	46,459	45,474	42,418
(1)	Estimated proved developed reserves are presented on an oil-equivalent basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the twelve-month average prices for the years ended December 31, 2022, 2021 and 2020 was used, the conversion factor would be approximately 14.7 Mcf per Bbl of oil, 18.5 Mcf per Bbl of oil and 19.9 Mcf per Bbl of oil, respectively.

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

Additional information regarding our estimated proved reserves can be found in the reserve report as of December 31, 2022, which is included as an exhibit to this Annual Report.

Estimated Proved Undeveloped Reserves

Prior to March 31, 2020, we included our PUD reserves in our total estimated proved reserves as of each year-end. After that time, we determined that we did not have reasonable certainty as to the timing of the development of PUD reserves and, therefore, as of year-end 2020, we transitioned to 100% proved developed reserves. Historically, our net organic growth has held PDP rates relatively flat to increasing over time, which we believe supports our inventory of drilling locations.

Oil, Natural Gas and NGL Production and Pricing

Production and Price History

The following table sets forth information regarding our production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Production Data:
Oil and condensate (Bbls)	1,425,842	1,343,771	1,409,163
Natural gas (Mcf)	20,310,991	19,085,400	17,891,384
Natural gas liquids (Bbls)	746,865	714,494	681,575
Total (Boe)(6:1) (1)	5,557,872	5,239,165	5,072,635
Average daily production (Boe/d)(6:1)	15,025	14,354	13,860
Average Realized Prices:
Oil and condensate (per Bbl)	$91.74	$64.86	$36.98
Natural gas (per Mcf)	$6.04	$3.51	$1.79
Natural gas liquids (per Bbl)	$38.19	$29.33	$12.39
Average Unit Cost per Boe (6:1)
Production and ad valorem taxes	$2.92	$2.00	$1.26
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas.

Productive Wells

Productive wells consist of producing wells, wells capable of production, and exploratory, development or extension wells that are not dry wells. As of December 31, 2022, we owned mineral or royalty interests in over 124,000 gross productive wells, which consisted of over 90,000 oil wells and over 34,000 natural gas wells.

Acreage

Mineral and Royalty Interests

The following table sets forth information relating to the acreage underlying our mineral and nonparticipating royalty interests at December 31, 2022:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	5,053,702		60,733		5,114,435
Oklahoma	2,002,221		7,374		2,009,595
North Dakota	1,097,983		1,000		1,098,983
Wyoming	301,330		771		302,101
Kansas	608,320		2,001		610,321
Louisiana	618,711		1,045		619,756
Arkansas	407,848		1,218		409,066
Montana	165,955		5,059		171,014
New Mexico	211,391		3,146		214,537
Utah	144,053		—		144,053
Other	836,591		17,671		854,262
Total	11,448,105	(1)	100,018	(2)	11,548,123
(1)	Reflects mineral interests in approximately 11,448,105 total gross (85,571 net) developed acres.
(2)	Reflects mineral interests in approximately 100,018 total gross (9,459 net) undeveloped acres.

ORRIs

The following table sets forth information relating to our acreage for our ORRIs at December 31, 2022:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	1,395,641		680		1,396,321
Oklahoma	1,336,042		19,000		1,355,042
North Dakota	419,177		—		419,177
Wyoming	350,846		—		350,846
Utah	235,432		—		235,432
Colorado	192,402		—		192,402
Pennsylvania	124,298		—		124,298
West Virginia	116,938		—		116,938
Louisiana	119,062		450		119,512
New Mexico	110,796		960		111,756
Other	271,100		—		271,100
Total	4,671,734	(1)	21,090	(2)	4,692,824
(1)	Reflects ORRIs in approximately 4,671,709 total gross (55,335 net) developed acres.
(2)	Reflects ORRIs in approximately 21,115 total gross (111 net) undeveloped acres.

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

Non-Hazardous and Hazardous Waste

The federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Although most wastes associated with the exploration, development and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute nonhazardous solid wastes that are subject to less stringent requirements under RCRA or related waste regulations. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. Moreover, it is possible that some wastes generated in connection with exploration and production of oil and gas that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Any changes in the laws and regulations in the future could have a material adverse effect on the operators of our properties’ capital expenditures and operating expenses, which in turn could affect production from the acreage underlying our mineral and royalty interests and materially adversely affect our business and prospects.

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

In October 2019, the EPA and the United States Army Corps of Engineers issued a final rule that repealed the 2015 regulations and reinstated the agencies’ narrower pre-2015 scope of federal Clean Water Act jurisdiction. In April 2020, the EPA and the United States Army Corps of Engineers issued a new final waters of the United States (“WOTUS”) definition that continues to provide a narrower scope of federal Clean Water Act jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal Clean Water Act jurisdiction. On August 30, 2021, the U.S. District Court for the District of Arizona vacated and remanded the 2020 Rule, and in June 2021, the EPA and the Army Corp of Engineers announced their intention to initiate a new rulemaking process to restore the pre-2015 definition of “waters of the United States.” The proposed rule was published on December 7, 2021. Following a standard comment period, the EPA and Army Corp of Engineers announced a final rule establishing a revised and “durable” WOTUS definition on December 30, 2022, which restored many of the elements of the 2015 rule. Multiple legal challenges to the 2022 final rule are currently pending. Additionally, in October 2022, the Supreme Court of the United States heard oral argument in a case, Sackett v. EPA, that could further impact the ultimate rule. If the final rule announced in December 2022 is ultimately implemented, the expansion of Clean Water Act jurisdiction will result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.

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

Additionally, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. As an example, the United States participated in the United Nations Conference on Climate Change in 2015, which led to the creation of the Paris Climate Agreement (the “Paris Agreement”). In April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In line with a June 2017 announcement from President Trump, the United States withdrew from the Paris Agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reversed this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. More recently, President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030, and in November 2021, the international community gathered again in Glasgow at the 26th Conference of the Parties (“COP26”). During COP26, multiple efforts (not having the effect of law) were announced, including a call for countries to eliminate certain fossil fuel subsidies and pursue further action to reduce non-carbon dioxide GHG emissions. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative joined by more than 100 countries, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. More recently, the United States and other participating countries reaffirmed these emission reduction goals at the 27th Conference of the Parties (“COP27”) in November 2022. The impacts of these efforts, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, COP27, or other international conventions cannot be predicted at this time. Additionally, the Inflation Reduction Act, signed into law in August 2022, contains hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels, electric vehicles, carbon capture and sequestration, and supporting energy transition infrastructure. The substantial incentives contained in the Inflation Reduction Act could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower-emitting alternatives. The Inflation Reduction Act also imposes the first-ever federal fee on GHG emissions, which focuses on methane emissions.

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

If new laws or regulations that significantly restrict hydraulic fracturing and related activities are adopted, such laws could make it more difficult or costly to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause our operators to incur substantial compliance costs, and compliance or the consequences of any failure to comply by operators could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

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

Drilling and Production

The operations of the operators of our properties are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which we operate also regulate one or more of the following:

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

Human Capital Resources

The officers of our General Partner manage our operations and activities. However, neither we, our General Partner nor our subsidiaries have employees. We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services for us, including the operation of our properties, and we may refer to individuals providing these services as our employees for ease of reference. The compensation for all our employees is indirectly paid by us pursuant to the management services agreement with Kimbell Operating. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements” for more information regarding such management services agreements.

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

As of December 31, 2022, Kimbell Operating had approximately 27 employees performing services for our operations and activities. Women represent approximately 33% of our workforce, and men represent approximately 67%. We believe that our employees are one of our greatest assets and that we are made up of talented and dedicated employees working together to achieve common and rewarding goals. We value integrity, hard work, dedication and teamwork. Our goal is to promote an environment where employees are encouraged to do their best work with high professional standards.

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

Furthermore, unlike other public companies, we do not currently intend to retain cash from our operations for capital expenditures necessary to replace our existing oil and natural gas reserves or otherwise maintain our asset base (“replacement capital expenditures”). The Board of Directors may change our distribution policy and decide to withhold replacement capital expenditures from cash available for distribution, which would reduce the amount of cash available for distribution in the quarter(s) in which any such amounts are withheld. Over the long term, if our reserves are depleted and our operators become unable to maintain production on our existing properties and we have not been retaining cash for replacement capital expenditures, the amount of cash generated from our existing properties will decrease and we may have to reduce the amount of distributions payable to our unitholders. To the extent that we do not withhold replacement capital expenditures, a portion of our cash available for distribution will represent a return of your capital.

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

As of February 17, 2023, the owners of our Sponsors own or control up to an aggregate of approximately 9.9% of our outstanding common units and Class B units, and our Sponsors indirectly own and control our General Partner. Our General Partner has sole responsibility for conducting our business and managing our operations. Although our General Partner has a duty to manage us in a manner that is in, or not adverse to, the best interests of us and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is beneficial to Kimbell Holdings and its parents, our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including our Sponsors and their respective affiliates, over the interests of our unitholders. These conflicts include, among others, the following situations:

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. Our General Partner may not be removed unless such removal is both (i) for cause and (ii) approved by the vote of the holders of not less than 66 2/3% of all outstanding units (including common units and Class B units held by the General Partner and its affiliates). As of February 17, 2023, the owners of our Sponsors own or control an aggregate of approximately 9.9% of our outstanding common units and Class B units, and our Sponsors indirectly own and control our General Partner.

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

Our sole cash-generating asset is our membership interest in the Operating Company, and we are accordingly dependent upon distributions from the Operating Company to pay taxes and cover our expenses and to make distributions to our unitholders.

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

The recent increases in interest rates may cause a corresponding decline in demand for equity investments in general, and in particular, for yield-based equity investments such as our common units. Any such increase in interest rates or reduction in demand for our common units resulting from other relatively more attractive investment opportunities may cause the trading price of our common units to decline. A global economic slowdown or recession and macroeconomic trends (such as higher inflation, volatility in the financial markets, increasing interest rates and currency rate fluctuations) may also result in unfavorable impact to the trading price of our common units.

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

There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units or Class B units and then exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of February 17, 2023, the owners of our Sponsors own or control up to an aggregate of approximately 9.9% of our outstanding common units and Class B units, and our Sponsors indirectly own and control our General Partner.

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

In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that rank senior in right of distributions, liquidation or voting to our common units. In prior years, we have issued preferred units that ranked senior in right of distributions and liquidation to our common units, and we may issue senior partnership interests again in the future. The issuance by us of units of senior rank may (i) reduce or eliminate the amount of cash available for distribution to our common unitholders; (ii) diminish the relative voting strength of the total common units outstanding as a class; or (iii) subordinate the claims of the common unitholders to our assets in the event of our liquidation.

The market price of our common units could be materially adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by our Sponsors, the Contributing Parties and other selling unitholders pursuant to any registration rights agreements.

As of December 31, 2022, we had 64,231,833 common units outstanding and 15,484,400 Class B units outstanding. Our Class B units are exchangeable on a one-for-one basis, together with an equal number of OpCo common units, for common units.

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

We are no longer an “emerging growth company,” and, as a result, we now must comply with increased reporting and disclosure requirements, which may increase our costs.

We no longer qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 and, as a result, are subject to various disclosure and compliance requirements that did not previously apply, such as:

●	the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding obligatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
●	the requirement that we hold a non-binding advisory vote on executive compensation and obtain unitholder approval of any golden parachute payments not previously approved.

We expect that the loss of emerging growth company status and compliance with these additional requirements may increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the trading price of our common units could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the posted price for WTI, has ranged from a low of $(36.98) per Bbl in April 2020 to a high of $123.64 per Bbl in March 2022, and the Henry Hub spot market price of natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. On December 31, 2022, the WTI posted price for crude oil was $80.16 per Bbl and the Henry Hub spot market price of natural gas was $3.52 per MMBtu. On February 6, 2023, the WTI posted price for crude oil was $74.11 per Bbl and the Henry Hub spot market price of natural gas was $2.17 per MMBtu. Reductions in prices can be caused by many factors, including increases in oil and natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand, as well as actions by the OPEC to maintain or raise production levels. This environment could cause prices to remain at current levels or to fall to lower levels.

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

Concerns over global economic conditions, higher interest rates, supply chain constraints, energy costs, geopolitical issues, inflation, the availability and cost of credit, and slow economic growth in the United States can contribute to economic uncertainty and diminish expectations for the global economy. In addition, consequences associated with the ongoing invasion of Ukraine by Russia, and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. With current global economic growth slowing, demand for oil, natural gas and NGL production has, in turn, softened. An oversupply of crude oil in 2015 led to a severe decline in worldwide oil prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which oil, natural gas and NGLs from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately materially adversely impact our results of operations, financial condition and cash available for distribution on common units.

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

The oil and natural gas industry is intensely competitive, and the operators of our properties compete with other companies that may have greater resources. Many of these companies explore for and produce oil and natural gas, carry on midstream and refining operations, and market petroleum and other products on a regional, national or worldwide basis. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our operators’ larger competitors have substantially greater financial and technological resources and may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than our operators can, which would adversely affect our operators’ competitive position. Our operators may have fewer financial and human resources than many companies in our operators’ industry and may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

We also compete with producers of alternative fuels or other forms of energy, including wind, solar and electric power, and in the future, could face increasing competition due to the development and adoption of new technologies and incentives granted to develop such technologies.

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

Our secured revolving credit facility has commitments up to $350.0 million and includes an elected commitment amount feature permitting aggregate commitments under the secured revolving credit facility to be increased to up to $500.0 million, subject to the limitations of our borrowing base, which is currently $350.0 million, and to the satisfaction of certain conditions and the election of existing lenders to increase commitments or the procurement of additional commitments from new lenders. Our secured revolving credit facility is secured by substantially all of our assets. Our secured revolving credit facility contains various covenants and restrictive provisions that limit our ability to, among other things:

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

As of December 31, 2022, we had approximately $233.0 million in borrowings outstanding under our senior secured credit facility. Our existing and any future indebtedness could have important consequences to us, including:

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

Because we depend on our third-party operators for all of the exploration, development and production on our properties, we have no control over the operations related to our properties. As of December 31, 2022, we received revenue from approximately 1,500 operators and we received approximately 40.3% of revenues from the top ten purchasers of our properties. During the year ended December 31, 2022, payments we received from our top purchaser accounted for approximately 11.3% of our revenues. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The operators of our properties could determine to drill and complete fewer wells on our acreage than we currently expect. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

Our future success depends upon our ability to acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that successful exploration or development activities are conducted on our properties, or we acquire properties containing proved reserves, or both. Because we depend on our third-party operators for all of the exploration, development and production on our properties, we have no control over the operations related to our properties. In addition, we do not currently intend to retain cash from our operations for capital expenditures necessary to replace our existing oil and gas reserves or otherwise maintain an asset base. To increase reserves and production, we would need the operators of our properties to undertake replacement activities or use third parties to accomplish these activities.

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

In addition, we entered into a transition services agreement in connection with the Springbok Acquisition, and we may enter into transition services agreements with future sellers (or their affiliates) of any mineral and royalty interests that we may acquire. The services to be provided under such transition services agreements may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations.

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

Our historical estimates of proved reserves and related valuations as of December 31, 2022, 2021 and 2020 were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. In estimating our reserves, we and our reserve engineers make certain assumptions that may prove to be incorrect, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

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

Producing oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our oil and natural gas reserves and the operators’ production thereof and our cash generated from operations and ability to pay distributions are highly dependent on the successful development and exploitation of our current reserves. As of December 31, 2022, the average estimated yearly five-year decline rate for our existing proved developed producing reserves is 12.4%. However, the production decline rates of our properties may be significantly higher than currently estimated if the wells on our properties do not produce as expected. We may also not be able to acquire additional reserves to replace the current and future production of our properties at economically acceptable terms, which could materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units.

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

Many key responsibilities within our business have been assigned to a small number of individuals. We rely on our founders for their knowledge of the oil and natural gas industry, relationships within the industry and experience in identifying, evaluating and completing acquisitions. We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with certain entities controlled by affiliates of certain of our Sponsors, pursuant to which they and Kimbell Operating provide management, administrative and operational services to us. In addition, under each of their respective services agreements, affiliates of certain of our Sponsors will identify, evaluate and recommend to us acquisition opportunities and negotiate the terms of such acquisitions. The loss of their services, or the services of one or more members of our executive team or those providing services to us pursuant to a contract, could materially adversely affect our business. Further, we do not maintain “key person” life insurance policies on any of our executive team or other key personnel. As a result, we are not insured against any losses resulting from the death of these key individuals.

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

We recorded material impairments in prior years as a result of the decline in oil and natural gas prices. For example, for the year ended December 31, 2020, we recorded an impairment on our oil and natural gas properties of $251.6 million. The Partnership did not record an impairment on its oil and natural gas properties for the years ended December 31, 2022 and 2021.

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

We expect to generate depletion deductions that we can use to offset our taxable income; however, there is no guarantee that we will not have any taxable income as a result of our equity interests in the Operating Company. Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal income tax purposes, our distributable cash flow may substantially reduced by our tax liabilities.

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

For example, in August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes a new corporate alternative minimum tax, beginning in fiscal year 2024, and an excise tax of 1% tax on the fair market value of net units repurchases made after December 31, 2022. We are evaluating the corporate alternative minimum tax and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate, as well as any other impacts the Inflation Reduction Act may have on our financial position and results of operations.

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

If we make distributions from current or accumulated earnings and profits as computed for United States federal income tax purposes, such distributions will generally be taxable to our common unitholders as dividend income for United States federal income tax purposes. Under current law, distributions paid to non-corporate United States common unitholders will be subject to United States federal income tax at preferential rates, provided that certain holding period and other requirements are satisfied. It is difficult to predict whether we will generate earnings and profits in any given tax year. Although we expect that a significant portion of our distributions to common unitholders will exceed our current and accumulated earnings and profits as computed for United States federal income tax purposes, and therefore constitute a non-taxable return of capital to each unitholder to the extent of such unitholder’s basis in its common units, this may not occur. In addition, although distributions treated as a return of capital are generally non-taxable to the extent of a unitholder’s basis in its common units, such distributions will reduce such unitholder’s adjusted tax basis in its common units, which will result in an increase in the amount of gain (or a decrease in the amount of loss) that will be recognized by the unitholder on a future disposition of our common units, and to the extent any such distribution exceeds a unitholder’s basis in its common units, such distribution will be treated as gain on the sale or exchange of such common units.

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

Additionally, state and federal regulatory authorities may expand or alter applicable pipeline safety laws and regulations, compliance with which may require increased capital costs on the part of our operators and third party downstream natural gas transporters associated with production from our properties.

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

Climate change and sustainability and other environmental considerations are a growing global concern with increasing focus from the public, investors and other stakeholders. In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore oil and natural gas production sources in the United States on an annual basis, which include operations on certain of our properties. Recently, President Biden has issued Executive Orders seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies, including, for example, directing the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices.  An expansion of federal climate regulations could increase the costs of development and production, reducing the profits available to us and potentially impairing our operator’s ability to economically develop our properties. Please read “Item 1. Business—Regulation” for a description of the laws and regulations that affect the operators of our properties and that may affect us.

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, in April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In line with a June 2017 announcement from President Trump, the United States withdrew from the Paris Agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reversed this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. In April 2021, President Biden announced a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030, and in November 2021, the international community gathered again in Glasgow at COP26. During COP26, multiple efforts (not having the effect of law) were announced, including a call for countries to eliminate certain fossil fuel subsidies and pursue further action to reduce non-carbon dioxide GHG emissions. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative joined by more than 100 countries, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. Initiatives to implement pledges made at COP26, the Paris Agreement goals or other or similar initiatives or regulatory changes could result in increased costs of development and production, reducing the profits available to us and potentially impairing our operators’ ability to economically develop our properties.

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

Our business, ability to make acquisitions and operating results could be harmed by factors such as the availability, terms and cost of capital or increases in interest rates. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities and place us at a competitive disadvantage. Certain institutional lenders who provide financing to oil and gas companies have become more attentive to sustainable lending practices and some of them may substantially reduce, or elect not to provide, funding for oil and gas companies. A significant reduction in the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

The ongoing COVID-19 pandemic and the related impact on oil and natural gas prices have adversely affected, and could continue to adversely affect, our business, financial condition and results of operations.

The ongoing COVID-19 pandemic reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic resulted in widespread adverse impacts on the global economy and financial markets, including record economic contraction in the United States, and we and our third-party operators and other parties with whom we have business relations experienced disrupted business operations as a result. There is considerable uncertainty regarding the extent to which COVID-19, or any of its variants, will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, or any of its variants, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. While many countries have removed or reduced the restrictions taken in response to COVID-19, the emergence of new variants may result in renewed governmental lockdowns, quarantine requirements or other restrictions.

The impact of the pandemic, including the resulting significant reduction in global demand for oil and, to a lesser extent, natural gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, led to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April 2020 to cut oil production and extended such production cuts through March 2021, crude oil prices remained depressed through December 31, 2020 as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 pandemic, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. The volatile price environment in 2020 and early 2021 caused some of our operators’ wells to become uneconomic, which resulted, and may result in the future, in suspension of production from those wells or a significant reduction in, or no royalty revenues from, existing production. Some operators may also attempt to shut in producing wells and avoid lease termination or payment of shut-in royalties by claiming force majeure, if provided for in the applicable lease. The curtailment of production or the shut-in of wells as a result of the ongoing COVID-19 pandemic and any drop in commodity prices are both outside of our control, and the materialization of either circumstance could have a significant impact on our result of operations. We cannot predict whether any shut-ins or curtailments of production will be instituted by our operators in the future.

Due to the significant decline in oil and natural gas prices related to reduced demand for oil and natural gas as a result of COVID-19, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, and other supply factors, as well as longer-term commodity price outlooks that existed during 2020, we recorded an impairment on our oil and natural gas properties of $251.6 million for the year ended December 31, 2020. If the price of oil, natural gas and NGLs decrease further in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. The Partnership did not record an impairment on its oil and natural gas properties for the years ended December 31, 2022 and 2021.

To the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, or it variants, and commodity prices generally, we may need to consider alternative sources of funding for our future acquisitions, which may increase our cost of, as well as adversely impact our access to, capital or otherwise impact our ability to complete acquisitions. We cannot predict the full impact that COVID-19, or its variants, or the significant disruption and volatility in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impact will depend on future developments beyond our control, which are highly uncertain and cannot be predicted, including, among others, the ultimate severity of COVID-19 and its variants, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development, availability and administration of effective treatments and vaccines, the duration of the pandemic, future actions taken by members of OPEC and other foreign oil-exporting countries, actions taken by governmental authorities, third-party operators and other third parties and the timing and extent of any return to normal economic and operating conditions.

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

In addition, unauthorized access to our reserves information or other proprietary or commercially sensitive information could lead to data corruption, communication interruption or other disruptions in our operations or planned business transactions, any of which could have a material adverse impact on our results of operations. Our systems for protecting against cyber security risks may not be sufficient. Further, as cyber-attacks continue to evolve, including by state actors or other abroad, we or our service providers, who we are generally obligated to reimburse for costs incurred in connection with the provision of their services to us, may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber-attacks. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “KRP.” As of February 17, 2023, there were 64,231,833 common units outstanding held by 158 holders of record and 15,484,400 Class B units outstanding held by 21 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record.

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

The Board of Directors approved the allocation of approximately 25% of our cash available for distribution on common units for the fourth quarter of 2022 for the repayment of $13.1 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2022. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future. Any such allocation, whether for debt repayment or another purpose, would have the effect of reducing the amount of cash distribution to our common unitholders.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

Unlike other public companies, we do not currently intend to retain cash from our operations for capital expenditures necessary to replace our existing oil and natural gas reserves or otherwise maintain our asset base (“replacement capital expenditures”). The Board of Directors may change our distribution policy and decide to withhold replacement capital expenditures from cash available for distribution, which would reduce the amount of cash available for distribution in the quarter(s) in which any such amounts are withheld. Over the long term, if our reserves are depleted and our operators become unable to maintain production on our existing properties and we have not been retaining cash for replacement capital expenditures, the amount of cash generated from our existing properties will decrease and we may have to reduce the amount of distributions payable to our unitholders. To the extent that we do not withhold replacement capital expenditures, a portion of our cash available for distribution will represent a return of your capital.

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

We expect to pay our distributions for the quarters ending March 31, June 30 and September 30 by the earlier of (i) 20 business days following the publication of our results of operations with respect to such quarter or (ii) 60 days following the end of such quarter. We expect to pay our distributions for the quarter ending December 31 by the earlier of (i) 20 business days following the publication of our results of operations with respect to such quarter or (ii) 90 days following the end of such quarter.

Definition of Available Cash

Our partnership agreement requires that, for the quarters ending March 31, June 30 and September 30, we distribute all of our available cash to common unitholders of record on the applicable record date by the earlier of (i) 20 business days following the publication of our results of operations with respect to such quarter or (ii) 60 days following the end of such quarter. For the quarter ending December 31, our partnership agreement requires that we distribute all of our available cash to common unitholders of record on the applicable record date by the earlier of (i) 20 business days following the publication of our results of operations with respect to such quarter or (ii) 90 days following the end of such quarter. Our partnership agreement generally defines “available cash” for any quarter as:

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

The limited liability company agreement of the Operating Company requires that, for the quarters ending March 31, June 30 and September 30, the Operating Company distribute its available cash to holders of record of its OpCo common units on the applicable record date by the earlier of (i) 20 business days following the publication by the managing member of the Operating Company of its results of operations with respect to such quarter or (ii) 60 days following the end of such quarter. For the quarter ended December 31, the limited liability company agreement of the Operating Company requires that the Operating Company distribute its available cash to holders of record of its OpCo common units on the applicable record date by the earlier of (i) 20 business days following the publication by the managing member of the Operating Company of its results of operations with respect to such quarter or (ii) 90 days following the end of such quarter. The limited liability company agreement of the Operating Company generally defines “available cash” as:

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

Method of Distributions

Subject to the distribution preferences of the Class B units, we intend to distribute available cash to our common unitholders pro rata. Our partnership agreement permits, but does not require, us to borrow to pay distributions. Accordingly, there is no guarantee that we will pay any distribution on the units in any quarter. The Class B units will receive the distribution preference described below.

Class B units

As of February 17, 2023, we had 15,484,400 Class B units outstanding. Each holder of Class B units pays five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution” and such per unit amount, the “Class B Capital Contribution Per Unit Amount”) in exchange for Class B units. Each holder of Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution prior to distributions on our common units.

Common Units

As of February 17, 2023, we had 64,231,833 common units outstanding. Subject to the distribution preferences of the Class B units, each common unit is entitled to receive cash distributions to the extent we distribute available cash. Common units do not accrue arrearages. Our partnership agreement allows us to issue an unlimited number of additional equity interests of equal or senior rank.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2022.

Unregistered Sales of Equity Securities

On March 30, 2022, we issued 9,357,919 common units to PEP I Holdings, LLC, PEP II Holdings, LLC and PEP III Holdings, LLC (the “PEP Entities”) in exchange for 9,357,919 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018 (the “Exchange Agreement”), by and among the PEP Entities, us, the General Partner, the Operating Company and the other holders of OpCo Common Units and Class B Units from time to time party thereto.

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

As of December 31, 2022, we owned mineral and royalty interests in approximately 11.5 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 52% of our aggregate acres located in the Permian Basin and Mid-Continent. As of December 31, 2022, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including approximately 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 124,000 gross wells, including over 48,000 wells in the Permian Basin.

Recent Developments

2022 Equity Offering

In November 2022, we completed an underwritten public offering of 6,900,000 common units for net proceeds of approximately $117.0 million (the “2022 Equity Offering”). The Partnership used the net proceeds from the 2022 Equity Offering to purchase OpCo common units. The Operating Company in turn used the net proceeds to repay approximately $116.0 million of the outstanding borrowings under the Partnership’s secured revolving credit facility.

Acquisitions

On December 15, 2022, we completed the Hatch Acquisition for an aggregate purchase price of (i) approximately $150.4 million in cash and (ii) the issuance of 7,272,821 OpCo common units and an equal number of Class B units. The Partnership funded the cash payment of the purchase price with borrowings under its secured revolving credit facility. The assets acquired in the Hatch Acquisition are located in the Permian Basin.

Fourth Quarter Distributions

On February 23, 2023, the Board of Directors declared a quarterly cash distribution of $0.48 per common unit and $0.480265 per OpCo common units for the quarter ended December 31, 2022. We intend to pay the distributions on March 16, 2023 to common unitholders and OpCo common unitholders of record as of the close of business on March 9, 2023.

As to us, $0.000265 of the OpCo common unit distribution corresponds to a tax payment made by us in the fourth quarter of 2022. Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by us.

Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan

On May 18, 2022, the unitholders of the Partnership voted to approve the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (the “A&R LTIP”). The A&R LTIP increases the maximum number of common units issuable under the Partnership’s long-term incentive plan by 3,700,000 common units. A summary of the A&R LTIP is described in Proposal One in the Partnership’s definitive proxy statement on Schedule 14A, filed with the SEC on April 4, 2022.

Business Environment

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

Despite improvements in global economic activity levels and higher energy demand compared to 2020 and 2021, the impact of COVID-19 continues to be unpredictable, including the possible impact of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. The Partnership is unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact the Partnership’s business, results of operations, financial condition or cash flows. Commodity prices have risen from 2021; however, further negative impact from COVID-19 may require the Partnership to adjust its business plans.

The ultimate impact of COVID-19 and the volatility in the oil and natural gas markets on the Partnership’s business, cash flows, liquidity, financial condition and results of operations remain dependent on a number of factors, such as new variants or outbreaks, the length and severity of the worldwide economic downturn, the ability of OPEC and other crude oil producing nations to manage the global crude oil supply, additional actions by businesses and governments in response to the pandemic, decreases in crude oil demand, the speed and effectiveness of responses to combat the virus and the time necessary to balance crude oil supply and demand to restore crude oil pricing in the case of new outbreaks or a resurgence. Although prices have recovered, the impact of COVID-19 on our business, including supply chain concerns, among others continues to affect our industry. For additional discussion regarding the risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this report.

Russia / Ukraine Conflict

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, we have not experienced a material impact to operations or the consolidated financial statements as a result of the invasion of Ukraine; however, we will continue to monitor for events that could materially impact us.

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. As noted above, the supply and demand imbalance resulting from the COVID-19 outbreak and various OPEC announcements, the winter storms experienced in parts of the United States in February 2021 and the current conflict between Russia and Ukraine, have created increased volatility in oil and natural gas prices. The table below demonstrates such volatility for the periods presented as reported the United States Energy Information Administration (the “EIA”).

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	High	Low	High	Low	High	Low
Oil ($/Bbl)	$123.64	$71.05	$85.64	$47.47	$63.27	$(36.98)
Natural gas ($/MMBtu)	$9.85	$3.46	$23.86	$2.43	$3.14	$1.33

On February 6, 2023, the WTI posted price for crude oil was $74.11 per Bbl and the Henry Hub spot market price of natural gas was $2.17 per MMBtu.

The following table, as reported by the EIA, sets forth the average prices for oil and natural gas.

	Year Ended December 31,
	2022	2021	2020
Oil ($/Bbl)	$94.90	$68.14	$39.16
Natural gas ($/MMBtu)	$6.45	$3.89	$2.03

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased 34% to 762 active land rigs at December 31, 2022 compared to 570 active land rigs at December 31, 2021. The 570 active rig count at December 31, 2021 increased significantly compared to 332 active land rigs at December 31, 2020. The overall increase in rig count is primarily attributable to an uptake in the oil and natural gas market as a result of improved oil and natural gas prices and overall supply shortages.

While the U.S. rig count increased during the year and is now approaching pre-COVID levels, we do not expect significant oil production growth from U.S. operators. A primary reason for this is that the number of DUCs in the United States, one of the best indicators for near-term production growth, has dropped precipitously since 2020. In fact, in the Permian Basin alone, DUCs have dropped from a peak of over 3,500 in July 2020 to just over 1,000 today – levels not seen since 2015. While many companies will focus on replenishing their DUC inventories in the short-term, we believe that inflationary pressures in the drilling, completion and labor side of their businesses will continue to temper oil production growth during 2023.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated.

	December 31,
Basin or Producing Region	2022	2021	2020
Permian Basin	47	25	17
Mid‑Continent	12	8	7
Terryville/Cotton Valley/Haynesville	15	12	9
Appalachian Basin	1	1	1
Bakken/Williston Basin	6	6	3
Eagle Ford	7	6	1
DJ Basin/Rockies/Niobrara	—	1	1
Other	4	2	—
Total	92	61	39

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices received.

The following table presents the breakdown of our oil, natural gas, and NGL revenues for the following periods:

	Year Ended December 31,
	2022	2021	2020
Revenue
Oil sales	46%	50%	56%
Natural gas sales	44%	38%	35%
NGL sales	10%	12%	9%
	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through December 2024, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see “Note 4—Derivatives.”

Reserves and Pricing

The tables below identify our proved reserves at December 31, 2022, 2021 and 2020, in each case based on the reserve report prepared by Ryder Scott. The prices used to estimate proved reserves for the respective periods were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	December 31,
Estimated Net Proved Reserves	2022	2021	2020
Oil (MBbls)	12,355	12,511	12,294
Natural gas (MMcf)	160,298	157,764	144,233
Natural gas liquids (MBbls)	7,388	6,669	6,085
Total (MBoe)(6:1)	46,459	45,474	42,418

	December 31,
Unweighted Arithmetic Average First‑Day‑of‑the‑Month Prices	2022	2021	2020
Oil (Bbls)	$93.67	$66.56	$39.57
Natural gas (Mcf)	$6.36	$3.60	$1.99

Factors Affecting the Comparability of Our Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Opportunities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the years ended December 31, 2022, 2021 and 2020 include the Hatch Acquisition, the Cornerstone Acquisition and the Springbok Acquisition.

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

We did not record an impairment on our oil and natural gas properties for the years ended December 31, 2022 and 2021. We recorded an impairment on our oil and natural gas properties of $251.6 million during the year ended December 31, 2020. The impairment can primarily be attributed to the decline in the 12-month average price of oil and natural gas as a result of the continued impact of the external factors mentioned below. As of December 31, 2020, the 12-month average prices of oil and natural gas were $39.57 per Bbl of oil and $1.99 per Mcf of natural gas. These prices represent a 28.9% and 22.9% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2019, which were $55.69 per Bbl of oil and $2.58 per Mcf of natural gas.

After evaluating certain external factors in 2020, we determined that we did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties. We similarly recorded an impairment on the value of our unevaluated oil and natural gas properties in 2020, which primarily were acquired in various acquisitions since our IPO.

As of December 31, 2022 and 2021, all of our proved reserves are classified as PDP reserves and we have not, and do not intend to record any PUD reserves going forward. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

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

Depreciation and Depletion

We follow the full cost method of accounting for costs related to our oil, natural gas and NGL mineral and royalty properties. Under this method, all such costs are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. The capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil, natural gas and NGL reserves discounted at 10%, including the effect of income taxes. The full cost ceiling is evaluated at the end of each fiscal quarter and additionally when events indicate possible impairment. Costs associated with unevaluated properties are excluded from the full-cost pool until a determination as to whether or not proved reserves can be assigned to the properties. The inclusion of our unevaluated costs into the amortization base is expected to be completed within five years.

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

Income Tax Expense

Effective as of September 24, 2018, the Partnership elected to be taxed as a corporation for United States federal income tax purposes. As a result, we are subject to federal income tax on our taxable income at the United States corporate tax rate, which is currently 21.0%.

Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. A significant portion of our mineral and royalty interests are located in Texas basins and producing regions.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$281,964,126	$175,088,021	$92,586,685
Lease bonus and other income	3,073,609	3,319,104	345,771
Loss on commodity derivative instruments, net	(36,978,550)	(42,791,909)	(2,450,541)
Total revenues	248,059,185	135,615,216	90,481,915
Costs and expenses
Production and ad valorem taxes	16,238,814	10,480,481	6,389,231
Depreciation and depletion expense	50,086,414	36,797,881	47,988,796
Impairment of oil and natural gas properties	—	—	251,558,557
Marketing and other deductions	13,383,074	12,048,643	9,376,375
General and administrative expenses	29,128,659	26,977,519	25,902,496
Consolidated variable interest entities related:
General and administrative expense	2,304,445	—	—
Total costs and expenses	111,141,406	86,304,524	341,215,455
Operating income (loss)	136,917,779	49,310,692	(250,733,540)
Other income (expense)
Equity income in affiliate	2,668,844	1,119,819	763,988
Interest expense	(13,818,310)	(9,182,103)	(6,430,061)
Loss on extinguishment of debt	—	—	(476,350)
Other income (expense)	4,043,530	1,263,566	(100,000)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	3,721,145	—	—
Net income (loss) before income taxes	133,532,988	42,511,974	(256,975,963)
Income tax expense (benefit)	2,738,702	74,100	(885,193)
Net income (loss)	130,794,286	42,437,874	(256,090,770)
Distribution and accretion on Series A preferred units	—	(11,249,969)	(7,810,588)
Net (income) loss and distributions and accretion on Series A preferred units attributable to non-controlling interests in OpCo	(18,822,552)	(8,496,104)	96,642,334
Distribution on Class B units	(42,243)	(76,780)	(91,869)
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP	$111,929,491	$22,615,021	$(167,350,893)
Production Data:
Oil (Bbls)	1,425,842	1,343,771	1,409,163
Natural gas (Mcf)	20,310,991	19,085,400	17,891,384
Natural gas liquids (Bbls)	746,865	714,494	681,575
Combined volumes (Boe) (6:1)	5,557,872	5,239,165	5,072,635

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021 and the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Oil, Natural Gas and NGL Revenues

For the year ended December 31, 2022, our oil, natural gas and NGL revenues were $282.0 million, an increase of $106.9 million from $175.1 million for the year ended December 31, 2021. The significant increase in oil, natural gas and NGL revenues was primarily related to the increase in the average prices we received for oil, natural gas and NGL production, and to a lesser extent, an increase in production volumes for the year ended December 31, 2022 as discussed below.

Our revenues for the year ended December 31, 2021 increased by $82.5 million, from $92.6 million for the year ended December 31, 2020. The significant increase in oil, natural gas and NGL revenues was primarily related to the increase in the average prices we received for oil, natural gas and NGL production, and to a lesser extent, an increase in production volumes for the year ended December 31, 2021 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 5,557,872 Boe or 15,025 Boe/d, for the year ended December 31, 2022, an increase of 318,707 Boe or 671 Boe/d, from 5,239,165 Boe or 14,354 Boe/d, for the year ended December 31, 2021. The increase in production for the year ended December 31, 2022 was primarily attributable to production associated with the Cornerstone Acquisition, which included a full year of production for the year ended December 31, 2022, compared to approximately three months of production for the year ended December 31, 2021, and to a lesser extent, production associated with the Hatch Acquisition.

Our production volumes for the year ended December 31, 2021 increased by 166,530 Boe or 494 Boe/d, from 5,072,635 Boe or 13,860 Boe/d, for the year ended December 31, 2020. The increase in production for the year ended December 31, 2021 was primarily attributable to production associated with the Springbok Acquisition, which included a full year of production for the year ended December 31, 2021, compared to approximately eight months of production for the year ended December 31, 2020.

Our operators received an average of $91.74 per Bbl of oil, $6.04 per Mcf of natural gas and $38.19 per Bbl of NGL for the volumes sold during the year ended December 31, 2022 and $64.86 per Bbl of oil, $3.51 per Mcf of natural gas and $29.33 per Bbl of NGL for the volumes sold during the year ended December 31, 2021. The year ended December 31, 2022 increased 41.4% or $26.88 per Bbl of oil and 72.1% or $2.53 per Mcf of natural gas compared to the year ended December 31, 2021. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 39.3% or $26.76 per Bbl of oil and 65.8% or $2.56 per Mcf of natural gas for the comparable periods.

Average prices received by our operators during the year ended December 31, 2020 increased 75.4% or $27.88 per Bbl of oil and 96.1% or $1.72 per Mcf of natural gas compared to the year ended December 31, 2020, which our operators received an average of $36.98 per Bbl of oil, $1.79 per Mcf of natural gas and $12.39 per Bbl of NGL. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 74.0% or $28.98 per Bbl of oil and 91.6% or $1.86 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income remained relatively flat at $3.1 million for the year ended December 31, 2022, compared to $3.3 million for the year ended December 31, 2021.

Our lease bonus and other income for the year ended December 31, 2021 increased by $3.0 million, from $0.3 million for the year ended December 31, 2020. The increase in lease bonus and other income is primarily related to a $1.5 million lease bonus received during the year ended December 31, 2021, related to properties in the Permian Basin, and also due to the volatility and uncertainty experienced in the oil and gas market for the 2020 period, which discouraged operators from drilling new wells.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the year ended December 31, 2022 included $16.0 million of mark-to-market gains and $53.0 million of losses on the settlement of commodity derivative instruments compared to $22.1 million of mark-to-market losses and $20.7 million of losses on the settlement of commodity derivative instruments for the year ended December 31, 2021. We recorded a mark-to-market gain for the year ended December 31, 2022 as a result of the maturity of derivative contracts with lower strike pricing. This gain was offset by the losses on the settlement of commodity derivative instruments.

Loss on commodity derivative instruments for the year ended December 31, 2020 included $7.1 million of mark-to-market losses and $4.6 million of gains on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the year ended December 31, 2022 were $16.2 million, an increase of $5.7 million from $10.5 million for the year ended December 31, 2021. The increase in production and ad valorem taxes was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2022, and to a lesser extent, production and ad valorem taxes associated with the Cornerstone Acquisition.

For the year ended December 31, 2021, production and ad valorem taxes increased by $4.1 million from $6.4 million for the year ended December 31, 2020. The increase in production and ad valorem taxes was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2021, and to a lesser extent, production and ad valorem taxes associated with the Springbok Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the year ended December 31, 2022 was $50.1 million, an increase of $13.3 million from $36.8 million for the year ended December 31, 2021. The increase in depreciation and depletion expense was due to the Cornerstone Acquisition and the Hatch Acquisition, which significantly increased our net capitalized oil and natural gas properties.

For the year ended December 31, 2021, depreciation and depletion expense decreased by $11.2 million from $48.0 million for the year ended December 31, 2020. The decrease in depreciation and depletion expense was due to the impairment that was recorded during the year ended December 31, 2020, which significantly reduced our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a unit-of-production basis. Estimates of proved developed producing reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $8.84 for the year ended December 31, 2022, an increase of $2.06 per barrel from the $6.78 average depletion rate per barrel for the year ended December 31, 2021. The increase in our average depletion rate per barrel was due to the Cornerstone Acquisition and the Hatch Acquisition, which collectively increased our net capitalized oil and natural gas properties.

For the year ended December 31, 2021, our average depletion rate per barrel decreased by $2.61 per barrel from the $9.39 average depletion rate per barrel for the year ended December 31, 2020. The decrease in depletion rate was due to the significant impairment that was recorded during the year ended December 31, 2020 which significantly reduced our net capitalized oil and natural gas properties.

Impairment of Oil, Natural Gas and NGL Expense

We did not record an impairment expense on our oil and natural gas properties for the years ended December 31, 2022 and 2021. We recorded an impairment expense on our oil and natural gas properties of $251.6 million during the year ended December 31, 2020, as the result of the continued decline in the 12-month average price of oil and natural gas, in each case as further described under “—Factors Affecting the Comparability of Our Results to Our Historical Results—Impairment of Oil and Natural Gas Properties.”

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the year ended December 31, 2022 were $13.4 million, an increase of $1.4 million from $12.0 million for the year ended December 31, 2021, which was primarily attributable to the increase in prices for oil, natural gas and NGL production.

Marketing and other deductions for the year ended December 31, 2021 increased by $2.6 million from $9.4 million for the year ended December 31, 2020. The increase in marketing and other deductions was primarily attributable the increase in prices for oil, natural gas and NGL production.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2022 were $29.1 million, an increase of $2.1 million from $27.0 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to legal and professional fees incurred related to the special meeting of unitholders of the Partnership in May 2022, at which our unitholders approved the adoption of our Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan and our Amended and Restated Agreement of Limited Partnership, and cash general and administrative expenses resulting from an increase in our costs associated with company growth.

General and administrative expenses for the year ended December 31, 2021 remained relatively flat compared to $25.9 million for the year ended December 31, 2020.

Interest Expense

Interest expense for the year ended December 31, 2022 was $13.8 million as compared to interest expense of $9.2 million for the year ended December 31, 2021. The increase in interest expense was primarily due to debt incurred in the latter part of 2021 to fund the redemption of the Series A preferred units and the Cornerstone Acquisition and additional debt incurred in 2022 to fund the purchase of private placement warrants concurrently with the TGR IPO and to fund the cash purchase price paid in the Hatch Acquisition. Also contributing to the increase in interest expense was an increase in the weighted average interest rate from 3.86% at December 31, 2021 to 5.28% at December 31, 2022.

Interest expense for the year ended December 31, 2021 increased by $2.8 million as compared to interest expense of $6.4 million for the year ended December 31, 2020. The increase in interest expense was primarily due to borrowings on the secured revolving credit facility during 2021 to fund the redemption of the Series A preferred units.

Income Tax Expense (Benefit)

For the year ended December 31, 2022, we recognized an income tax expense of $2.7 million, resulting in an effective tax rate of 2.05%, compared to income tax expense of $0.1 million for the year ended December 31, 2021, resulting in an effective tax rate of 0.17%. We recognized an income tax benefit of $0.9 million for the year ended December 31, 2020, resulting in an effective tax rate of 0.34%. The overall change in our effective tax rate for the year ended December 31, 2022 is primarily due estimated current federal income tax that cannot be sheltered by a net operating loss carryforward.

Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. As of December 31, 2022 and 2021, we recorded a full valuation allowance on our deferred tax assets. As a result, we did not recognize a benefit from our net operating losses for the respective periods. See Note 13—Income Taxes for further discussion.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the fourth quarter of 2022 for the repayment of $13.1 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2022. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 7,272,821 OpCo common units and an equal number of Class B units as partial consideration in connection with the Hatch Acquisition. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Fourth Quarter Distributions” above for discussion of our fourth quarter 2022 distributions.

Cash Flows

The following table presents our cash flows for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
Cash Flow Data:
Net cash provided by operating activities	$166,636,493	$91,442,481	$62,245,341
Net cash used in investing activities	(374,723,901)	(55,572,551)	(90,827,734)
Net cash provided by (used in) financing activities	226,061,562	(38,622,493)	24,183,120
Net increase (decrease) in cash and cash equivalents	$17,974,154	$(2,752,563)	$(4,399,273)

Operating Activities

Operating cash flow is impacted by many variables, the most significant of which are the changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs we receive from our operators on those volumes. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the year ended December 31, 2022 were $166.6 million, an increase of $75.2 million compared to $91.4 million for the year ended December 31, 2021. The increase in cash flows provided by operating activities was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2022.

Cash flows provided by operating activities for the year ended December 31, 2021 increased by $29.2 million compared to $62.2 million for the year ended December 31, 2020. The increase in cash flows provided by operating activities was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2021.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2022 were $374.7 million compared to $55.6 million for the year ended December 31, 2021. Cash flows used in investing activities for the year ended December 31, 2022 include $236.9 million of investments held in marketable securities related to TGR, $141.3 million used primarily to fund the Hatch Acquisition and $0.2 million used to fund the purchase of equipment, partially offset by $3.6 million in cash distributions received in connection to the joint venture with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP (the “Joint Venture”). For the year ended December 31, 2021, we used approximately $54.6 million to fund the Cornerstone acquisition, we used $0.8 million primarily to fund the renovation of office space, $0.5 million primarily to fund the acquisition of assets from Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Oil Nut Bay Royalties, LP (“Oil Nut Bay”), partially offset by a $0.5 million cash distribution received in connection with the Joint Venture during the period.

Cash flows used in investing activities for the year ended December 31, 2021 increased by $35.2 million compared to cash flows used in used in investing activities of $90.8 million for the year ended December 31, 2020. For the year ended December 31, 2020, we used $87.6 million primarily to fund the Springbok Acquisition, $2.2 million to fund the capital commitments of the Joint Venture and $1.0 million to fund the remodel of office space.

Financing Activities

Cash flows provided by financing activities were $226.1 million for the year ended December 31, 2022 compared to $38.6 million of cash flows used in financing activities for the year ended December 31, 2021. Cash flows provided by financing activities for the year ended December 31, 2022 consists of $227.6 million in proceeds from the TGR IPO (these proceeds are held in trust for the benefit of public stockholders and not available to KRP), $199.2 million of additional borrowings under our secured revolving credit facility, $116.1 million in proceeds from the 2022 Equity Offering and $0.4 million in contributions from Class B unitholder, partially offset by $183.3 million used to repay borrowings under out secured revolving credit facility, $126.8 million of distributions paid to holders common units, OpCo common units and Class B units, $3.3 million of restricted units repurchased for tax withholding, $2.7 million used to pay underwriting commissions related to the equity offering of TGR, $0.5 million paid in connection with the redemption of Class B units and $0.7 million payment of loan origination costs.

Cash flows used in financing activities for the year ended December 31, 2021 consists of $71.7 million of distributions paid to holders of common units and OpCo common units, Series A preferred units and Class B units, $67.1 million to fund the redemption of Series A preferred units, $91.0 million used to repay borrowings under our secured revolving credit facility, $2.1 million of restricted units repurchased for tax withholding, $0.7 million payment of loan origination costs and $0.2 million paid in connection with the redemption of Class B units, partially offset by $57.5 million in proceeds from the 2021 Equity Offering and $136.6 million of additional borrowings under our secured revolving credit facility.

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

Capital Expenditures

During the year ended December 31, 2022, we paid approximately $141.3 million primarily to fund the Hatch Acquisition. During the year ended December 31, 2021, we paid approximately $55.3 million, which was primarily attributable to the completion of the Cornerstone acquisition. During the year ended December 31, 2020, we paid approximately $87.6 million primarily to fund with the Springbok Acquisition.

Indebtedness

On December 15, 2022, we entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to our existing Credit Agreement, dated as of January 11, 2017 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 12, 2018, and that certain Amendment No. 2 to Credit Agreement, dated as of December 8, 2020, and that certain Amendment No. 3 to Credit Agreement, dated as of June 7, 2022, and as otherwise amended or modified prior to such date, the “Credit Agreement” and the Credit Agreement, as amended by the Fourth Credit Agreement Amendment, the “Amended Credit Agreement”), with certain subsidiaries of the Partnership, as guarantors, the lenders party thereto and Citibank as administrative agent.

The Fourth Credit Agreement Amendment amended the Credit Agreement to, among other things, (i) increase the aggregate elected commitments under the Amended Credit Agreement’s senior secured revolving credit facility (the “Credit Facility”) and (ii) the borrowing base under the Credit Facility, in each case, from $300.0 million to $350.0 million.

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units and OpCo common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the secured revolving credit facility) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of December 31, 2022, we had outstanding borrowings of $233.0 million under the secured revolving credit facility and $117.0 million of available capacity.

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

Distributions in excess of the amount taxable as dividend income will reduce a common unitholder’s tax basis in its common units or produce capital gain to the extent they exceed a common unitholder’s tax basis. Any reduced tax basis will increase a common unitholder’s capital gain when it sells its common units. Our estimates are the result of certain non-cash expenses (principally depletion) substantially offsetting our taxable income and tax “earnings and profits.” Our estimates of the tax treatment of earnings and distributions are based upon assumptions regarding the capital structure and earnings of the Operating Company, our capital structure and the amount of the earnings of the Operating Company allocated to us. Many factors may impact these estimates, including changes in drilling and production activity, commodity prices, future acquisitions or changes in the business, economic, regulatory, legislative, competitive or political environment in which we operate. These estimates are based on current tax law and tax reporting positions that we have adopted and with which the Internal Revenue Service could disagree. These estimates are not fact and should not be relied upon as being necessarily indicative of future results, and no assurances can be made regarding these estimates. You are encouraged to consult with your tax advisor on this matter. Please read “Item 1A. Risk Factors—Tax Risks” elsewhere in this Annual Report.

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

Depletion of evaluated oil, natural gas and NGL properties is computed on the units of production method, whereby capitalized costs are amortized over total proved reserves. Oil, natural gas and NGL reserve quantities are used as the basis to calculate unit-of-production depletion. Depletion is calculated by taking the ratio of asset costs to total proved reserves applied to actual production. The volumes produced and asset costs are known, while proved reserves are based on estimates that are subject to some variability.

Unevaluated Properties

Costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves, which is primarily based upon when such properties become producing. We assess all items classified as unevaluated property on a periodic basis for possible impairment. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: the operators’ intent to drill; remaining lease term; geological and geophysical evaluations; the operators’ drilling results and activity; the assignment of proved reserves; and the economic viability of operator development if proved reserves are assigned. During any period in which these factors indicate an impairment, carrying value in excess of estimated recoverable value for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization or potential impairment.

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

There are numerous uncertainties inherent in estimating quantities of proved oil, natural gas and NGL reserves. Oil, natural gas and NGL reserve engineering is a subjective process of estimating underground accumulations of oil, natural gas and NGLs that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil, natural gas and NGLs that are ultimately recovered. Additionally, we continue to not intend to book PUD reserves.

Revenue Recognition

Mineral and royalty interests represent the right to receive revenues from the sale of oil, natural gas and NGLs, less production and ad valorem taxes and post-production expenses. The pricing of oil, natural gas and NGLs from the properties in which we own a mineral or royalty interest is primarily determined by supply and demand in the marketplace and can fluctuate considerably. As an owner of mineral and royalty interests, we have no involvement or operational control over the volumes and method of sale of the oil, natural gas and NGLs produced and sold from the property. We have no rights or obligations to explore, develop or operate the property and do not incur any of the costs of exploration, development and operation of the property. Oil, natural gas and NGL revenues from our mineral and royalty interests are recognized at the point control of the product is transferred to the purchaser. The price and volumes of certain sales are based on estimates that are sometimes not available until future periods. In such cases, estimated realizations are accrued when the sale is recognized and are finalized when the price and volume is available. Such adjustments to revenue from performance obligations satisfied in previous periods are not significant.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil, natural gas and NGL production of our operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil, natural gas and NGL production has been volatile and unpredictable for several years, and we expect commodity prices to be even more volatile in the future as a result of COVID-19 and its variants, ongoing international supply and demand imbalances and limited international storage capacity. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we entered into commodity derivative contracts to reduce our exposure to price volatility of oil and natural gas. The counterparty to the contracts is an unrelated third party.

Our commodity derivative contracts consist of fixed price swaps, under which we receive a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. We hedge our daily production based on the amount of debt and/or preferred equity as a percent of our enterprise value. As of December 31 2022, these economic hedges constituted approximately 21% of our daily oil and natural gas production.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2022, we had three counterparties to our derivative contracts, which are also lenders under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. During the years ended December 31, 2022, 2021 and 2020, our top purchaser accounted for approximately 11.3%, 6.0% and 7.1%, respectively, of our oil, natural gas and NGL revenues. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of December 31, 2022, we had total borrowings outstanding under our secured revolving credit facility of $233.0 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense of approximately $2.3 million annually, assuming that our indebtedness remained constant throughout the year.

On January 27, 2021, we entered into an interest rate swap with Citibank, which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility. On May 17, 2022 we entered into a partial termination agreement with Citibank to unwind 50% of the interest rate swap. On August 8, 2022, we entered into a termination agreement with Citibank to unwind the remaining 50% of the interest rate swap. The terminations resulted in a $6.4 million gain for the year ended December 31, 2022, which is included in other income (expense) in the accompanying consolidated statements of operations. We used an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converted a portion of our secured revolving credit facility from a floating to a fixed rate.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2020 through December 31, 2022. However, rising inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

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

The tables below present a reconciliation of Adjusted EBITDA and cash available for distribution on common units to net income (loss) and net cash provided by operating activities, our most directly comparable GAAP financial measures, for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income (loss)	$130,794,286	$42,437,874	$(256,090,770)
Depreciation and depletion expense	50,086,414	36,797,881	47,988,796
Interest expense	13,818,310	9,182,103	6,430,061
Cash distribution from affiliate	385,326	1,015,559	812,810
Income tax expense (benefit)	2,738,702	74,100	(885,193)
EBITDA	197,823,038	89,507,517	(201,744,296)
Impairment of oil and natural gas properties	—	—	251,558,557
Unit-based compensation	11,107,639	10,632,725	9,261,756
Loss on extinguishment debt	—	—	476,350
(Gain) loss on derivative instruments, net of settlements	(14,300,570)	20,343,783	7,085,364
Cash distribution from affiliate	645,451	500,389	—
Equity income in affiliate	(2,668,844)	(1,119,819)	(763,988)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(3,721,145)	—	—
General and administrative expenses	2,304,445	—	—
Consolidated Adjusted EBITDA	191,190,014	119,864,595	65,873,743
Adjusted EBITDA attributable to non-controlling interest	(27,154,867)	(35,608,960)	(23,914,812)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	164,035,147	84,255,635	41,958,931
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	9,583,004	5,297,810	3,399,655
Cash distributions on Series A preferred units	—	1,943,385	3,047,466
Restricted units repurchased for tax withholding	—	1,433,265	—
Cash income tax expense	3,082,245	—	—
Distributions on Class B units	42,243	76,780	91,869
Cash available for distribution on common units	$151,327,655	$75,504,395	$35,419,941

	Year Ended December 31,
	2022	2021	2020
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$166,636,493	$91,442,481	$62,245,341
Interest expense	13,818,310	9,182,103	6,430,061
Income tax expense (benefit)	2,738,702	74,100	(885,193)
Impairment of oil and natural gas properties	—	—	(251,558,557)
Amortization of right-of-use assets	(319,674)	(298,093)	(276,180)
Amortization of loan origination costs	(1,872,700)	(1,556,769)	(1,108,685)
Loss on extinguishment of debt	—	—	(476,350)
Equity (loss) income in affiliate, net	(716,481)	1,119,819	763,988
Forfeiture of restricted units	19,813	—	127,934
Unit-based compensation	(11,107,639)	(10,632,725)	(9,261,756)
Gain (loss) on derivative instruments, net of settlements	14,300,570	(20,343,783)	(7,085,364)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	11,846,567	17,594,389	(1,618,006)
Accounts receivable and other current assets	511,319	2,077,637	897,088
Accounts payable	(399,318)	77,716	319,001
Other current liabilities	(1,590,016)	463,828	(533,582)
Operating lease liabilities	324,913	306,814	275,964
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	3,721,145	—	—
Other assets and liabilities	(88,966)	—	—
EBITDA	197,823,038	89,507,517	(201,744,296)
Add:
Impairment of oil and natural gas properties	—	—	251,558,557
Unit-based compensation	11,107,639	10,632,725	9,261,756
Loss on extinguishment of debt	—	—	476,350
(Gain) loss on derivative instruments, net of settlements	(14,300,570)	20,343,783	7,085,364
Cash distribution from affiliate	645,451	500,389	—
Equity income in affiliate	(2,668,844)	(1,119,819)	(763,988)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	(3,721,145)	—	—
General and administrative expenses	2,304,445	—	—
Consolidated Adjusted EBITDA	191,190,014	119,864,595	65,873,743
Adjusted EBITDA attributable to non-controlling interest	(27,154,867)	(35,608,960)	(23,914,812)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	164,035,147	84,255,635	41,958,931
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	9,583,004	5,297,810	3,399,655
Cash distributions on Series A preferred units	—	1,943,385	3,047,466
Restricted units repurchased for tax withholding	—	1,433,265	—
Cash income tax expense	3,082,245	—	—
Distributions on Class B units	42,243	76,780	91,869
Cash available for distribution on common units	$151,327,655	$75,504,395	$35,419,941

Item 8. Financial Statements and Supplementary Data

The Partnership’s consolidated financial statements required by this item are included in this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. On December 15, 2022, we completed the Hatch Acquisition, whose accounts are included in our consolidated financial statements beginning on the acquisition date and reflect total assets and revenues of 24% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. The scope of our assessment of internal control over financial reporting excludes the Hatch Acquisition. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded our internal controls over financial reporting were effective as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting related to the mineral and royalty interests acquired from Hatch Royalty LLC, (“Hatch”), whose accounts are included in the Partnership’s consolidated financial statements beginning on the acquisition date and reflect total assets and revenues of 24 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, the mineral and royalty interests were acquired from Hatch on December 15, 2022. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of the mineral and royalty interests acquired from Hatch.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 23, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for the executive officers, directors and director nominees of our General Partner as of December 31, 2022. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board of Directors. Messrs. R. Ravnaas and D. Ravnaas are father and son, respectively, and Messrs. Fortson and Wynne are father-in-law and son-in-law, respectively.

Name	Age	Position With Our General Partner
Robert D. Ravnaas	65	Chief Executive Officer and Chairman of the Board of Directors
R. Davis Ravnaas	37	President and Chief Financial Officer
Matthew S. Daly	50	Chief Operating Officer
R. Blayne Rhynsburger	36	Controller
Brett G. Taylor	62	Executive Vice Chairman of the Board of Directors
Ben J. Fortson	90	Director
T. Scott Martin	72	Director
Mitch S. Wynne	64	Director
William H. Adams III	64	Independent Director
Craig Stone	59	Independent Director
Erik B. Daugbjerg	53	Independent Director

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

Matthew S. Daly. Matthew S. Daly was appointed Chief Operating Officer of our General Partner in May 2017. Mr. Daly has served as Senior Vice President—Corporate Development of our General Partner since September 2016. Mr. Daly served as Senior Vice President—Corporate Development of our Predecessor from August 2016 until our IPO. From 2014 to 2016, Mr. Daly served as Senior Analyst—Energy at Hirzel Capital Management LLC, a Dallas-based hedge fund, where he managed public energy investments. From 2004 to 2013, he served as Senior Analyst—Energy at Kleinheinz Capital Partners, Inc., where he managed public and private energy investments and assisted with macro hedging trades. From 2002 to 2004, Mr. Daly was a Vice President—Mergers and Acquisitions at Lazard Frères & Co. in New York City. Mr. Daly has a Bachelor of Business Administration from the University of Texas at Austin and a Master of Business Administration from the University of Chicago Booth School of Business and is a certified public accountant. Mr. Daly also serves as Strategic Advisor of Kimbell Tiger Acquisition Corporation.

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

Brett G. Taylor. Brett G. Taylor was appointed as Executive Vice Chairman of the Board of Directors in November 2015. Mr. Taylor has over 37 years of experience in the oil and gas industry as a petroleum landman. He began his career at Texas Oil and Gas Corporation from 1982 to 1985. He then spent thirteen years at Fortson Oil Company, where he served as Land Manager and Vice President—Land from 1985 to 1998. In 1998, Mr. Taylor co-founded, with Joe B. Neuhoff, Neuhoff-Taylor Royalty Company and began acquiring producing royalties and minerals. He has also served as President and Chief Executive Officer of various private companies since 1998, and certain of such companies are Contributing Parties. Mr. Taylor has a Bachelor of Business Administration—Petroleum Land Management degree from the University of Texas at Austin and is a member of the American Association of Professional Landmen. Mr. Taylor was selected to serve as a director because of his broad knowledge of land management, oil and gas title, due diligence and related matters.

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

Mitch S. Wynne. Mitch S. Wynne was appointed as a director of our General Partner in November 2015. He has been President and owner of Wynne Petroleum Co. since 1992. Mr. Wynne has been engaged in the oil and gas industry for 38 years. In 2013, he founded MSW Royalties, LLC, a Contributing Party, where he serves as manager. Mr. Wynne served on the board of Inspire Insurance Solutions from 1997 to 2002, Millers Mutual Insurance in 1997 and the All Saints’ Episcopal School from 1994 to 1996. He has also served on the board of the Union Gospel Mission in Fort Worth since 2010. Mr. Wynne has a Bachelor of Arts degree in Political Science from Washington and Lee University. Mr. Wynne was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

William H. Adams III. William H. Adams III was appointed as a director of our General Partner effective as of the date that our common units were first listed on the NYSE. Since 2007, Mr. Adams has served as Chairman and Principal Owner of Texas Appliance Supply, Inc., a wholesale and retail appliance distribution company. From 1981 to 2006, Mr. Adams held a variety of positions in the commercial and energy banking sector, including as Executive Regional President of Texas Bank in Fort Worth and as President of Frost Bank—Arlington. From 2001 to 2010, Mr. Adams served as a member of the board of directors of XTO Energy, Inc. Mr. Adams currently serves as a member of the board of directors of TXO Energy Partners, LP, a publicly traded oil and gas production company, and as a member of the board of directors of Graham Savings and Loan, SSB, a privately owned savings bank. Mr. Adams has a Bachelor of Business Administration in Finance from Texas Tech University. Mr. Adams was selected to serve as a director because of his extensive experience in the energy banking sector and as a former director of a public oil and gas company.

Craig Stone. Craig Stone was appointed as a director of our General Partner effective as of the date that our common units were first listed on the NYSE. Mr. Stone concluded a 30-year career with Ernst & Young LLP when he retired effective September 2015. Prior to his retirement from Ernst & Young LLP, Mr. Stone was an audit partner and the Fort Worth Managing Partner at Ernst & Young LLP. Over the course of his career, he has served many public oil and gas clients and assisted in numerous mergers, acquisitions and public offerings, including initial public offerings, secondary offerings and public debt transactions. In February 2017, Mr. Stone accepted a ministry position with the Hills Church where he oversees and manages campus construction and enhancement plans and other strategic expansion initiatives. He has a Bachelor of Science in Accounting from Abilene Christian University and is a certified public accountant. Mr. Stone was selected to serve as a director because of his extensive financial experience with public oil and gas companies.

Erik Daugbjerg. Erik Daugbjerg was appointed as a director of our General Partner in April 2018. Mr. Daugbjerg has more than 22 years of experience in upstream and midstream energy companies, including founding roles at two oil and gas operators based in the Permian Basin. Prior to Concho Resources, Inc.’s acquisition of RSP Permian, Inc. in July 2018, Mr. Daugbjerg served as the Executive Vice President of Land and Business Development of RSP Permian, Inc., a role to which he was appointed in March 2017. Starting in 2010, Mr. Daugbjerg served in various other roles for RSP Permian, Inc. and its affiliates, including Vice President of Business Development and Vice President of Marketing. Mr. Daugbjerg has a Bachelor in Business Administration degree from Southern Methodist University and is active with several Texas energy industry organizations. Mr. Daugbjerg was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, directors and officers, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics covers topics including, but not limited to, conflicts of interest, insider dealing, competition, discrimination and harassment, confidentiality, bribery and corruption, sanctions and compliance procedures. Our Code of Business Conduct and Ethics is posted on the “Corporate Governance” section of our website at www.kimbellrp.com under “Investor Relations—Corporate Governance.” Any amendment to, or waiver from, our Code of Business Conduct and Ethics relating to any of our executive officers will be posted on our website.

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

Item 11. Executive Compensation and Other Information

Compensation Discussion and Analysis

This compensation discussion and analysis (the “CD&A”) provides information about the compensation objectives and policies for our principal executive officer, our principal financial officer and our two other most highly compensated executive officers (collectively our named executive officers or “NEOs”) during the last completed fiscal year. Our NEOs for the year ended December 31, 2022 include:

Name	Principal Position
Robert D. Ravnaas	Chairman and Chief Executive Officer (“CEO”)
R. Davis Ravnaas	President and Chief Financial Officer (“CFO”)
Matthew S. Daly	Chief Operating Officer (“COO”)
R. Blayne Rhynsburger	Controller

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

Our General Partner’s Conflicts and Compensation Committee has adopted an annual review process for our executive compensation program. This annual review typically occurs in December of each year, and the most recent review was conducted in December 2022. This process allows us to adjust our compensation practices and targets based on prevailing market and industry conditions at the time, which aligns our compensation philosophy with our business objectives and, thereby, the interests of our executive officers with those of our unitholders.

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

Use of an Independent Compensation Advisory Firm

Since 2018, our General Partner’s Conflicts and Compensation Committee has engaged Pearl Meyer LLC (“Pearl Meyer”) to review our compensation practices against the norms of its competitive markets and to evaluate and recommend appropriate changes to our compensation practices consistent with our objectives.

The Conflicts and Compensation Committee is responsible for approving the scope of work performed by Pearl Meyer and considering its independence in light of the rules of the SEC and the NYSE. Pearl Meyer provides the Conflicts and Compensation Committee with a letter confirming its independence and the Conflicts and Compensation Committee determined that Pearl Meyer was independent under the relevant rules.

Peer Group Used in Determining 2022 Compensation

Pearl Meyer was engaged to perform a formal survey to identify a peer group of upstream oil and gas companies, as well as mineral and royalty companies, of comparable size to the Partnership. This peer group, which was last updated in Fall 2021, is used by the Conflicts and Compensation Committee to provide comparative market compensation data and guideposts on the basis of which the Conflicts and Compensation Committee determines NEO compensation.

The peer group is comprised of the following sixteen companies:

Black Stone Minerals, L.P.	HighPeak Energy, Inc.
Bonanza Creek Energy, Inc.	Laredo Petroleum, Inc.
Brigham Minerals, Inc.	Matador Resources Company
Callon Petroleum Company	Northern Oil and Gas, Inc.
Centennial Resource Development, Inc.	Oasis Petroleum Inc.
Contango Oil & Gas	PDC Energy, Inc.
Extraction Oil & Gas, Inc.	SM Energy Company
Gulfport Energy Corporation	Whiting Petroleum Corporation

Key Components of Our 2022 Executive Compensation Program and Compensation Mix

Our executive compensation program has been customized to align with our business objectives and to align the interests of our executive officers with those of our unitholders. We annually evaluate the various components of our compensation program relative to the competitive market. Our compensation and benefit programs 2022 consisted of the following key components, which are described in greater detail below:

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

Long-Term Incentive Awards

The Conflicts and Compensation Committee makes determinations regarding long-term incentive restricted unit awards for NEOs in the first quarter of each year, subsequent to year-end results. The target awards for 2022 performance were set in December 2021, with the actual number of restricted units granted determined in February 2023, after the Conflicts and Compensation Committee reviewed the Partnership’s 2022 performance. The Conflicts and Compensation Committee believes that this approach furthers its philosophy of rewarding performance by determining the number of restricted stock units only after the achievement of performance metrics is known. Mr. Rhynsburger did not participate in the executive compensation programs described in this CD&A in 2022; his compensation was determined in accordance with the compensation programs applicable to employees generally, which did not include Partnership performance criteria, and instead was based on peer benchmarking for similar positions as well as his individual contributions and performance.

Because the determination of the number of restricted units in respect to 2022 performance is made in February 2023, after year end, pursuant to SEC reporting rules, the value of those awards is not included in the compensation tables included herein, and will be included in the following year. For example, this year’s Summary Compensation Table reports the value of the restricted units that were granted to NEOs in February 2022 in relation to 2021 fiscal year performance.

Long-term incentive restricted unit awards are made pursuant to the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan. Additionally, each award is subject to the terms and conditions of the award agreement that we entered into with the applicable NEO. The restricted units vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through each applicable vesting date. Upon a grantee’s termination of service for any reason other than death or disability, all unvested restricted units will be immediately forfeited as of the date of termination. In the case of termination resulting from death or disability, all unvested restricted units will become fully vested as of the date of termination. Long-term incentive awards under the executive compensation program have quantitative measures directly linked to the desired financial and operational goals, as described below under “—Factors Used in Determining Incentive Compensation.” The target restricted unit awards set in December 2020 for 2021 performance were 155,000, 120,000 and 85,000 restricted units for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. In February 2022, the Conflicts and Compensation Committee determined that, based on the achievement of performance criteria as set forth in last year’s Form 10-K, that 137.5% of the target restricted units for Messrs. Robert D. Ravnaas, R. Davis Ravnaas, Matthew S. Daly would be granted for 2021 performance, resulting in awards of 213,125, 165,000 and 116,875 restricted units, respectively. As described above, Mr. Rhynsburger’s compensation was determined based on benchmarking of similar positions and he was granted 14,192 restricted units. Because these grants were made in 2022, they are included in the compensation tables included in this Form 10-K.

In December 2021, the Conflicts and Compensation Committee set the target restricted unit awards for 2022 performance at 186,000, 165,000 and 102,000 restricted units for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. The Conflicts and Compensation Committee’s decisions as to the actual number of restricted units granted were made in February 2023, after the review of the achievement of compensation factors, as described below.

STI Bonuses

The STI Bonuses provide our NEOs with an incentive in the form of an annual cash bonus to achieve our overall qualitative business goals. Bonuses for each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas, Matthew S. Daly, and R. Blayne Rhynsburger are based on their achievement of the targets relating to the four factors described below and KRP’s core competency goals, which include achievement of strategic objectives, goals in compliance and ethics and teamwork within the Partnership. The prioritization of KRP’s various core competencies varies by year based in part on the previous year’s performance, and the various core competencies bear differently on the Conflicts and Compensation Committee’s determination of the NEO’s STI Bonuses depending on facts and circumstances considered, with no single factor being determinative to the overall bonus decision. In making the bonus determinations for Messrs. Robert D. Ravnaas, R. Davis Ravnaas, Matthew S. Daly, and R. Blayne Rhynsburger, other post-performance evaluation criteria taken into account include performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure and investment and cost-savings initiatives. Non-financial factors considered also included, among other items, providing strategic leadership and direction for the Partnership, including corporate governance matters, managing the strategic direction of the Partnership, increasing operational efficiency, expanding our asset base and communicating to investors and other important constituencies. The actual amounts of the annual bonus for Messrs. Robert D. Ravnaas, R. Davis Ravnaas, Matthew S. Daly, and R. Blayne Rhynsburger are determined by the Conflicts and Compensation Committee in its sole discretion and may be higher or lower than their target amounts.

In December 2021, the Conflicts and Compensation Committee set the target STI Bonuses for 2022 performance at $575,000, $550,000 and $450,000 for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. The Conflicts and Compensation Committee’s decisions as to the actual STI Bonuses earned for 2022 performance are discussed below.

Factors Used for Determining Incentive Compensation and Compensation Decisions for 2022 Performance

The Conflicts and Compensation Committee approved five factors, which are described in further detail below, to be used in determining the 2022 long-term and short-term incentive awards for our NEOs, other than Mr. R. Blayne Rhynsburger. Four of the five factors are quantitative in nature and one is qualitative.  The four quantitative factors consist of target objectives relating to (i) increase in barrels of oil produced (“production growth”), (ii) replacing proved developed producing reserves (“PDP reserve replacement”), (iii) controlling cash general and administrative expense per barrel of oil equivalent (“Cash G&A expense per Boe”) and (iv) unitholder return relative to select peer companies (“relative unitholder return”). The fifth and only qualitative factor is the achievement of certain core competencies, with such core competencies and the achievement thereof to be determined by the Conflicts and Compensation Committee in its discretion.

The chart below displays each compensation factor for 2022, its relative weight, the target objective and the percentage of the target STI Bonuses and target restricted units to be awarded based on the level of achievement for such related target objective.

			Percentage of Target to be Awarded Based on Level of Achievement of Target Objective for 2022
Compensation Factor	Weight	Target Objective for 2022	Below Target Objective		At Target Objective	Above Target Objective
Production growth	20%	0% - 4% Growth	50%		100%	150%
PDP reserve replacement	20%	95% - 100% Replacement	50%		100%	150%
Cash G&A expense per BOE	20%	$3.10 - $3.30	50%		100%	150%
Achievement of core competencies	20%	Committee Discretion	50%		100%	150%

			Percentage of Target to be Awarded Based on Peer Ranking of TSR for Calendar Year 2022
Relative unitholder return	20%	Peer Ranking of TSR(1)	5th	4th	3rd	2nd	1st
			0%	50%	100%	150%	200%
(1)	Ranking of total shareholder return (“TSR”) for calendar year 2022 including the following companies: KRP, Brigham Minerals, Inc., Black Stone Minerals, L.P., Viper Energy Partners LP and Sitio Royalties Corp. If a peer company is acquired during year, TSR will be calculated from January 1, 2022 through the day of the deal closing.

Pearl Meyer’s analysis determined that the proposed 2022 compensation at the target levels was below the median of the peer group for Messrs. Robert D. Ravnaas and R. Davis Ravnaas and at the median for Matthew S. Daly.

The chart below displays our actual 2022 results for each compensation.

Compensation Factor	Weight	Target Objective for 2022	Actual 2022 Results for the Partnership	Actual 2022 Results Compared to Target Objectives
Production growth	20%	0% - 4% Growth	6% Growth	Above Target
PDP reserve replacement	20%	95% - 100% Replacement	118% Replacement	Above Target
Cash G&A expense per BOE	20%	$3.10 - $3.30	$3.24	At Target
Achievement of core competencies	20%	Committee Discretion	Above Target	Above Target
Relative unitholder return	20%	Peer Ranking of TSR	5th	Below Target

The 2022 STI Bonuses and restricted unit awards were calculated using the respective percentage of level of achievement of each target objective and multiplying it by the target STI Bonuses and restricted unit award. Our actual results achieved with respect to two of the four quantitative compensation factors were above the target objective for 2022, our actual results for the third quantitative compensation factor met the target objective and our actual results for the fourth quantitative compensation factor was below the target objective. For the fifth and sole qualitative compensation factor, the Conflicts and Compensation Committee determined that the NEOs had exceeded the target objective for the achievement of core competencies. As each compensation factor was equally weighted at 20% and the actual results achieved for three of the five compensation factors were above the target objective, with actual results for the fourth factor meeting the target objective, and below target objective for the fifth factor, the Conflicts and Compensation Committee determined that the STI Bonuses and restricted unit awards for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be set at amounts equal to 110.0% of their 2022 target amounts. The chart below displays the actual 2022 STI Bonuses earned and restricted unit awards granted for 2022 performance, based on the level of achievement of each compensation factor.

Name	Long-Term Restricted Units Awarded (1)	STI Bonus Earned
Robert D. Ravnaas	204,600	$632,500
R. Davis Ravnaas	181,500	$605,000
Matthew S. Daly	112,200	$495,000
R. Blayne Rhynsburger (2)	15,409	$70,000
(1)	As described above, the restricted units were not granted until February 2023, after the Conflicts and Compensation Committee’s determination of the achievement of 2022 compensation factors.
(2)	As described above, Mr. Rhynsburger’s compensation for 2022 was determined pursuant to the compensation programs applicable to employees generally, and not pursuant to the compensation factors described in this CD&A.

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

Compensation Policies and Practices as they Relate to Risk Management

Our management team and our Conflicts and Compensation Committee, with the assistance of our independent compensation consultant, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our NEOs. We reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices, or policies that may encourage employees to take unnecessary risks that could threaten our company. No such plans, practices, or policies were identified.

Conflicts and Compensation Committee Report

The Conflicts and Compensation Committee has reviewed and discussed the compensation discussion and analysis included in this Annual Report on Form 10-K with management and, based on such review and discussions, the Conflicts and Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Members of the Conflicts and Compensation Committee,

Mr. William H. Adams III, as Chairman, Mr. Craig Stone, Mr. Erik B. Daugbjerg

Summary Compensation Table

The table below presents the annual compensation of our Named Executive Officers for the years ended December 31, 2022, 2021 and 2020.

				Non-Equity
			Long-Term	Incentive Plan	Other
Name	Year	Salary	Restricted Units (1)(2)	Compensation (1)(3)	Compensation (4)	Total
Robert D. Ravnaas	2022	$575,000	$3,473,938	$632,500	$790,311	$5,471,749
Chairman and CEO	2021	$575,000	$2,186,663	$790,625	$456,380	$4,008,668
	2020	$575,000	$2,372,081	$790,625	$245,890	$3,983,596

R. Davis Ravnaas	2022	$550,000	$2,689,500	$605,000	$615,298	$4,459,798
President and CFO	2021	$550,000	$1,692,900	$756,250	$355,134	$3,354,284
	2020	$550,000	$1,836,450	$756,250	$184,881	$3,327,581

Matthew S. Daly	2022	$450,000	$1,905,063	$495,000	$440,284	$3,290,347
COO	2021	$450,000	$1,199,138	$618,750	$254,625	$2,522,513
	2020	$450,000	$1,300,819	$618,750	$125,079	$2,494,648

R. Blayne Rhynsburger	2022	$250,000	$232,568	$70,000	$67,136	$619,704
Controller	2021	$190,000	$146,390	$70,000	$43,349	$449,739
	2020	$190,000	$158,803	$55,000	$28,855	$432,658
(1)	NEOs receive their long-term incentive restricted units and STI Bonus in the first quarter of the following year, subsequent to year-end results. Long-term incentive restricted units are recognized in the year in which they are awarded, whereas STI Bonuses are recognized in the year in which they are accrued for. As a result, the amounts set forth under “Long-Term Restricted Stock Units” in the table reflect the restricted units that were granted to the executive officers in 2022, the number of which represent the achievement of compensation factors for fiscal 2021.
(2)	Amounts reflect the grant date value as determined pursuant to FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. Amounts for 2022, 2021 and 2020 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 24, 2022 grant date at $16.30 per common unit, the February 25, 2021 grant date at $10.26 per common unit and the February 28, 2020 grant date at $11.13 per common unit, respectively.
(3)	Our non-equity incentive plan compensation consists of the STI Bonus for each of the NEOs, other than Mr. Rhynsburger.
(4)	Amounts reflected in “Other Compensation” are presented in the table below:

		Distributions
		on Long-Term	401(k) Matching	Total Other
Name	Year	Restricted Units	Contributions	Compensation
Robert D. Ravnaas	2022	$775,061	$15,250	$790,311
	2021	$441,880	$14,500	$456,380
	2020	$231,640	$14,250	$245,890

R. Davis Ravnaas	2022	$600,048	$15,250	$615,298
	2021	$340,634	$14,500	$355,134
	2020	$170,631	$14,250	$184,881

Matthew S. Daly	2022	$425,034	$15,250	$440,284
	2021	$240,125	$14,500	$254,625
	2020	$110,829	$14,250	$125,079

R. Blayne Rhynsburger	2022	$51,886	$15,250	$67,136
	2021	$30,349	$13,000	$43,349
	2020	$16,605	$12,250	$28,855

Grants of Plan-Based Awards

The following table provides information concerning each grant of an award made to a named executive officer for fiscal year 2022 .

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Minimum	Target	Maximum	Minimum	Target	Maximum	Total (3)
Robert D. Ravnaas	—	$230,000	$575,000	$920,000
	2/24/2022				77,500	155,000	232,500	$3,473,938

R. Davis Ravnaas	—	$220,000	$550,000	$880,000
	2/24/2022				60,000	120,000	180,000	$2,689,500

Matthew S. Daly	—	$180,000	$450,000	$720,000
	2/24/2022				42,500	85,000	127,500	$1,905,063

R. Blayne Rhynsburger	—	$70,000	$70,000	$70,000
	2/24/2022				14,268	14,268	14,268	$232,568
(1)	Amounts in these columns represent the minimum, target, and maximum possible payouts for STI Bonus. The actual value of bonuses paid to our NEOs for 2022 under this program can be found in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above. STI Bonuses were approved by the Conflicts and Compensation Committee on February 21, 2023.
(2)	Amounts in these columns represent the minimum, target, and maximum possible awards for long-term incentive restricted units. The actual number of restricted units granted were: 213,125, 165,000 and 116,875 for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively.
(3)	Amounts reflect the grant date value as determined pursuant to FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. Amounts reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 24, 2022 grant date at $16.30 per common unit. These amounts are included in the “Long Term Restricted Units” column of the Summary Compensation Table above.

Outstanding Equity Awards

The following table reflects information regarding outstanding unvested restricted units held by our NEOs as of December 31, 2022.

	Unit Awards
	Number of	Market Value of
	Restricted Units that	Restricted Units that
Name	have not vested (1)	have not vested (2)
Robert D. Ravnaas	426,248	$7,118,342
R. Davis Ravnaas	329,999	$5,510,983
Matthew S. Daly	233,749	$3,903,608
R. Blayne Rhynsburger	28,535	$476,535
(1)	The NEO’s outstanding restricted units will generally vest in accordance with the schedule set forth above under “Long-Term Incentive Awards” so long as the NEO remains employed by the Partnership or one of its affiliates through such dates.
(2)	Reflects the market value of our common units computed based on the closing price, $16.70, of our common units on December 31, 2022.

Units Vested

The following table provides information related to the vesting of restricted units held by a named executive officer during fiscal year ended 2022.

Name	Date Vested	Number of Units Acquired on Vesting	Total
Robert D. Ravnaas	3/4/2022	71,043	$1,143,792
	3/5/2022	71,041	$1,145,181

R. Davis Ravnaas	3/4/2022	55,000	$885,500
	3/5/2022	54,999	$886,584

Matthew S. Daly	3/4/2022	38,959	$627,240
	3/5/2022	38,958	$628,003

R. Blayne Rhynsburger	3/4/2022	4,756	$76,572
	3/5/2022	4,755	$76,651
(1)	Value calculated based on the closing price on the NYSE of our common units on the vesting date.

Potential Payments upon Termination or Change in Control

Our NEOs are not party to employment or severance agreements or programs that would provide for payments in the event of a termination of employment or change in control.  The terms of the restricted unit awards do, however, have accelerated vesting provisions in certain circumstances. Upon a NEO’s termination of service for any reason other than death or disability, all unvested restricted units will be immediately forfeited as of the date of termination. In the case of termination resulting from death or disability, all unvested restricted units will become fully vested as of the date of termination. Upon a change of control, any unvested restricted units will be vested as of the date of such change in control.

The following table presents payments that would occur in the event of death or disability, or change in control, as applicable, as of the last business day of 2022.

	Unit Awards
	Number of	Market Value of
	Restricted Units Vested	Restricted Units Vested
Name	Upon Qualifying Event	Upon Qualifying Event
Robert D. Ravnaas	426,248	$7,118,342
R. Davis Ravnaas	329,999	$5,510,983
Matthew S. Daly	233,749	$3,903,608
R. Blayne Rhynsburger	28,535	$476,535

Director Compensation

Officers or employees of the Partnership who also serve as directors of our General Partner will not receive additional compensation for such service. Each director of our General Partner who is not employed by Kimbell Operating or engaged by Kimbell Operating through a management services agreement (a “non-employee director”) receives the following cash compensation:

●	(i) for a non-independent director, an annual base retainer fee of $70,000 per year or (ii) for an independent director, an annual base retainer fee of $90,000 per year,
●	an additional retainer of $15,000 per year for an independent director who serves as a member of the Audit Committee or the Conflicts and Compensation Committee, and
●	All retainers are paid in cash on a quarterly basis in arrears. Our non-employee directors do not receive any meeting fees, but each director is reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board of Directors or its committees.

In addition to cash compensation, our non-employee directors receive annual equity-based compensation under the LTIP. Our non-employee directors were granted awards under the LTIP on each February 24, 2022, February 25, 2021 and February 28, 2020 consisting of 117,082 restricted units. Beginning in 2020, and continuing in subsequent years, long-term incentive awards are, and will be, granted once annually in the first quarter of each year.

The following table provides information concerning the compensation of our directors who are not NEOs for the year ended December 31, 2022.

			All Other
Name	Fees Earned	Unit Awards (6)	Compensation	Total
William H. Adams III (1)	$105,000	$154,850	$—	$259,850
Erik Daugbjerg (1)	$105,000	$154,850	$—	$259,850
Ben J. Fortson (2)	$—	$664,893	$—	$664,893
T. Scott Martin (3)	$70,000	$114,100	$—	$184,100
Craig Stone (1)	$105,000	$154,850	$—	$259,850
Brett G. Taylor (4)	$—	$2,414,372	$250,000	$2,664,372
Mitch S. Wynne (5)	$—	$664,893	$120,000	$784,893
(1)	Mr. Adams’, Mr. Daugbjerg’s and Mr. Stone’s Fees Earned include the annual cash retainer fee and committee member fees for each non-employee director, as more fully explained above. Mr. Adams, Mr. Daugbjerg and Mr. Stone each have 18,998 unvested restricted units outstanding as of December 31, 2022.
(2)	Mr. Fortson has 81,581 unvested restricted units outstanding as of December 31, 2022.
(3)	Mr. Martin’s Fees Earned includes the annual cash retainer fee for each non-employee director, as more fully explained above. Mr. Martin has 13,999 unvested restricted units outstanding as of December 31, 2022.
(4)	Mr. Taylor’s All Other Compensation consists of his salary earned as an employee of Kimbell Operating. Mr. Taylor has 296,240 unvested restricted units outstanding as of December 31, 2022.
(5)	Mr. Wynne’s All Other Compensation consists of payments made to K3 Royalties, LLC (“K3 Royalties”) as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Wynne has 81,581 unvested restricted units outstanding as of December 31, 2022.
(6)	Amounts reflect the grant date value as determined pursuant to FASB ASC Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. The grant date fair value of our common units is computed based on the average of the opening and closing price on the February 24, 2022 grant date at $16.30 per common unit.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding the beneficial ownership of our common units and Class B units as of February 17, 2023 by:

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

				Percentage of
			Common Units	Common Units
	Common	Class B	Beneficially	Beneficially
Name of Beneficial Owner	Units	Units	Owned (1)	Owned (1)
Kimbell Art Foundation (2)	—	5,135,020	5,135,020	6.4%
Directors and Officers
Robert D. Ravnaas (3)	1,059,141	—	1,059,141	1.3%
R. Davis Ravnaas (4)	637,755	—	637,755	*	%
Matthew S. Daly (5)	417,475	—	417,475	*	%
Blayne Rhynsburger (6)	46,616	—	46,616	*	%
Brett G. Taylor (7)	733,998	—	733,998	*	%
Ben J. Fortson (8)	259,674	—	259,674	*	%
Mitch S. Wynne (9)	228,629	—	228,629	*	%
T. Scott Martin (10)	54,122	—	54,122	*	%
William H. Adams III (11)	69,654	—	69,654	*	%
Craig Stone	44,382	—	44,382	*	%
Erik B. Daugbjerg	74,185	—	74,185	*	%
All directors and executive officers as a group (11 persons)	3,625,631	—	3,625,631	4.5%
*	Less than 1%
(1)	Assumes the full exchange of all outstanding OpCo common units and Class B units for common units.
(2)	The principal business address of the Kimbell Art Foundation is 301 Commerce Street, Suite 2300, Fort Worth, Texas 76102. Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Mr. Fortson was delegated authority to manage the investment assets of the Kimbell Art Foundation and, therefore, may be deemed to have voting or investment power over the securities owned by the Kimbell Art Foundation. Mr. Fortson disclaims beneficial ownership of such securities.
(3)	Robert D. Ravnaas is a partner or member in certain entities that directly or indirectly hold, in the aggregate, 327,812 common units, of which 117,032 common units are deemed to be beneficially owned by Mr. R. Ravnaas and included in the table above. Mr. R. Ravnaas is also a partner or member in certain entities that hold, in the aggregate, 3,076,559 Class B Units, however Mr. R. Ravnaas is deemed not to beneficially own any of the Class B units held by such entities. Mr. R. Ravnaas has a pecuniary interest in an aggregate of approximately 150,666 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. R. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(4)	R. Davis Ravnaas is a partner or member in certain entities that hold, directly or indirectly, in the aggregate, 185,129 common units and 3,076,559 Class B units, however Mr. D. Ravnaas is deemed not to beneficially own any of the common units or Class B units held by such entities. Mr. D. Ravnaas has a pecuniary interest in an aggregate of approximately 34,243 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. D. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(5)	Matthew Daly is a member of an entity that holds 2,813,179 Class B units, however Mr. Daly is not deemed to beneficially own any of the Class B units held by such entity. Mr. Daly has a pecuniary interest in approximately 3,516 Class B units owned by the entity based on his ownership interest in that entity, and Mr. Daly disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.

(6)	Blayne Rhynsburger is a member of an entity that indirectly holds 2,813,179 Class B units, however Mr. Rhynsburger is not deemed to beneficially own any of the Class B units held by such entity. Mr. Rhynsburger has a pecuniary interest in approximately 563 Class B units owned by the entity based on his ownership interest in that entity, and Mr. Rhynsburger disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.
(7)	Brett G. Taylor is a partner in, member of or sole trustee of certain entities that hold, directly or indirectly, in the aggregate, 155,900 common units, and Mr. Taylor may be deemed to have voting or investment power with respect to such common units. Mr. Taylor has a pecuniary interest in an aggregate of approximately 121,405 common units based on his ownership interest in such entities, and Mr. Taylor disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(8)	Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Pursuant to a Schedule 13D/A filed on September 21, 2021, on September 14, 2021 Kimbell Art Foundation formed a four-person Investment Committee, of which Mr. Fortson serves as Chair, with authority to manage the investments of Kimbell Art Foundation, including but not limited to the power to buy, dispose of and vote, or to direct the acquisition, disposition and voting, of investment assets owned by Kimbell Art Foundation. Decisions of such committee are made by majority vote of the members of the committee. As a result, as of such date, Mr. Fortson no longer was deemed to have sole voting and investment power over the securities owned by Kimbell Art Foundation and Mr. Fortson is no longer considered a beneficial owner of such securities. Mr. Fortson is a member, sole shareholder or trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 63,082 common units, and Mr. Fortson may be deemed to have voting or investment power with respect to such common units. Mr. Fortson has a pecuniary interest in an aggregate of approximately 38,082 common units based on his ownership interest in such entities, and Mr. Fortson disclaims beneficial ownership of all of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(9)	Mitch S. Wynne is a member of or trustee of certain entities that hold, directly or indirectly, in the aggregate, 77,455 common units, and Mr. Wynne may be deemed to have voting or investment power with respect to all of such common units. Mr. Wynne has a pecuniary interest in an aggregate of approximately 40,539 common units based on his ownership interest in such entities, and Mr. Wynne disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein. 27,539 common units owned by a trust for which Mr. Wynne serves as trustee are subject to a negative pledge under a loan agreement with a bank.
(10)	T. Scott Martin is a member of an entity that holds, in the aggregate, 12,970 common units. Mr. Martin is deemed to beneficially own such common units, and such common units are included in the table above. Mr. Martin is also a partner or member in certain entities that hold, in the aggregate, 3,076,559 Class B Units, however Mr. Martin is deemed not to beneficially own any of the Class B units held by such entities. Mr. Martin has a pecuniary interest in approximately 12,970 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. Martin disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(11)	Bill Adams has pledged approximately 41,156 common units as collateral for a margin account with a bank.

The below table sets forth the beneficial ownership of the equity interests in our General Partner as of February 17, 2023:

Name of Beneficial Owner (1)	Membership Interest
Kimbell GP Holdings, LLC (2)	100%
Robert D. Ravnaas (3)	33.33%
Brett G. Taylor (3)	33.33%
Mitch S. Wynne / Ben J. Fortson (3)	33.33%
(1)	The address for each beneficial owner in this table is 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.
(2)	Kimbell GP Holdings, LLC is controlled by entities affiliated with Robert D. Ravnaas, Brett G. Taylor, Mitch S. Wynne and Ben J. Fortson.

(3)	Messrs. R. Ravnaas, Taylor, Wynne and Fortson, by virtue of their indirect ownership interest in Kimbell GP Holdings, LLC, which owns our General Partner, may be deemed to beneficially own the non-economic general partner interest in us held by our General Partner. Each of Messrs. R. Ravnaas, Taylor, Wynne and Fortson disclaims beneficial ownership of this interest.

Equity Compensation Plan Information

On May 18, 2022, the Partnership held a special meeting of unitholders of the Partnership, at which the Partnership’s unitholders voted to approve the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (the “A&R LTIP”), which increased the number of common units eligible for issuance under the A&R LTIP by 3,700,000 common units for a total of 8,241,600 common units. The following table provides certain information with respect to this plan as of December 31, 2022:

Number of
	Securities to be	Weighted	Number of Securities
	Issued Upon	-Average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants	Warrants and	Securities Reflected in
	and Rights(1)	Rights(2)	Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	—	4,166,054
Equity compensation plans not approved by unitholders	—	—	—
Total	—	—	4,166,054
(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 8,241,600 units of which, 4,075,546 restricted and common units have been granted. Because these awards have already resulted in the issuance of common units (whether or not restricted), they are not included in column (a).

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

As of February 17, 2023, Kimbell Holdings owns 30,000 common units, representing 0.04% of our limited partner interests outstanding. In addition, Kimbell Holdings owns a 100.0% membership interest in the General Partner, which owns a non-economic general partner interest in us. Messrs. R. Ravnaas and Taylor each own a 33.33% interest in Kimbell Holdings, and Messrs. Wynne and Fortson each own a 16.67% interest in Kimbell Holdings. Kimbell Holdings and each of the Sponsors may be deemed to be a “parent” by virtue of their control over the General Partner. Please read “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for more information relating to each Sponsor’s beneficial ownership in us and the General Partner.

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

Management Services Agreements

Management Services Agreement with Kimbell Operating

We have entered into a management services agreement with Kimbell Operating, pursuant to which Kimbell Operating provides management, administrative, operational and acquisition services to us, including via the services agreements with the Sponsor Managers and the Non-Sponsor Managers (each as defined below). The management services agreement with Kimbell Operating is under terms and conditions similar to those described below in “—Services Agreements with Our Sponsors” and “—Other Services Agreements,” except that neither party to the agreement may terminate unless all of the services agreements with the Sponsor Managers and the Non-Sponsor Managers have terminated. During the years ended December 31, 2022, 2021 and 2020, we paid to Kimbell Operating services fees equal to $0.2 million, $1.0 million and $0.9 million, respectively, which amounts represent an estimated allocation of all projected costs to be incurred by Kimbell Operating in providing such services to us for the respective year, including pursuant to the services agreements with the Sponsor Managers and the Non-Sponsor Managers.

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

Service Fees and Reimbursement. Under the services agreements, Kimbell Operating paid to K3 Royalties a monthly services fee of $10,000 for the years ended December 31, 2022, 2021 and 2020. These amounts represent an estimated allocation of all projected costs to be incurred by such Sponsor Manager in providing services to Kimbell Operating for the respective year. Upon the approval of the Board of Directors, Kimbell Operating will continue to pay a monthly services fee of $10,000 to K3 Royalties, for the period from January 1, 2023 through December 31, 2023. In addition, BJF Royalties will continue to not receive a monthly services fee in connection with providing its services.

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

Other Services Agreements

Management Services. Kimbell Operating previously had services agreements with Nail Bay Royalties and Duncan Management, LLC (collectively, the “Non-Sponsor Managers”), which are entities controlled by Benny D. Duncan, who served on the Board of Directors during the year ended December 31, 2017 and a portion of the year ended December 31, 2018. Effective as of February 8, 2022, Kimbell Operating and each of the Non-Sponsor Managers entered into agreements to terminate the services agreements of such service providers. Pursuant to these agreements, the Non-Sponsor Managers provided management, administrative and operational services to Kimbell Operating. These services included, with respect to the serviced properties: negotiating and executing leases, right of way agreements, pooling orders and similar agreements and orders; providing certain recordkeeping services; resolving title issues; collecting and disbursing payments and rendering related accounting and bookkeeping services; monitoring drilling and production activities; assisting in preparing certain federal and state tax forms; and providing certain additional accounting, title, human resources, regulatory compliance and other services.

Service Fees and Reimbursement. Under the services agreements with the Non-Sponsor Managers, Kimbell Operating paid a services fee of approximately $116,341 for the year ended December 31, 2022. Kimbell Operating paid to the Non-Sponsor Managers a monthly services fee of approximately $70,817 and $68,806 for the years ended December 31, 2021 and 2020, respectively. These amounts represented an estimated allocation of all projected costs to be incurred by such Non-Sponsor Manager in providing services to Kimbell Operating for the respective year.

Indemnification. Under the services agreements with the Non-Sponsor Managers, Kimbell Operating agreed to indemnify each Non-Sponsor Manager, its affiliates and any of their respective employees, officers, directors and agents from and against all liability, demands, claims, actions or causes of action, assessments, losses, damages, costs and expenses (including legal fees) resulting from or arising out of (i) any material breach by Kimbell Operating of the applicable services agreement or (ii) the personal injury, death, property damage or liability of any member of the Partnership Service Group, any third party or any of their respective employees, officers, directors and agents arising from, connected with or under the applicable services agreement. The Non-Sponsor Managers did not have corresponding indemnification obligations with respect to Kimbell Operating.

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

Other Transactions and Relationships with Related Persons

Family members of certain of our General Partner’s executive officers and directors serve as officers or employees of our General Partner and Kimbell Operating. Rand P. Ravnaas, the son of Robert D. Ravnaas and the brother of R. Davis Ravnaas, serves as Vice President—Business Development of our General Partner and Kimbell Operating, and he is a partial owner of certain of the Contributing Parties. In addition, Peter Alcorn, the son-in-law of Mitch Wynne, serves as Vice President—Land of our General Partner and Kimbell Operating, and he is a partial owner of certain of the Contributing Parties. Each of these family members will participate in the A&R LTIP and receive compensation comprising a base salary and bonuses commensurate with other similarly-situated employees.

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $24,450, $22,160 and $20,160 for the years ended December 31, 2022, 2021 and 2020, respectively, for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $611,204, $555,640 and $440,160 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Item 14. Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by Grant Thornton LLP. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2022, 2021 and 2020 were approved by the Audit Committee. The following table sets forth audit and non-audit fees we have paid to Grant Thornton LLP for the periods indicated (in thousands).

	Year Ended December 31,
	2022	2021	2020
Audit Fees (1)	$915,208	$771,214	$691,569
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	—	—	—
All Other Fees (4)	—	—	—
Total	$915,208	$771,214	$691,569
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

Second Amended and Restated Limited Liability Company Agreement of Kimbell Royalty Operating, LLC, dated as of May 18, 2022 (incorporated by reference to Exhibit 3.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on May 18, 2022)

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

Registration Rights Agreement, dated as of December 15, 2022, by and among Kimbell Royalty Partners, LP and Hatch Royalty LLC (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on December 15, 2022)

4.4*	—	Description of Common Units Representing Limited Partnership Interests
10.1†	—

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

10.6	—

Commitment Letter, dated as of May 28, 2018, by and between Kimbell Royalty Partners, LP and Frost Bank, Wells Fargo Bank, National Association, Credit Suisse AG, Cayman Islands Branch, Wells Fargo Securities, LLC and Credit Suisse Loan Funding LLC (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 1, 2018)

10.7	—

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

10.9	—

Additional Lender Agreement, dated as of May 23, 2019, between Independent Bank, Kimbell Royalty Partners, LP and Frost Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed May 28, 2019)

10.10††	—

Amendment No. 2 to Credit Agreement, dated as of December 8, 2020, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A, as administrative agent (incorporated by reference to Exhibit 10.11 to Kimbell Royalty Partners, LP’s Form 10-K filed on February 25, 2021)

10.11††	—

Amendment No. 3 to Credit Agreement, dated as of June 7, 2022, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A, as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Form 8-K filed on June 9, 2022)

10.12††	—

Amendment No. 4 to Credit Agreement, dated as of December 15, 2022, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A, as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Form 8-K filed on December 15, 2022)

10.13†	—

Management Services Agreement, dated February 8, 2017, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on February 14, 2017)

10.14†	—

Amendment No. 1 to Management Services Agreement, dated December 10, 2018, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.10 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 12, 2019)

10.15†	—

Amendment No. 2 to Management Services Agreement, dated December 16, 2019, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.13 to Kimbell Royalty Partners, LP’s Form 10-K filed on February 28, 2020)

10.16†	—

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

10.18†	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.11 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2018)

10.19†	—

Amendment No. 2 to Management Services Agreement, dated December 10, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.17 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 12, 2019)

10.20†	—

Amendment No. 3 to Management Services Agreement, dated December 16, 2019, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.18 to Kimbell Royalty Partners, LP’s Form 10-K filed on February 28, 2020)

10.21	—

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

10.22	—

Purchase and Sale Agreement, dated November 3, 2022, by and among Hatch Royalty LLC, Kimbell Royalty Partners, LP and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on November 3, 2022)

21.1*	—	List of Subsidiaries of Kimbell Royalty Partners, LP
23.1*	—	Consent of Grant Thornton LLP
23.2*	—	Consent of Ryder Scott Company, L.P.
23.3*	—	Consent of KPMG LLP
23.4*	—	Report of Independent Registered Public Accounting Firm—KPMG LLP Opinion on the Consolidated Financial Statements on Kimbell Tiger Acquisition Corporation
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350
99.1*	—	Report of Ryder Scott Company, L.P. as of December 31, 2020
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: February 23, 2023	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Ravnaas	Chairman of the Board of Directors and Chief
Robert D. Ravnaas	Executive Officer (Principal Executive Officer)	February 23, 2023

/s/ R. Davis Ravnaas	President and Chief Financial Officer (Principal
R. Davis Ravnaas	Financial Officer)	February 23, 2023

/s/ R. Blayne Rhynsburger
R. Blayne Rhynsburger	Controller (Principal Accounting Officer)	February 23, 2023

/s/ William H. Adams III
William H. Adams III	Director	February 23, 2023

/s/ Erik B. Daugbjerg
Erik B. Daugbjerg	Director	February 23, 2023

/s/ Ben J. Fortson
Ben J. Fortson	Director	February 23, 2023

/s/ T. Scott Martin
T. Scott Martin	Director	February 23, 2023

/s/ Craig Stone
Craig Stone	Director	February 23, 2023

/s/ Brett G. Taylor
Brett G. Taylor	Director	February 23, 2023

/s/ Mitch S. Wynne
Mitch S. Wynne	Director	February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

We did not audit the consolidated financial statements of Kimbell Tiger Acquisition Corporation, a consolidated variable interest entity, which statements reflect total assets constituting 22% of consolidated total assets as of December 31, 2022, and total revenues of 0% of consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kimbell Tiger Acquisition Corporation, is based solely on the report of the other auditors.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued oil, natural gas, and NGL revenues

As described further in Note 2 to the financial statements, the Partnership records oil, natural gas, and NGL revenues in the month production is delivered to the purchaser. As a non-operator and an owner of mineral and royalty interests, the Partnership has no involvement or operational control over the volumes and method of sale of the oil, natural gas and NGLs produced and sold from the property.  Production settlement statements from operators may not be received for one to four months after the date production is delivered, and as a result, the Partnership is required to estimate accrued revenue at each reporting period based on estimates of production delivered to purchasers and the prices that will be received on those volumes. As of December 31, 2022, the Partnership has accrued $47 million of revenues that are included in oil, natural gas and NGL receivables in the consolidated balance sheet. We identified the estimation of accrued oil, natural gas, and NGL revenues as a critical audit matter.

The principal consideration for our determination that the estimation of accrued oil, natural gas, and NGL revenues is a critical audit matter is that auditing the Partnership’s estimate of accrued revenues is complex and judgmental as changes in certain inputs and assumptions, such as estimated production volumes and the price that will be received on those volumes, could have a significant impact on the measurement of accrued revenues.

Our audit procedures related to the estimation of accrued revenues included the following, among others.

●	We evaluated the design and tested the operating effectiveness of internal controls over the Partnership’s accrued revenue process.
●	We tested a sample of revenue transactions to support inputs used in the estimation of accrued revenues, including the actual volume of production delivered to purchasers and the realized prices received on those volumes.
●	We tested the historical accuracy of prior period estimates of accrued revenues by performing a lookback analysis to evaluate the reasonableness of management’s estimates and to identify indicators of management bias.
●	We assessed the completeness and accuracy of the accrued revenues through disaggregated analytical procedures.

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense and impairment

As described further in Notes 2 and 6 to the financial statements, the Partnership accounts for its oil and natural gas properties using the full cost method of accounting which requires management to make estimates of proved reserves to record depletion expense and to determine if any impairment exists for its oil and natural gas properties. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

The net book value of the Partnership’s oil and natural gas properties as of December 31, 2022 was $753 million and the Partnership recorded depletion expense of $50 million for the year ended December 31, 2022. The Partnership did not record an impairment on its oil and natural gas properties for the year ended December 31, 2022.  The Partnership’s estimates of proved reserves are prepared by an independent petroleum engineering firm.  Estimates of economically recoverable oil and natural gas reserves depend upon a number of factors and assumptions, including the quantities of oil and natural gas reserves ultimately recovered by the Partnership’s operators.  Significant judgment is required by the independent petroleum engineer in evaluating geological and engineering data used to estimate proved oil and natural gas reserves. Estimating reserves also requires the selection of certain subjective inputs, including price assumptions and tax rates by jurisdiction.  We identified the estimation of proved reserves as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions could have a significant impact on the estimation of proved reserves, and in turn, depletion expense and impairment. Auditing the Partnership’s estimate of proved reserves is complex because our work involves the use of the work of the independent petroleum engineer engaged by the Partnership and because evaluating certain inputs described above requires significant auditor judgement.

Our audit procedures related to the estimation of proved reserves included the following, among others.

●	We evaluated the design and tested the operating effectiveness of internal controls over the Partnership’s process to estimate proved reserves.
●	We evaluated the level of knowledge, skill, and ability of the independent petroleum engineer engaged by management and their relationship to the Partnership. We made inquiries of the independent petroleum engineer regarding the process followed and judgments made to estimate the Partnership’s proved reserves, and we read the reserve report prepared by the independent petroleum engineer.
●	We evaluated the pricing inputs used to estimate proved reserves for consistency with requirements under the full cost method of accounting.

●	We performed disaggregated analytical procedures to test the reasonableness of the volumes and cash flows projected from the proved reserves.
●	We selected a sample of wells to test the inputs used in the estimation of proved reserves, including volumes, pricing, and tax rates by jurisdiction.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas

February 23, 2023

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$24,635,718	$7,052,414
Oil, natural gas and NGL receivables	46,993,711	35,147,145
Derivative assets	—	166,307
Accounts receivable and other current assets	3,562,912	3,051,593
Total current assets	75,192,341	45,417,459
Property and equipment, net	953,781	1,888,247
Investment in affiliate (equity method)	—	4,738,822
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($207,695,343 and $153,284,173 excluded from depletion at December 31, 2022 and December 31, 2021, respectively)	1,465,985,718	1,204,395,484
Less: accumulated depreciation, depletion and impairment	(712,716,951)	(663,603,142)
Total oil and natural gas properties, net	753,268,767	540,792,342
Right-of-use assets, net	2,525,323	2,844,997
Derivative assets	754,786	1,590,501
Loan origination costs, net	3,004,104	4,214,484
Assets of consolidated variable interest entities:
Cash	390,850	—
Investments held in trust	240,621,146	—
Prepaid expenses	35,201	—
Total assets	$1,076,746,299	$601,486,852

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,210,337	$811,019
Other current liabilities	4,909,510	3,319,495
Derivative liabilities	12,646,720	24,190,678
Total current liabilities	18,766,567	28,321,192
Operating lease liabilities, excluding current portion	2,236,361	2,561,274
Derivative liabilities	432,142	4,190,776
Long-term debt	233,015,911	217,115,911
Other liabilities	322,917	447,918
Liabilities of consolidated variable interest entities:
Other current liabilities	512,725	—
Deferred underwriting commissions	8,050,000	—
Total liabilities	263,336,623	252,637,071
Commitments and contingencies (Note 15)
Mezzanine equity:
Redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	236,900,000	—
Kimbell Royalty Partners, LP unitholders' equity:
Common units (64,231,833 units and 47,162,773 units issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	601,841,776	328,717,841
Class B units (15,484,400 and 17,611,579 units issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	774,220	880,579
Total Kimbell Royalty Partners, LP unitholders' equity	602,615,996	329,598,420
Non-controlling (deficit) interest in OpCo	(26,106,320)	19,251,361
Total equity	576,509,676	348,849,781
Total liabilities, mezzanine equity and unitholders' equity	$1,076,746,299	$601,486,852

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Revenue
Oil, natural gas and NGL revenues	$281,964,126	$175,088,021	$92,586,685
Lease bonus and other income	3,073,609	3,319,104	345,771
Loss on commodity derivative instruments, net	(36,978,550)	(42,791,909)	(2,450,541)
Total revenues	248,059,185	135,615,216	90,481,915
Costs and expenses
Production and ad valorem taxes	16,238,814	10,480,481	6,389,231
Depreciation and depletion expense	50,086,414	36,797,881	47,988,796
Impairment of oil and natural gas properties	—	—	251,558,557
Marketing and other deductions	13,383,074	12,048,643	9,376,375
General and administrative expense	29,128,659	26,977,519	25,902,496
Consolidated variable interest entities related:
General and administrative expense	2,304,445	—
Total costs and expenses	111,141,406	86,304,524	341,215,455
Operating income (loss)	136,917,779	49,310,692	(250,733,540)
Other income (expense)
Equity income in affiliate	2,668,844	1,119,819	763,988
Interest expense	(13,818,310)	(9,182,103)	(6,430,061)
Loss on extinguishment of debt	—	—	(476,350)
Other income (expense)	4,043,530	1,263,566	(100,000)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	3,721,145	—
Net income (loss) before income taxes	133,532,988	42,511,974	(256,975,963)
Income tax expense (benefit)	2,738,702	74,100	(885,193)
Net income (loss)	130,794,286	42,437,874	(256,090,770)
Distribution and accretion on Series A preferred units	—	(11,249,969)	(7,810,588)
Net (income) loss and distributions and accretion on Series A preferred units attributable to non-controlling interests in OpCo	(18,822,552)	(8,496,104)	96,642,334
Distribution on Class B units	(42,243)	(76,780)	(91,869)
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP	$111,929,491	$22,615,021	$(167,350,893)

Net income (loss) per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$1.75	$0.56	$(4.85)
Diluted	$1.72	$0.51	$(4.85)
Weighted average number of common units outstanding
Basic	54,112,595	40,400,907	34,530,398
Diluted	65,837,017	60,957,824	34,530,398

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

					Non-controlling	Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Interest in TGR	Total
Balance at January 1, 2020	23,518,652	$282,549,841	25,557,606	$1,277,880	$281,157,393	$—	$564,985,114
Common units issued for equity offering	5,000,000	73,601,668	—	—	—	—	73,601,668
Units issued for Springbok Acquisition	2,224,358	13,257,174	2,497,134	124,857	14,758,062	—	28,140,093
Conversion of Class B units to common units	7,274,959	92,065,325	(7,274,959)	(363,748)	(92,065,325)	—	(363,748)
Redemption of Series A preferred units	—	(16,150,018)	—	—	(9,697,873)	—	(25,847,891)
Restricted units used for tax withholding	(29,181)	(273,244)	—	—	—	—	(273,244)
Forfeitures of restricted units	(16,737)	(127,934)	—	—	—	—	(127,934)
Unit-based compensation	946,638	9,535,000	—	—	—	—	9,535,000
Distributions to unitholders	—	(29,513,612)	—	—	(20,507,481)	—	(50,021,093)
Distribution and accretion on Series A preferred units	—	(4,946,646)	—	—	(2,863,942)	—	(7,810,588)
Distribution on Class B units	—	(91,869)	—	—	—	—	(91,869)
Net loss	—	(162,312,378)	—	—	(93,778,392)	—	(256,090,770)
Balance at December 31, 2020	38,918,689	257,593,307	20,779,781	1,038,989	77,002,442	—	335,634,738
Common units issued for equity offering	4,312,500	57,522,440	—	—	—	—	57,522,440
Conversion of Class B units to common units	3,168,202	40,482,756	(3,168,202)	(158,410)	(40,482,756)	—	(158,410)
Redemption of Series A preferred units	—	(10,753,930)	—	—	(4,229,854)	—	(14,983,784)
Restricted units repurchased for tax withholding	(173,185)	(2,064,693)	—	—	—	—	(2,064,693)
Unit-based compensation	936,567	10,632,725	—	—	—	—	10,632,725
Distributions to unitholders	—	(47,309,785)	—	—	(21,534,575)	—	(68,844,360)
Distribution and accretion on Series A preferred units	—	(7,956,092)	—	—	(3,293,877)	—	(11,249,969)
Distribution on Class B units	—	(76,780)	—	—	—	—	(76,780)
Net income	—	30,647,893	—	—	11,789,981	—	42,437,874
Balance at December 31, 2021	47,162,773	328,717,841	17,611,579	880,579	19,251,361	—	348,849,781
Common units issued for equity offering	6,900,000	116,119,417	—	—	—	—	116,119,417
Class B units issued for acquisition	—	—	7,272,821	363,641	120,292,459	—	120,656,100
Conversion of Class B units to common units	9,400,000	162,147,055	(9,400,000)	(470,000)	(162,147,055)	—	(470,000)
Restricted units repurchased for tax withholding	(193,604)	(3,344,828)	—	—	—	—	(3,344,828)
Forfeitures of restricted units	(1,171)	(19,813)	—	—	—	—	(19,813)
Unit-based compensation	963,835	11,107,639	—	—	—	—	11,107,639
Distributions to unitholders	—	(107,402,294)	—	—	(19,323,523)	—	(126,725,817)
Distribution on Class B units	—	(42,243)	—	—	—	—	(42,243)
Proceeds from issuance of TGR public warrants	—	—	—	—	—	11,500,000	11,500,000
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	(17,412,732)	—	—	(3,002,114)	(11,500,000)	(31,914,846)
Net income	—	111,971,734	—	—	18,822,552	—	130,794,286
Balance at December 31, 2022	64,231,833	$601,841,776	15,484,400	$774,220	$(26,106,320)	$—	$576,509,676

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$130,794,286	$42,437,874	$(256,090,770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion expense	50,086,414	36,797,881	47,988,796
Impairment of oil and natural gas properties	—	—	251,558,557
Amortization of right-of-use assets	319,674	298,093	276,180
Amortization of loan origination costs	1,872,700	1,556,769	1,108,685
Loss on extinguishment of debt	—	—	476,350
Equity income in affiliate	(2,668,844)	(1,119,819)	(763,988)
Cash distribution from affiliate	3,770,651	1,015,559	812,810
Forfeiture of restricted units	(19,813)	—	(127,934)
Unit-based compensation	11,107,639	10,632,725	9,261,756
(Gain) loss on derivative instruments, net of settlements	(14,300,570)	20,343,783	7,085,364
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(11,846,567)	(17,594,389)	1,618,006
Accounts receivable and other current assets	(511,319)	(2,077,637)	(897,088)
Accounts payable	399,318	(77,716)	(319,001)
Other current liabilities	1,590,016	(463,828)	533,582
Operating lease liabilities	(324,913)	(306,814)	(275,964)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(3,721,145)	—	—
Other assets and liabilities	88,966	—	—
Net cash provided by operating activities	166,636,493	91,442,481	62,245,341
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(163,140)	(772,688)	(996,102)
Purchase of oil and natural gas properties	(141,297,776)	(55,300,252)	(87,600,123)
Investment in affiliate	—	—	(2,231,509)
Cash distribution from affiliate	3,637,015	500,389	—
Consolidated variable interest entities related:
Investments in marketable securities	(236,900,000)	—	—
Net cash used in investing activities	(374,723,901)	(55,572,551)	(90,827,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity offering	116,119,417	57,522,440	73,601,668
Contributions from Class B unitholders	363,641	—	—
Redemption of Class B contributions on converted units	(470,000)	(158,410)	(363,748)
Redemption on Series A preferred units	—	(67,081,680)	(61,089,600)
Distributions to common unitholders	(107,402,294)	(47,309,785)	(29,513,612)
Distribution to OpCo unitholders	(19,323,523)	(21,534,575)	(20,507,481)
Distribution and accretion on Series A preferred units	—	(2,800,012)	(4,812,509)
Distribution on Class B units	(42,243)	(76,780)	(91,869)
Borrowings on long-term debt	199,200,000	136,565,769	162,614,665
Repayments on long-term debt	(183,300,000)	(91,000,000)	(91,200,000)
Payment of loan origination costs	(662,320)	(684,767)	(4,454,394)
Restricted units repurchased for tax withholding	(3,344,828)	(2,064,693)	—
Consolidated variable interest entities related:
Proceeds from initial public offering of Kimbell Tiger Operating Company	227,585,000	—	—
Payment of underwriting commissions with equity offering of Kimbell Tiger Operating Company, net of adjustments	(2,661,288)	—	—
Net cash provided by (used in) financing activities	226,061,562	(38,622,493)	24,183,120
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,974,154	(2,752,563)	(4,399,273)
CASH AND CASH EQUIVALENTS, beginning of period	7,052,414	9,804,977	14,204,250
CASH AND CASH EQUIVALENTS, end of period	$25,026,568	$7,052,414	$9,804,977

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$11,207,530	$7,538,814		$5,346,892
Cash paid for taxes	$3,082,245	$—		$—
Non-cash investing and financing activities:
Class B units issued in exchange for oil and natural gas properties	$120,292,459	$—		$28,140,092
Noncash effect of Series A preferred unit redemption	$—	$14,893,784		$25,847,891
Noncash deemed distribution to Series A preferred units	$—	$9,431,794		2,998,079
Recognition of tenant improvement asset	$125,001	$447,917		$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$19,636		—
Consolidated variable interest entities related:			$
Deferred underwriting commissions	$8,050,000	$—		—

	Year Ended December 31,
	2022	2021
Reconciliation of Cash and Cash Equivalents and Cash Held at Consolidated Variable Interest Entities to the Consolidated Statements of Cash Flows
Cash and cash equivalents	$24,635,718	$7,052,414
Cash held at consolidated variable interest entities	390,850	—
	$25,026,568	$7,052,414

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

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

Kimbell Royalty Partners, LP is a Delaware limited partnership formed in 2015 to own and acquire mineral and royalty interests in oil and natural gas properties throughout the United States. Effective as of September 24, 2018, the Partnership elected to be taxed as a corporation for United States federal income tax purposes. As an owner of mineral and royalty interests, the Partnership is entitled to a portion of the revenues received from the production of oil, natural gas and associated natural gas liquids (“NGL”) from the acreage underlying its interests, net of post-production expenses and taxes. The Partnership is not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. The Partnership’s primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, its Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which it owns an interest.

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

TGR Sponsor and TGR have been consolidated in the financial statements of the Partnership beginning in the year ended December 31, 2021. This resulted in the consolidation of $241.0 million of assets, $8.6 million of liabilities, $236.9 million of redeemable non-controlling interests and $17.4 million of common equity and $3.0 million of non-controlling interests related to TGR and TGR Sponsor as of December 31, 2022. Further details on the impact of the consolidation of TGR and TGR Sponsor can be found in Note 3—Acquisitions, Joint Venture and Special Purpose Acquisition Company.

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

COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas

Coronavirus (“COVID-19”) remains a global health crisis and there continues to be considerable uncertainty regarding the ultimate impact of COVID-19 and its variants. Despite improvements in global economic activity levels and higher energy demand compared to 2021 and 2020, the impact of COVID-19 continues to be unpredictable, including the impact of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. The Partnership is unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact the Partnership’s business, results of operations, financial condition or cash flows. Commodity prices have risen from 2020; however, further negative impact from COVID-19 may require the Partnership to adjust its business plan.

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

Oil, Natural Gas and Receivables

Oil, natural gas and NGL receivables consists of revenue payments due to the Partnership from its mineral and royalty interests. The Partnership estimates and records an allowance for expected credit losses when failure to collect the receivable is considered probable based on the relevant facts and circumstances surrounding the receivable. As of December 31, 2022 and 2021, no allowance for expected credit losses is deemed necessary based upon a review of current receivables and the lack of historical write offs.

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

Derivative instruments are recognized at fair value. If a right of offset exists under master netting arrangements and certain other criteria are met, derivative assets and liabilities with the same counterparty are netted on the consolidated balance sheet. The Partnership does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices; therefore, gains and losses arising from changes in the fair value of derivatives are recognized on a net basis in the consolidated statements of operations within gain (loss) on commodity derivative instruments.

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

The Partnership’s oil and natural gas properties are depleted on the unit-of-production method using estimates of proved oil, natural gas and NGL reserves. Sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change. No gains or losses were recorded for the years ended December 31, 2022, 2021 or 2020.

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

Due to the nature of the Partnership’s mineral and royalty interests, there are no exploratory activities pending determination, and no exploratory costs were charged to expense for the years ended December 31, 2022, 2021 or 2020.

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

Income Taxes

As discussed further in Note 1—Organization and Basis of Presentation, the Partnership elected to be taxed as a corporation for United States federal income tax purposes, which became effective on September 24, 2018.

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

Uncertain tax positions are recognized in the financial statements only if that position is more-likely-than-not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Partnership had no uncertain tax positions at December 31, 2022, 2021 and 2020.

The Partnership recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2022, 2021 and 2020, the Partnership did not recognize any interest or penalty expense related to uncertain tax positions.

Concentration of Credit Risk

The Partnership has no involvement or operational control over the volumes and method of sale of oil, natural gas and NGLs produced and sold from the properties. It is believed that the loss of any single purchaser would not have a material adverse effect on the results of operations.

During the years ended December 31, 2022, 2021 and 2020, the Partnership’s top purchaser accounted for approximately 11.3%, 6.0% and 7.1%, respectively, of oil, natural gas and NGL sales revenue.

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

Prior-Period Performance Obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for one to four months after the date production is delivered, and as a result, the Partnership is required to estimate the revenue to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received in the month that payment is received from the producer. Identified differences between the Partnership’s revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and NGL contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represent funds raised by TGR, a consolidated special purpose acquisition company, through the TGR IPO (as defined in Note 3). These funds are held in an actively-traded money market fund, which invests in U.S. Treasury securities. Investments held in trust are classified as trading securities and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in other income (expense)—interest earned on marketable securities in trust account on the accompanying consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using quoted prices in an active market and therefore are classified in Level 1 of the fair value hierarchy, as described in Note 5— Fair Value Measurements.

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the shares of TGR Class A common stock (as defined in Note 3) sold in the TGR IPO that are redeemable for cash by the public TGR shareholders concurrently with TGR’s initial business combination or in the event of TGR’s failure to complete a business combination or a tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount remains accreted to its full redemption value at December 31, 2022.

NOTE 3—ACQUISITIONS, JOINT VENTURES AND SPECIAL PURPOSE ACQUISITION COMPANY

Acquisitions

2022 Activity

On December 15, 2022, the Partnership completed the acquisition of certain mineral and royalty assets held by Hatch Royalty LLC (the “Hatch Acquisition”). The aggregate consideration for the Hatch Acquisition consisted of (i) approximately $150.4 million in cash and (ii) the issuance of 7,272,821 OpCo common units and an equal number of Class B units. The Partnership funded the cash payment of the purchase price with borrowings under its secured revolving credit facility. The assets acquired in the Hatch Acquisition are located in the Permian Basin and the Partnership estimates that the assets consisted of approximately 889 net royalty acres on approximately 230,000 gross acres. The Hatch acquisition was accounted for as an asset acquisition and the allocation of the purchase price was $56.4 million to proved properties and $204.7 million to unevaluated properties.

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

Both 2021 acquisitions were accounted for as asset acquisitions and the allocation of the purchase price was $55.3 million to proved properties.

2020 Activity

On April 17, 2020, the Partnership completed the acquisition of all of the equity interests in Springbok Energy Partners, LLC and Springbok Energy Partners II, LLC (the “Springbok Acquisition”). The aggregate consideration for the Springbok Acquisition consisted of (i) approximately $95.0 million in cash, (ii) the issuance of 2,224,358 common units representing limited partner interests in the Partnership (“common units”) and (iii) the issuance of 2,497,134 newly issued common units of the Operating Company (“OpCo common units”) and an equal number of newly issued Class B common units representing limited partner interests of the Partnership (“Class B units”). At the time of the Springbok Acquisition, the acreage acquired had over 90 operators on 2,160 net royalty acres across core areas of the Delaware Basin, DJ Basin, Haynesville, STACK, Eagle Ford and other leading basins. The Springbok acquisition was accounted for as an asset acquisition and the allocation of the purchase price was $41.5 million to proved properties and $74.3 million to unevaluated properties.

Joint Ventures

On June 19, 2019, the Partnership entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, a related party. The Partnership’s ownership in the Joint Venture was 49.3%. During the year ended December 31, 2022, the Joint Venture completed the sale of its royalty, mineral and overriding interests and similar non-cost bearing interests in oil and gas properties for a total purchase price of $15.0 million. Net proceeds distributed to the Partnership were $6.5 million, the majority of which was used to repay debt on the Partnership’s secured revolving credit facility. On November 1, 2022, the Joint Venture was dissolved.

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

In connection with the closing of the TGR IPO, completed the sale of 14.1 million private placement warrants (the “private placement warrants”) to TGR Sponsor, which is a subsidiary of the Partnership, for a purchase price of $1.00 per private placement warrant, generating gross proceeds of $14.1 million. Each private placement warrant is exercisable to purchase for $11.50 one share of TGR Class A common stock.

In addition, TGR incurred $12.7 million of fees and expenses, of which $8.1 million were deferred underwriting commissions that will become payable to the underwriters solely in the event that TGR completes the Business Combination, which were included in deferred underwriting commissions on the accompanying consolidated balance sheet at December 31, 2022.

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

Proceeds of $236.9 million were deposited in a trust account established for the benefit of TGR’s public unitholders consisting of certain proceeds from the TGR IPO and certain proceeds from the sale of the private placement warrants, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $236.9 million, representing the number of TGR units sold at a redemption value of $10.30 per unit, is required by the underwriting agreement to be maintained in the trust account. The proceeds held in the trust account are only permitted to be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act that invest only in direct U.S. government treasury obligations. In connection with the trust account, the Partnership reported investments held in trust of $240.6 million on the accompanying consolidated balance sheet as of December 31, 2022.

The public unitholders’ ownership of TGR Class A common stock represents a redeemable non-controlling interest to the Partnership, which is classified outside of permanent unitholders’ equity as the TGR Class A common stock is redeemable at the option of the public unitholders in connection with the Business Combination. The carrying amount of the redeemable non-controlling interest is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable non-controlling interest’s share of TGR’s net income or loss and distributions or (ii) the redemption value. The public unitholders of TGR Class A common stock will be entitled in certain circumstances to redeem their shares of TGR Class A common stock for a pro rata portion of the amount in the trust account at $10.30 per share of TGR Class A common stock held, plus any pro rata interest earned on the funds held in the trust account. As of December 31, 2022, the carrying amount of the redeemable non-controlling interest was recorded at its redemption value of $236.9 million. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized as a deemed dividend and are recorded directly to unitholders’ equity on the accompanying consolidated balance sheets.

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

As of December 31, 2022, the Partnership owned approximately 20% of the common stock of TGR and the net loss and net assets of TGR were consolidated with the Partnership’s financial statements. The remaining approximately 80% of the consolidated net loss and net assets of TGR, representing the percentage of economic interest in TGR held by public shareholders of TGR through their ownership of TGR common stock, were allocated to redeemable non-controlling interest. The total assets of TGR are $241.0 million and total liabilities are $8.6 million as of December 31, 2022. The assets of TGR held outside of trust can only be used to settle obligations of TGR and there is no recourse to the Partnership for TGR’s liabilities. All warrants and TGR Class B common stock held by the Partnership are eliminated in consolidation. Also, all transactions between TGR and the Partnership, as well as related financial statement impact, are eliminated in consolidation.

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

At December 31, 2022, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its daily production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of December 31, 2022, these economic hedges constituted approximately 21% of daily oil and natural gas production.

The Partnership’s oil fixed price swap transactions are settled based upon the average daily prices for the calendar month of the contract period, and its natural gas fixed price swap transactions are settled based upon the last scheduled trading day of the first nearby month futures contract corresponding to the relevant contract period. Settlement for oil derivative contracts occurs in the succeeding month and natural gas derivative contracts are settled in the production month. Changes in the fair values of the Partnership’s commodity derivative instruments are recognized as gains or losses in the current period and are presented on a net basis within revenue in the accompanying consolidated statements of operations.

Interest Rate Swaps

On January 27, 2021, the Partnership entered into an interest rate swap with Citibank, N.A., New York (“Citibank”), which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility. On May 17, 2022, the Partnership entered into a partial termination agreement with Citibank to unwind 50% of the interest rate swap. On August 8, 2022, the Partnership entered into a termination agreement with Citibank to unwind the remaining 50% of the interest rate swap. The terminations resulted in a $6.4 million gain for the year ended December 31, 2022, which is included in other income (expense) in the accompanying consolidated statements of operations. The Partnership used an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converted a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps were recognized as gains or losses in the current period and were presented on a net basis within other income in the accompanying consolidated statements of operations. As of December 31, 2021, the interest rate swap had a total notional amount of $150.0 million and a fair value of $1.8 million.

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Beginning fair value of derivative instruments	$(26,624,646)	$(6,280,863)	$804,501
Loss on derivative instruments	(32,240,915)	(41,240,942)	(2,450,541)
Net cash paid (received) on settlements of derivative instruments	46,541,485	20,897,159	(4,634,823)
Ending fair value of derivative instruments	$(12,324,076)	$(26,624,646)	$(6,280,863)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		December 31,	December 31,
Classification	Balance Sheet Location	2022	2021
Assets:
Current assets	Derivative assets	$—	$166,307
Long-term assets	Derivative assets	754,786	1,590,501
Liabilities:
Current liabilities	Derivative liabilities	(12,646,720)	(24,190,678)
Long-term liabilities	Derivative liabilities	(432,142)	(4,190,776)
		$(12,324,076)	$(26,624,646)

At December 31, 2022, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
January 2023 - December 2023	303,411	$59.35	$53.38	$63.00
January 2024 - December 2024	228,044	$74.44	$69.30	$82.40

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
January 2023 - December 2023	4,245,899	$2.90	$2.52	$3.28
January 2024 - December 2024	3,229,292	$4.34	$4.15	$4.48

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the consolidated balance sheets approximated fair value at December 31, 2022 and 2021 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2022 and 2021.

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

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
December 31, 2022
Assets
Commodity derivative contracts	$—	$754,786	$—	$—	$754,786
Investments held in trust	$240,621,146	$—	$—	$—	$240,621,146
Liabilities
Commodity derivative contracts	$—	$(13,078,862)	$—	$—	$(13,078,862)
December 31, 2021
Assets
Interest rate swap contracts	$—	$1,756,808	$—	$—	$1,756,808
Liabilities
Commodity derivative contracts	$—	$(28,381,454)	$—	$—	$(28,381,454)

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	December 31,	December 31,
	2022	2021
Oil and natural gas properties
Proved properties	$1,258,290,375	$1,051,111,311
Unevaluated properties	207,695,343	153,284,173
Less: accumulated depreciation, depletion and impairment	(712,716,951)	(663,603,142)
Total oil and natural gas properties	$753,268,767	$540,792,342

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

After evaluating certain external factors in the first quarter of 2020, including a significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks, in each case related to reduced demand for oil and natural gas as a result of COVID-19, the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries, and other supply factors, the Partnership determined in 2020 that significant drilling uncertainty existed regarding its proved undeveloped (“PUD”) reserves that were included in its total estimated proved reserves as of December 31, 2019, as well as its unevaluated oil and natural gas properties. Specifically, with respect to the Partnership’s PUD reserves (which accounted for approximately 6.1% of total estimated proved reserves as of December 31, 2019), the Partnership determined that it did not have reasonable certainty as to the timing of the development of the PUD reserves and, therefore, recorded an impairment on such properties in the first quarter of 2020. The Partnership did not book PUD reserves in its total estimated proved reserves as of December 31, 2022, 2021 or 2020.

The Partnership did not record an impairment on its oil and natural gas properties for the years ended December 31, 2022 and 2021 due to the increase in the twelve-month average oil and gas index prices, calculated as the unweighted average for first-day-of-the-month price for each month. As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $251.6 million during the year ended December 31, 2020, including the $48.6 million in unevaluated properties transferred to the full cost pool. The impairment can primarily be attributed to the decline in the 12-month average price of oil and natural gas during the year ended December 31, 2020.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying consolidated balance sheets. Short-term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of December 31, 2022 is 6.37 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75% for the year ended December 31, 2022.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020. The total operating lease expense recorded for the years ended December 31, 2022, 2021 and 2020 was $0.5 million, $0.4 million and $0.5 million, respectively.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

Maturities of lease liabilities as of December 31, 2022 are as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases	$3,200,460	$487,787	$488,725	$497,033	$507,648	$511,917	$707,350
Less: Imputed Interest	(639,147)
Total	$2,561,313

NOTE 8—LONG-TERM DEBT

On December 15, 2022, the Partnership entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the Partnership’s existing Credit Agreement, dated as of January 11, 2017 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 12, 2018, and that certain Amendment No. 2 to Credit Agreement, dated as of December 8, 2020, and that certain Amendment No. 3 to Credit Agreement, dated as of June 7, 2022, and as otherwise amended or modified prior to such date, the “Credit Agreement” and the Credit Agreement, as amended by the Fourth Credit Agreement Amendment, the “Amended Credit Agreement”), with certain subsidiaries of the Partnership, as guarantors, the lenders party thereto and Citibank as administrative agent.

The Fourth Credit Agreement Amendment amended the Credit Agreement to, among other things, (i) increase the aggregate elected commitments under the Amended Credit Agreement’s senior secured revolving credit facility (the “Credit Facility”) and (ii) the borrowing base under the Credit Facility, in each case, from $300.0 million to $350.0 million. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year, beginning May 1, 2023, based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries.

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

During the year ended December 31, 2022, the Partnership borrowed an additional $199.2 million under the secured revolving credit facility and repaid approximately $183.3 million of the outstanding borrowings. As of December 31, 2022, the Partnership’s outstanding balance was $233.0 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of December 31, 2022.

As of December 31, 2022, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.50% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.50%. For the year ended December 31, 2022, the weighted average interest rate on the Partnership’s outstanding borrowings was 5.28%.

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

As of December 31, 2022 and 2021, no Series A preferred units remain outstanding.

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of December 31, 2022, the Partnership had a total of 64,231,833 common units issued and outstanding and 15,484,400 Class B units outstanding.

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

In November 2022, the Partnership completed an underwritten public offering of 6,900,000 common units for net proceeds of approximately $117.0 million (the “2022 Equity Offering”). The Partnership used the net proceeds from the 2022 Equity Offering to purchase OpCo common units. The Operating Company in turn used the net proceeds to repay approximately $116.0 million of the outstanding borrowings under the Partnership’s secured revolving credit facility.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2021	47,162,773
Conversion of Class B units	9,400,000
Common units issued for equity offering	6,900,000
Common units issued under the A&R LTIP (1)	963,835
Restricted units repurchased for tax withholding	(193,604)
Forfeiture of restricted units	(1,171)
Balance at December 31, 2022	64,231,833
(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as amended, the “A&R LTIP”) on February 24, 2022.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2022	$0.47	April 22, 2022	May 2, 2022	May 9, 2022
Q2 2022	$0.55	August 3, 2022	August 15, 2022	August 22, 2022
Q3 2022	$0.49	November 3, 2022	November 14, 2022	November 21, 2022
Q4 2022	$0.48	February 23, 2023	March 9, 2023	March 16, 2023

Q1 2021	$0.27	April 23, 2021	May 3, 2021	May 10, 2021
Q2 2021	$0.31	July 23, 2021	August 2, 2021	August 9, 2021
Q3 2021	$0.37	October 22, 2021	November 1, 2021	November 8, 2021
Q4 2021	$0.37	January 21, 2022	January 31, 2022	February 7, 2022

Q1 2020	$0.17	April 24, 2020	May 4, 2020	May 11, 2020
Q2 2020	$0.13	July 24, 2020	August 3, 2020	August 10, 2020
Q3 2020	$0.19	October 23, 2020	November 2, 2020	November 9, 2020
Q4 2020	$0.19	January 22, 2021	February 1, 2021	February 8, 2021

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2021	17,611,579
Conversion of Class B units	(9,400,000)
Class B units issued for acquisition	7,272,821
Balance at December 31, 2022	15,484,400

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

NOTE 11—EARNINGS (LOSS) PER COMMON UNIT

Basic earnings (loss) per common unit is calculated by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s A&R LTIP (as defined in Note 12) for its employees, directors and consultants and potential conversion of Class B units. The Partnership uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding Class B units (and corresponding units of Kimbell Royalty Partners, LP), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding restricted units granted under the Partnership’s LTIP. The Partnership does not use the two-class method because the Class B units and the unvested restricted units granted under the Partnership’s A&R LTIP are nonparticipating securities.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP	$111,929,491	$22,615,021	$(167,350,893)
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	(17,412,732)	—	—
Net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	94,516,759	22,615,021	(167,350,893)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests in OpCo	18,864,795	8,496,104	—
Diluted net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	113,381,554	31,111,125

Weighted average number of common units outstanding:
Basic	54,112,595	40,400,907	34,530,398
Effect of dilutive securities:
Class B units	10,819,266	18,839,607	—
Restricted units	905,156	1,717,310	—
Diluted	65,837,017	60,957,824	34,530,398

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$1.75	$0.56	$(4.85)
Diluted	$1.72	$0.51	$(4.85)

The calculation of diluted net income per share for the years ended December 31, 2022 and 2021 includes the conversion of all Class B units to common units calculated using the “if-converted” method and unvested restricted units calculated using the treasury stock method. The calculation of diluted net loss per share for the year ended December 31, 2020 excludes the conversion of Series A preferred units to common units, the conversion of Class B units to common units and 1,276,546 units of unvested restricted units because their inclusion in the calculation would be anti-dilutive.

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2021	1,560,899	$11.108	1.775 years
Awarded	963,835	15.820	—
Vested	(626,371)	10.944	—
Forfeited	(1,171)	15.820	—
Unvested at December 31, 2022	1,897,192	$13.553	1.517 years

NOTE 13—INCOME TAXES

The Partnership’s provision for income taxes is based on the estimated annual effective tax rate plus discrete items. Texas imposes a franchise tax, commonly referred to as the Texas margin tax, which is considered an income tax, at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Partnership incurred $2.7 million of income taxes for the year ended December 31, 2022 and de minimis amounts of income taxes during the years ended December 31, 2021 and 2020.

The Partnership has filed all tax returns to date that are currently due.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act is an economic stimulus package designed to aid in offsetting the economic damage caused by the ongoing COVID-19 pandemic and includes various changes to U.S. income tax regulations. The CARES Act permits the carryback of certain net operating losses that under previous law were only available to be carried forward.

The Partnership’s effective income tax rate was 2.05% for the year ended December 31, 2022. The Partnership earned book income for the current year and is recording a current income tax expense of $2.7 million primarily related to unsheltered taxable income.

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$2,412,702	$69,067	$(812,913)
State	326,000	5,033	(72,280)
Total Current	2,738,702	74,100	(885,193)
Deferred
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
Provision for (benefit from) income taxes	$2,738,702	$74,100	$(885,193)

The Partnership’s income tax expense differs from the amount derived by applying the statutory federal rate to pre-tax loss principally due the effect of the following items:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) before taxes	$133,532,988	$42,511,974	$(256,975,963)
Statutory rate	21%	21%	21%
Income tax provision (benefit) computed at statutory rate	28,041,927	8,927,515	(53,964,952)
Reconciling items:
State income taxes	326,000	5,033	(72,280)
Non-controlling interest	(3,988,366)	(1,788,347)	20,294,890
(Income) loss at OpCo	(24,053,561)	(7,139,168)	33,670,062
Change in valuation allowance - federal	2,202,314	(363,132)	(749,866)
Change in valuation allowance - state	(1,307,605)	(40,626)	168,393
Other, net	1,517,993	472,825	(231,440)
Provision for (benefit from) income taxes	$2,738,702	$74,100	$(885,193)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Partnership’s deferred taxes are detailed in the table below.

	Year Ended December 31,
	2022	2021	2020
Deferred tax asset
Outside basis in OpCo	$18,494,572	$6,641,452	$17,624,909
Federal tax loss carryforwards	2,645,475	12,296,282	1,675,957
State tax loss carryforwards	482,356	1,789,961	238,559
Deferred tax asset	21,622,403	20,727,695	19,539,425
Valuation allowance	(21,622,403)	(20,727,695)	(19,539,425)
Net deferred tax asset	$—	$—	$—
Deferred tax liability
Derivative instruments and other	—	—	—
Net deferred tax liability	$—	$—	$—
Reflected in the accompanying balance sheets as:
Net deferred tax asset	$—	$—	$—
Net deferred tax liability	$—	$—	$—

The tax years ended December 31, 2019 through 2022 remain open to examination under the applicable statute of limitations in the United States and other jurisdictions in which the Partnership and its subsidiaries file income tax returns. In some instances, state statutes of limitations are longer than those under United States federal tax law. The Partnership believes that it is more likely than not that the benefit from the outside basis differences in the Partnership’s investment in the Operating Company and its federal and state loss carryforward will not be realized. In recognition of this risk, the Partnership has provided a valuation allowance of $21.6 million on the deferred tax assets.

As of December 31, 2022, the Partnership has not recorded a reserve for any uncertain tax positions.

NOTE 14—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has separate services agreements with each of BJF Royalties, LLC (“BJF Royalties”), K3 Royalties, LLC (“K3 Royalties”), pursuant to which they and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors will identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and such other entities under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders.

Kimbell Operating previously had services agreements with Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Duncan Management, LLC (“Duncan Management”). Effective as of February 18, 2022, Kimbell Operating and each of Nail Bay Royalties and Duncan Management entered into an agreement to terminate the services agreements of such service providers.

During the year ended December 31, 2022, no monthly services fee was paid to BJF Royalties. During the year ended December 31, 2022, the Partnership made payments to K3 Royalties, Nail Bay Royalties and Duncan Management in the amount of $120,000, $41,251 and $75,090, respectively. Certain consultants who provide services under the management services agreements are also granted restricted units under the Partnership’s A&R LTIP.

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $24,450, $22,160 and $20,160 for the years ended December 31, 2022, 2021 and 2020, respectively, for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $611,204, $555,640 and $440,160 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Partnership received $232,750 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the year ended December 31, 2022.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of December 31, 2022.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to December 31, 2022 in the preparation of its consolidated financial statements.

Distributions

On February 23, 2023, the Board of Directors declared a quarterly cash distribution of $0.48 per common unit and $0.480265 per OpCo common unit for the quarter ended December 31, 2022. The Partnership intends to pay this distribution on March 16, 2023 to common unitholders and OpCo common unitholders of record as of the close of business on March 9, 2023.

As to the Partnership, $0.000265 of the OpCo common unit distribution corresponds to a tax payment made by the Partnership in the fourth quarter of 2022. Under the limited liability company agreement of the Operating Company, the Partnership is not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

Executive Bonus and LTIP Issuance

On February 21, 2023, the Conflicts and Compensation Committee of the Board of Directors approved short-term incentive cash bonuses for executive officers of $2.0 million and the issuance of 998,162 restricted units to its employees and directors.

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

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,	December 31,
	2022	2021
Oil, natural gas and NGL interests
Proved properties	$1,258,290,375	$1,051,111,311
Unevaluated properties	207,695,343	153,284,173
Total oil, natural gas and NGL interests	1,465,985,718	1,204,395,484
Accumulated depreciation, depletion, accretion and impairment	(712,716,951)	(663,603,142)
Net oil, natural gas and NGL interests capitalized	$753,268,767	$540,792,342

Costs Incurred in Oil and Natural Gas Activities

Costs incurred in oil, natural gas and NGL acquisition and development activities are as follows:

	Year Ended December 31,
	2022	2021	2020
Acquisition costs
Proved properties	$56,848,235	$55,300,252	$41,476,734
Unevaluated properties	204,742,000	—	74,263,481
Total	261,590,235	55,300,252	115,740,215
Development costs
Proved properties	—	—	—
Total	—	—	—
Total costs incurred on oil, natural gas and NGL activities	$261,590,235	$55,300,252	$115,740,215

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

	Year Ended December 31,
	2022	2021	2020
Oil, natural gas and NGL revenues	$281,964,126	$175,088,021	$92,586,685
Lease bonus and other income	3,073,609	3,319,104	345,771
Production and ad valorem taxes	(16,238,814)	(10,480,481)	(6,389,231)
Depreciation and depletion expense	(50,086,414)	(36,797,881)	(47,988,796)
Impairment of oil and natural gas properties	—	—	(251,558,557)
Marketing and other deductions	(13,383,074)	(12,048,643)	(9,376,375)
Results of operations from oil, natural gas and NGLs	$205,329,433	$119,080,120	$(222,380,503)

The following tables summarize the net ownership interest in the proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows related to the proved oil, natural gas and NGL reserves, and the estimates were prepared by the Partnership based on reserve reports prepared by Ryder Scott for the years ended December 31, 2022, 2021 and 2020. The proved oil, natural gas and NGL reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the FASB and the SEC.

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

The Partnership’s net proved oil, natural gas and NGL reserves and changes in net proved oil, natural gas and NGL reserves attributable to the oil, natural gas and NGL properties, which are located in multiple states are summarized below:

	Crude Oil and		Natural Gas
	Condensate	Natural Gas	Liquids	Total
	(MBbls)	(MMcf)	(MBbls)	(MBOE)
Net proved reserves at January 1, 2020	12,318	148,742	6,455	43,563
Revisions of previous estimates (1)	18	(2,256)	(2)	(359)
Purchase of minerals in place (2)	1,367	15,637	313	4,286
Production	(1,409)	(17,890)	(681)	(5,072)
Net proved reserves at December 31, 2020	12,294	144,233	6,085	42,418
Revisions of previous estimates (1)	251	24,079	780	5,044
Purchase of minerals in place (3)	1,310	8,537	519	3,252
Production	(1,344)	(19,085)	(715)	(5,240)
Net proved reserves at December 31, 2021	12,511	157,764	6,669	45,474
Revisions of previous estimates (1)	(58)	17,119	759	3,554
Purchase of minerals in place (4)	1,328	5,726	707	2,989
Production	(1,426)	(20,311)	(747)	(5,558)
Net proved reserves at December 31, 2022	12,355	160,298	7,388	46,459

Net proved developed reserves
December 31, 2020	12,294	144,233	6,085	42,418
December 31, 2021	12,511	157,764	6,669	45,474
December 31, 2022	12,355	160,298	7,388	46,459

(1)	Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.
(2)	Includes the acquisition of mineral and royalty interests for a total of $41.5 million. The acquisition consists of mineral and royalty interests primarily in the Delaware Basin, DJ Basin, Haynesville, STACK and Eagle Ford.
(3)	Includes the acquisition of mineral and royalty interests for a total of $55.3 million, primarily consisting of mineral and royalty interests in the Permian Basin, Mid-Continent, Haynesville and other leading U.S. basins.
(4)	Includes the acquisition of mineral and royalty interests for a total of $56.8 million, primarily consisting of mineral and royalty interests in the Permian Basin.

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

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Future cash inflows	$2,253,273	$1,335,917	$705,356
Future production costs	(161,676)	(100,947)	(55,897)
Future state margin taxes	(76,322)	(42,965)	(22,688)
Future income tax expense	—	—	—
Future net cash flows	2,015,275	1,192,005	626,771
Less 10% annual discount to reflect timing of cash flows	(1,110,980)	(665,390)	(341,775)
Standard measure of discounted future net cash flows	$904,295	$526,615	$284,996

Reserve estimates and future cash flows are based on the average market prices for sales of oil, natural gas and NGL adjusted for basis differentials, on the first calendar day of each month during the year. The average prices used for

2022, 2021 and 2020 were $93.67, $66.56 and $39.57 per barrel for crude oil and $6.36, $3.60 and $1.99 per Mcf for natural gas, respectively.

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

Changes in Standardized Measure

Changes in the standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Standardized measure - beginning of year	$526,615	$284,996	$399,971
Sales, net of production costs	(252,597)	(152,751)	(76,821)
Net changes of prices and production costs related to future production	365,427	225,868	(127,838)
Revisions of previous quantity estimates, net of related costs	71,776	60,517	(2,501)
Net changes in state margin taxes	(15,266)	(8,665)	4,314
Net changes in income taxes	—	—	13,480
Accretion of discount	44,280	25,743	38,927
Purchases of reserves in place	77,719	40,545	46,007
Timing differences and other	86,341	50,362	(10,543)
Standardized measure - end of year	$904,295	$526,615	$284,996