Form 10-Q
period 2023-03-31
Kimbell Royalty Partners, LP
filed 2023-05-03
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 OR

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

As of April 28, 2023, the registrant had outstanding 64,950,333 common units representing limited partner interests and 15,484,400 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$19,077,381	$24,635,718
Oil, natural gas and NGL receivables	35,935,697	46,993,711
Accounts receivable and other current assets	3,049,100	3,562,912
Total current assets	58,062,178	75,192,341
Property and equipment, net	865,878	953,781
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($100,758,383 and $207,695,343 excluded from depletion at March 31, 2023 and December 31, 2022, respectively)	1,466,267,562	1,465,985,718
Less: accumulated depreciation, depletion and impairment	(730,184,148)	(712,716,951)
Total oil and natural gas properties, net	736,083,414	753,268,767
Right-of-use assets, net	2,442,166	2,525,323
Derivative assets	2,455,737	754,786
Loan origination costs, net	2,488,006	3,004,104
Assets of consolidated variable interest entities:
Cash	100,930	390,850
Investments held in trust	243,059,983	240,621,146
Prepaid expenses	79,932	35,201
Total assets	$1,045,638,224	$1,076,746,299

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$919,816	$1,210,337
Other current liabilities	5,165,036	4,909,510
Derivative liabilities	2,056,242	12,646,720
Total current liabilities	8,141,094	18,766,567
Operating lease liabilities, excluding current portion	2,151,343	2,236,361
Derivative liabilities	223,970	432,142
Long-term debt	223,915,911	233,015,911
Other liabilities	291,667	322,917
Liabilities of consolidated variable interest entities:
Other current liabilities	865,246	512,725
Deferred underwriting commissions	8,050,000	8,050,000
Total liabilities	243,639,231	263,336,623
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	236,900,000	236,900,000
Kimbell Royalty Partners, LP unitholders' equity:
Common units (64,950,333 units and 64,231,833 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	592,304,290	601,841,776
Class B units (15,484,400 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	774,220	774,220
Total Kimbell Royalty Partners, LP unitholders' equity	593,078,510	602,615,996
Non-controlling deficit in OpCo	(27,979,517)	(26,106,320)
Total equity	565,098,993	576,509,676
Total liabilities, mezzanine equity and unitholders' equity	$1,045,638,224	$1,076,746,299

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Oil, natural gas and NGL revenues	$57,416,759	$65,083,903
Lease bonus and other income	437,337	654,130
Gain (Loss) on commodity derivative instruments, net	9,062,376	(31,983,520)
Total revenues	66,916,472	33,754,513
Costs and expenses
Production and ad valorem taxes	4,277,204	4,020,911
Depreciation and depletion expense	17,563,648	10,759,164
Marketing and other deductions	2,762,039	3,508,066
General and administrative expense	8,278,267	6,589,259
Consolidated variable interest entities related:
General and administrative expense	708,226	739,459
Total costs and expenses	33,589,384	25,616,859
Operating income	33,327,088	8,137,654
Other income (expense)
Equity income in affiliate	—	249,408
Interest expense	(5,463,404)	(2,877,855)
Other income	—	3,068,450
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	2,438,837	101,386
Net income before income taxes	30,302,521	8,679,043
Income tax expense	1,402,983	271,799
Net income	28,899,538	8,407,244
Net income attributable to non-controlling interests in OpCo	(5,563,418)	(1,058,677)
Distribution on Class B units	(15,484)	(17,610)
Net income attributable to common units of Kimbell Royalty Partners, LP	$23,320,636	$7,330,957

Net income (loss) per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.37	$(0.20)
Diluted	$0.36	$(0.20)
Weighted average number of common units outstanding
Basic	62,541,565	45,942,829
Diluted	79,757,979	45,942,829

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total
Balance at January 1, 2023	64,231,833	$601,841,776	15,484,400	$774,220	$(26,106,320)	$576,509,676
Restricted units repurchased for tax withholding	(279,662)	(4,851,962)	—	—	—	(4,851,962)
Unit-based compensation	998,162	3,170,000	—	—	—	3,170,000
Distributions to unitholders	—	(31,176,160)	—	—	(7,436,615)	(38,612,775)
Distribution on Class B units	—	(15,484)	—	—	—	(15,484)
Net income	—	23,336,120	—	—	5,563,418	28,899,538
Balance at March 31, 2023	64,950,333	$592,304,290	15,484,400	$774,220	$(27,979,517)	$565,098,993

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY — (Continued)

(Unaudited)

	Three Months Ended March 31, 2022
					Non-controlling	Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Interest in TGR	Total
Balance at January 1, 2022	47,162,773	$328,717,841	17,611,579	$880,579	$19,251,361	$—	$348,849,781
Costs associated with equity offering	—	(325,508)	—	—	—	—	(325,508)
Conversion of Class B units to common units	9,357,919	161,424,103	(9,357,919)	(467,896)	(161,424,103)	—	(467,896)
Restricted units repurchased for tax withholding	(193,604)	(3,344,828)	—	—	—	—	(3,344,828)
Unit-based compensation	963,835	2,194,342	—	—	—	—	2,194,342
Distributions to unitholders	—	(17,450,226)	—	—	(6,516,284)	—	(23,966,510)
Distribution on Class B units	—	(17,610)	—	—	—	—	(17,610)
Proceeds from issuance of TGR public warrants	—	—	—	—	—	11,500,000	11,500,000
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	(16,325,799)	—	—	(2,351,988)	(11,500,000)	(30,177,787)
Net income	—	7,348,567	—	—	1,058,677	—	8,407,244
Balance at March 31, 2022	57,290,923	$462,220,882	8,253,660	$412,683	$(149,982,337)	$—	$312,651,228

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,899,538	$8,407,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	17,563,648	10,759,164
Amortization of right-of-use assets	83,157	78,025
Amortization of loan origination costs	516,098	442,399
Equity income in affiliate	—	(249,408)
Cash distribution from affiliate	—	385,326
Unit-based compensation	3,170,000	2,194,342
(Gain) loss on derivative instruments, net of settlements	(12,499,601)	18,680,995
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	11,058,014	(6,409,027)
Accounts receivable and other current assets	513,812	730,660
Accounts payable	(290,521)	1,082,653
Other current liabilities	255,526	463,173
Operating lease liabilities	(85,018)	(79,246)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(2,438,837)	(101,386)
Other assets and liabilities	307,790	(352,441)
Net cash provided by operating activities	47,053,606	36,032,473
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(39,798)	(43,628)
Purchase of oil and natural gas properties	(281,844)	(410,257)
Cash distribution from affiliate	—	42,544
Consolidated variable interest entities related:
Investments in marketable securities	—	(236,900,000)
Net cash used in investing activities	(321,642)	(237,311,341)
CASH FLOWS FROM FINANCING ACTIVITIES
Costs associated with equity offering	—	(325,508)
Redemption of Class B contributions on converted units	—	(467,896)
Distributions to common unitholders	(31,176,160)	(17,450,226)
Distribution to OpCo unitholders	(7,436,615)	(6,516,284)
Distribution on Class B units	(15,484)	(17,610)
Borrowings on long-term debt	4,000,000	19,100,000
Repayments on long-term debt	(13,100,000)	(9,700,000)
Payment of loan origination costs	—	(170,196)
Restricted units repurchased for tax withholding	(4,851,962)	(3,344,828)
Consolidated variable interest entities related:
Proceeds from initial public offering of Kimbell Tiger Operating Company	—	227,585,000
Payment of underwriting commissions with equity offering of Kimbell Tiger Operating Company, net of adjustments	—	(924,229)
Net cash (used in) provided by financing activities	(52,580,221)	207,768,223
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,848,257)	6,489,355
CASH AND CASH EQUIVALENTS, beginning of period	25,026,568	7,052,414
CASH AND CASH EQUIVALENTS, end of period	$19,178,311	$13,541,769
Supplemental cash flow information:
Cash paid for interest	$5,106,816	$2,240,972
Non-cash investing and financing activities:
Recognition of tenant improvement asset	$31,250	$31,250
Consolidated variable interest entities related:
Deferred underwriting commissions	$—	$8,050,000

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Reconciliation of Cash and Cash Equivalents and Cash Held at Consolidated Variable Interest Entities to the Consolidated Statements of Cash Flows
Cash and cash equivalents	$19,077,381	$10,587,893
Cash held at consolidated variable interest entities	100,930	2,953,876
	$19,178,311	$13,541,769

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

TGR Sponsor and TGR have been consolidated in the financial statements of the Partnership beginning in the year ended December 31, 2021. This resulted in the consolidation of $243.2 million of assets, $8.9 million of liabilities, $236.9 million of redeemable non-controlling interests and $17.4 million of common equity and $3.0 million of non-controlling interests related to TGR and TGR Sponsor as of March 31, 2023. Further details on the impact of the consolidation of TGR and TGR Sponsor can be found in Note 3—Acquisitions, Joint Venture and Special Purpose Acquisition Company.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). As a result, the accompanying unaudited interim consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which contains a summary of the Partnership’s significant accounting policies and other disclosures. In the opinion of management of the General Partner, the unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP and all adjustments are of a normal recurring nature. The accompanying unaudited interim consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Russia / Ukraine Conflict

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. The conflict and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, the Partnership has not experienced a material impact to operations or the consolidated financial statements as a result of the invasion of Ukraine; however, the Partnership will continue to monitor for events that could materially impact them.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2022 Form 10-K, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three months ended March 31, 2023.

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

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the shares of TGR Class A common stock (as defined in Note 3) sold in the TGR IPO that are redeemable for cash by the public TGR shareholders concurrently with TGR’s initial business combination or in the event of TGR’s failure to complete a business combination or a tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount remains accreted to its full redemption value at March 31, 2023.

New Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, “Leases (Topic 842): Common Control Arrangements.” This update requires that (i) entities determine whether a related party arrangement between entities under common control is a lease and (ii) that leasehold improvements have an amortization period consistent with the shorter of the remaining lease term and the useful life of the improvements, which is an approach that is largely consistent with legacy guidance. This update is effective for financial statements issued for fiscal years beginning after December 15, 2023, including interim periods within that fiscal year. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

NOTE 3—ACQUISITIONS, JOINT VENTURE AND SPECIAL PURPOSE ACQUISITION COMPANY

Acquisitions

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

Joint Venture

On June 19, 2019, the Partnership entered into a joint venture (the “Joint Venture”) with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP, a related party. The Partnership’s ownership in the Joint Venture was 49.3%. During the year ended December 31, 2022, the Joint Venture completed the sale of its royalty, mineral and overriding interests and similar non-cost bearing interests in oil and gas properties for a total purchase price of $15.0 million. Net proceeds distributed to the Partnership were $6.5 million during the year ended December 31, 2022, the majority of which was used to repay debt on the Partnership’s secured revolving credit facility. The Joint Venture was dissolved on November 1, 2022.

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

In addition, TGR incurred $12.7 million of fees and expenses, of which $8.1 million were deferred underwriting commissions that will become payable to the underwriters solely in the event that TGR completes the Business Combination, which were included in deferred underwriting commissions on the accompanying unaudited interim consolidated balance sheets at March 31, 2023 and December 31, 2022.

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

Proceeds of $236.9 million were deposited in a trust account established for the benefit of TGR’s public unitholders consisting of certain proceeds from the TGR IPO and certain proceeds from the sale of the private placement warrants, net of underwriters’ discounts and commissions and other costs and expenses. A minimum balance of $236.9 million, representing the number of TGR units sold at a redemption value of $10.30 per unit, is required by the underwriting agreement to be maintained in the trust account. The proceeds held in the trust account are only permitted to be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act that invest only in direct U.S. government treasury obligations. In connection with the trust account, the Partnership reported investments held in trust of $243.1 million and $240.6 million on the accompanying unaudited interim consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

The public unitholders’ ownership of TGR Class A common stock represents a redeemable non-controlling interest to the Partnership, which is classified outside of permanent unitholders’ equity as the TGR Class A common stock is redeemable at the option of the public unitholders in connection with the Business Combination. The carrying amount of the redeemable non-controlling interest is equal to the greater of (i) the initial carrying amount, increased or decreased for the redeemable non-controlling interest’s share of TGR’s net income or loss and distributions or (ii) the redemption value. The public unitholders of TGR Class A common stock will be entitled in certain circumstances to redeem their shares of TGR Class A common stock for a pro rata portion of the amount in the trust account at $10.30 per share of TGR Class A common stock held, plus any pro rata interest earned on the funds held in the trust account. As of March 31, 2023, the carrying amount of the redeemable non-controlling interest was recorded at its redemption value of $236.9 million. Remeasurements to the redemption value of the redeemable non-controlling interest are recognized as a deemed dividend and are recorded directly to unitholders’ equity on the accompanying unaudited interim consolidated balance sheets.

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

As of March 31, 2023, TGR Sponsor, a subsidiary of the Partnership owned approximately 20% of the common stock of TGR and the net loss and net assets of TGR were consolidated with the Partnership’s financial statements. The remaining approximately 80% of the consolidated net loss and net assets of TGR, representing the percentage of economic interest in TGR held by public shareholders of TGR through their ownership of TGR common stock, were allocated to redeemable non-controlling interest. The total assets of TGR are $243.2 million and total liabilities are $8.9 million as of March 31, 2023. The assets of TGR held outside of trust can only be used to settle obligations of TGR and there is no recourse to the Partnership for TGR’s liabilities. All warrants and TGR Class B common stock held by the Partnership are eliminated in consolidation. Also, all transactions between TGR and the Partnership, as well as related financial statement impact, are eliminated in consolidation.

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

As of March 31, 2023, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of March 31, 2023, these economic hedges constituted approximately 15% of daily oil and natural gas production.

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

Interest Rate Swaps

On January 27, 2021, the Partnership entered into an interest rate swap with Citibank, N.A., New York (“Citibank”), which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility. On May 17, 2022, the Partnership entered into a partial termination agreement with Citibank to unwind 50% of the interest rate swap. On August 8, 2022, the Partnership entered into a termination agreement with Citibank to unwind the remaining 50% of the interest rate swap. The terminations resulted in a $6.4 million gain for the year ended December 31, 2022. The Partnership used an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converted a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps were recognized as gains or losses in the current period and were presented on a net basis within other income in the accompanying unaudited interim consolidated statements of operations. As of March 31, 2022, the interest rate swap had a total notional amount of $150.0 million and a fair value of $5.6 million.

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended March 31,
	2023	2022
Beginning fair value of derivative instruments	$(12,324,076)	$(26,624,646)
Gain (loss) on derivative instruments	9,062,376	(28,238,415)
Net cash paid on settlements of derivative instruments	3,437,225	9,557,420
Ending fair value of derivative instruments	$175,525	$(45,305,641)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		March 31,	December 31,
Classification	Balance Sheet Location	2023	2022
Assets:
Current assets	Derivative assets	$—	$—
Long-term assets	Derivative assets	2,455,737	754,786
Liabilities:
Current liabilities	Derivative liabilities	(2,056,242)	(12,646,720)
Long-term liabilities	Derivative liabilities	(223,970)	(432,142)
		$175,525	$(12,324,076)

As of March 31, 2023, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
April 2023 - December 2023	211,557	$61.94	$61.16	$63.00
January 2024 - December 2024	228,044	$74.44	$69.30	$82.40
January 2025 - March 2025	71,640	$66.31	$66.31	$66.31

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
April 2023 - December 2023	3,041,591	$2.97	$2.52	$3.28
January 2024 - December 2024	3,229,292	$4.34	$4.15	$4.48
January 2025 - March 2025	848,070	$4.37	$4.37	$4.37

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of March 31, 2023 and December 31, 2022 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2023 and 2022.

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

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
March 31, 2023
Assets
Commodity derivative contracts	$—	$2,455,737	$—	$—	$2,455,737
Investments held in trust	$243,059,983	$—	$—	$—	$243,059,983
Liabilities
Commodity derivative contracts	$—	$(2,280,212)	$—	$—	$(2,280,212)
December 31, 2022
Assets
Commodity derivative contracts	$—	$754,786	$—	$—	$754,786
Investments held in trust	$240,621,146	$—	$—	$—	$240,621,146
Liabilities
Commodity derivative contracts	$—	$(13,078,862)	$—	$—	$(13,078,862)

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	March 31,	December 31,
	2023	2022
Oil and natural gas properties
Proved properties	$1,365,509,179	$1,258,290,375
Unevaluated properties	100,758,383	207,695,343
Less: accumulated depreciation, depletion and impairment	(730,184,148)	(712,716,951)
Total oil and natural gas properties	$736,083,414	$753,268,767

The Partnership assesses all unevaluated properties on a periodic basis for possible impairment. The Partnership assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: economic and market conditions, operators’ intent to drill, remaining lease term, geological and geophysical evaluations, operators’ drilling results and activity, the assignment of proved reserves and the economic viability of operator development if proved reserves are assigned. Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved reserves is able to be made. During any period in which these factors indicate an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and to the full cost ceiling test. The Partnership did not record an impairment on its oil and natural gas properties for the three months ended March 31, 2023 or 2022.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of March 31, 2023 is 6.13 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 6.75% for the three months ended March 31, 2023.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three months ended March 31, 2023 and 2022. The total operating lease expense recorded for both the three months ended March 31, 2023 and 2022 was $0.1 million.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

Future minimum lease commitments as of March 31, 2023 were as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases	$3,078,437	$365,764	$488,725	$497,033	$507,648	$511,917	$707,350
Less: Imputed Interest	(596,369)
Total	$2,482,068

NOTE 8—LONG-TERM DEBT

On December 15, 2022, the Partnership entered into Amendment No. 4 (the “Fourth Credit Agreement Amendment”) to the Partnership’s existing Credit Agreement, dated as of January 11, 2017 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of July 12, 2018, that certain Amendment No. 2 to Credit Agreement, dated as of December 8, 2020, and that certain Amendment No. 3 to Credit Agreement, dated as of June 7, 2022 and as otherwise amended or modified prior to such date, the “Credit Agreement” and the Credit Agreement, as amended by the Fourth Credit Agreement Amendment, the “Amended Credit Agreement”), with certain subsidiaries of the Partnership, as guarantors, the lenders party thereto and Citibank as administrative agent.

The Fourth Credit Agreement Amendment amended the Credit Agreement to, among other things, (i) increase the aggregate elected commitments under the Amended Credit Agreement’s senior secured revolving credit facility (the “Credit Facility”) and (ii) the borrowing base under the Credit Facility, in each case, from $300.0 million to $350.0 million. The Partnerships senior secured revolving credit facility is collateralized by its oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year, beginning May 1, 2023, based on the value of the Partnership’s oil and natural gas properties and the oil and natural gas properties of the Partnership’s wholly owned subsidiaries. The May borrowing base redetermination is currently being conducted and is expected to be finalized by the end of May 2023. The secured revolving credit facility matures on June 7, 2024.

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

During the three months ended March 31, 2023, the Partnership borrowed an additional $4.0 million under the secured revolving credit facility and repaid approximately $13.1 million of the outstanding borrowings. As of March 31, 2023, the Partnership’s outstanding balance was $223.9 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of March 31, 2023.

As of March 31, 2023, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.50% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.50%. For the three months ended March 31, 2023, the weighted average interest rate on the Partnership’s outstanding borrowings was 8.26%.

NOTE 9—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of March 31, 2023, the Partnership had a total of 64,950,333 common units issued and outstanding and 15,484,400 Class B units outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2022	64,231,833
Common units issued under the A&R LTIP (1)	998,162
Restricted units repurchased for tax withholding	(279,662)
Balance at March 31, 2023	64,950,333
(1)	Includes restricted units granted to certain employees and directors under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 21, 2023.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2023	$0.35	May 3, 2023	May 15, 2023	May 22, 2023

Q1 2022	$0.47	April 22, 2022	May 2, 2022	May 9, 2022

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

NOTE 10—EARNINGS (LOSS) PER COMMON UNIT

Basic earnings (loss) per common unit is calculated by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income (loss) per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s A&R LTIP (as defined in Note 11) for its employees, directors and consultants and potential conversion of Class B units. The Partnership uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding Class B units (and corresponding units of Kimbell Royalty Partners, LP), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding restricted units granted under the Partnership’s LTIP. The Partnership does not use the two-class method because the Class B units and the unvested restricted units granted under the Partnership’s A&R LTIP are nonparticipating securities.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Three Months Ended March 31,
	2023	2022
Net income attributable to common units of Kimbell Royalty Partners, LP	$23,320,636	$7,330,957
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	(16,325,799)
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	23,320,636	(8,994,842)
Net income attributable to non-controlling interests in OpCo and distribution on Class B units	5,578,902	—
Diluted net income (loss) attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	28,899,538	(8,994,842)

Weighted average number of common units outstanding:
Basic	62,541,565	45,942,829
Effect of dilutive securities:
Class B units	15,484,400	—
Restricted units	1,732,014	—
Diluted	79,757,979	45,942,829

Net income (loss) per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.37	$(0.20)
Diluted	$0.36	$(0.20)

The calculation of diluted net income per share for the three months ended March 31, 2023 includes the conversion of all Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method. The calculation of diluted net loss per share for the three months ended March 31, 2022 excludes the conversion of Class B units to common units and 1,753,986 units of unvested restricted units because their inclusion in the calculation would be anti-dilutive.

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2022	1,897,192	$13.553	1.517 years
Awarded	998,162	15.020	—
Vested	(943,924)	12.602	—
Unvested at March 31, 2023	1,951,430	$14.763	2.278 years

NOTE 12—INCOME TAXES

The Partnership’s provision for income taxes is based on the estimated annual effective tax rate plus discrete items. The Partnership recorded an income tax expense of $1.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

During the three months ended March 31, 2023, no monthly services fee was paid to BJF Royalties. During the three months ended March 31, 2023, the Partnership made payments to K3 Royalties in the amount of $30,000. Certain consultants who provide services under management services agreements are granted restricted units under the Partnership’s A&R LTIP.

The Partnership received $56,242 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three months ended March 31, 2023.

Commencing on the date of the TGR IPO, TGR agreed to pay the Partnership a total of $25,000 per month for office space utilities, secretarial support and administrative services provided to members of the management team. Upon completion of TGR’s initial Business Combination or TGR’s liquidation, TGR will cease paying these monthly fees. During the three months ended March 31, 2023, TGR incurred $75,000 as part of this service agreement. Such fees are eliminated in consolidation.

NOTE 14—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of March 31, 2023.

NOTE 15—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to March 31, 2023 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On May 3, 2023, the Board of Directors declared a quarterly cash distribution of $0.35 per common unit and $0.346516 per OpCo common unit for the quarter ended March 31, 2023. The Partnership intends to pay this distribution on May 22, 2023 to common unitholders and OpCo common unitholders of record as of the close of business on May 15, 2023.

As to the Partnership, $0.003484 excluded from the OpCo common unit distribution corresponds to a tax refund received by the Partnership in the first quarter of 2023. Under the limited liability company agreement of the Operating Company, the Partnership does not reimburse the Operating Company for federal income tax refunds received by the Partnership.

Acquisition

On April 11, 2023, the Partnership entered into a purchase and sale agreement with MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”) to acquire certain mineral and royalty assets located in Howard and Borden Counties, Texas. The aggregate consideration at closing will comprise of (i) approximately $48.8 million in cash and (ii) the issuance of (a) 5,369,218 OpCo Common Units and an equal number of Class B units representing limited partnership interests in the Partnership (“Class B Units”) and (b) 557,302 common units. Completion of the MB Minerals Acquisition is subject to the satisfaction or waiver of certain customary closing conditions as set forth in the purchase and sale agreement. The MB Minerals Acquisition is expected to close in the second quarter of 2023, with an effective date of April 1, 2023.

Debt

On April 6, 2023, the Partnership drew down $15.0 million on the senior secured revolving credit facility to fund the deposit on the MB Minerals Acquisition.

Special Purpose Acquisition Company

On May 3, 2023, TGR announced that it will redeem all of its outstanding shares of Class A Common Stock included as part of the units issued in its initial public offering and the 2,500 shares of Class A common stock forming part of the sponsor shares, effective as of the close of business on May 22, 2023, as TGR will not consummate an initial business combination on or prior to May 8, 2023. Based on the amount held in trust as of March 31, 2023, the per-share redemption price for the TGR public shares is expected to be approximately $10.56. The public shares of TGR will cease trading as of the close of business on May 8, 2023. As of the close of business on May 9, 2023, the public shares will be deemed cancelled and will represent only the right to receive the redemption amount. There will be no redemption rights or liquidating distributions with respect to TGR’s warrants, including the Private Placement Warrants held by TGR Sponsor, which will expire worthless. TGR Sponsor has waived its redemption rights with respect to TGR’s outstanding common stock issued before TGR’s initial public offering. The non-cash impact of the future deconsolidation of TGR will be reflected in the Partnership’s financial statements for the period ending June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

These factors are discussed in further detail in the 2022 Form 10-K under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

As of March 31, 2023, we owned mineral and royalty interests in approximately 11.5 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 52% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of March 31, 2023, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 124,000 gross wells, including over 48,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as of March 31, 2023:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,130,391	24,448	4,434	48,407
Mid‑Continent	5,369,358	44,310	1,715	19,205
Terryville/Cotton Valley/Haynesville	1,428,907	7,919	4,555	16,175
Appalachian Basin	741,354	23,203	1,729	3,871
Bakken/Williston Basin	1,640,077	6,138	930	5,278
Eagle Ford	624,148	6,730	1,780	4,088
DJ Basin/Rockies/Niobrara	74,152	1,036	777	12,540
Other	3,232,560	36,693	1,295	15,413
Total	16,240,947	150,477	17,215	124,977
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2022 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of March 31, 2023:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	416	369	1.63	1.30
Mid‑Continent	82	55	0.13	0.15
Terryville/Cotton Valley/Haynesville	102	39	1.04	0.50
Appalachian Basin	7	12	0.01	0.02
Bakken/Williston Basin	73	183	0.22	0.27
Eagle Ford	61	70	0.48	0.74
DJ Basin/Rockies/Niobrara	8	22	0.04	0.21
Total	749	750	3.55	3.19
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

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

On February 8, 2022, TGR completed its initial public offering (the “TGR IPO”) of 23,000,000 units, including 3,000,000 units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option. Each unit had an offering price of $10.00 and consists of one share of Class A common stock of TGR, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of TGR (each such whole warrant, a “Public Warrant”). Each Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share.

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

On May 3, 2023, TGR announced that it will redeem all of its outstanding shares of Class A Common Stock included as part of the units issued in its initial public offering and the 2,500 shares of Class A common stock forming part of the sponsor shares, effective as of the close of business on May 22, 2023, as TGR will not consummate an initial business combination on or prior to May 8, 2023. Based on the amount held in trust as of March 31, 2023, the per-share redemption price for the TGR public shares is expected to be approximately $10.56. The public shares of TGR will cease trading as of the close of business on May 8, 2023. As of the close of business on May 9, 2023, the public shares will be deemed cancelled and will represent only the right to receive the redemption amount. There will be no redemption rights or liquidating distributions with respect to TGR’s warrants, including the Private Placement Warrants held by TGR Sponsor, which will expire worthless. TGR Sponsor has waived its redemption rights with respect to TGR’s outstanding common stock issued before TGR’s initial public offering. The non-cash impact of the future deconsolidation of TGR will be reflected in the Partnership’s financial statements for the period ending June 30, 2023 and is not expected to impact the Company’s cash flow available for distribution or its liquidity.

Recent Developments

Acquisition

On April 11, 2023, we entered into a purchase and sale agreement with MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”) to acquire certain mineral and royalty assets located in Howard and Borden Counties, Texas. The aggregate consideration at closing will comprise of (i) approximately $48.8 million in cash and (ii) the issuance of (a) 5,369,218 common unit of the Operating Company (“OpCo common units”) and an equal number of Class B units representing limited partnership interests in the Partnership (“Class B Units”) and (b) 557,302 common unit representing limited partner interests in the Partnership (“common units”). Completion of the MB Minerals Acquisition is subject to the satisfaction or waiver of certain customary closing conditions as set forth in the purchase and sale agreement. The MB Minerals Acquisition is expected to close in the second quarter of 2023, with an effective date of April 1, 2023.

Quarterly Distributions

On May 3, 2023, the Board of Directors declared a quarterly cash distribution of $0.35 per common unit and $0.346516 per OpCo common unit for the quarter ended March 31, 2023. We intend to pay the distributions on May 22, 2023 to common unitholders and OpCo common unitholders of record as of the close of business on May 15, 2023.

As to us, $0.003484 excluded from the OpCo common unit distribution corresponds to a tax refund received by us in the first quarter of 2023. Under the limited liability company agreement of the Operating Company, we do not reimburse the Operating Company for federal income received by us.

Business Environment

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

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. As noted above, the supply and demand imbalance resulting from various OPEC announcements and the current conflict between Russia and Ukraine have created increased volatility in oil and natural gas prices. The table below demonstrates such volatility for the periods presented as reported by the United States Energy Information Administration (the “EIA”).

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	High	Low	High	Low
Oil ($/Bbl)	$81.62	$66.61	$123.64	$75.99
Natural gas ($/MMBtu)	$3.78	$1.93	$6.70	$3.73

On April 17, 2023, the West Texas Intermediate posted price for crude oil was $80.93 per Bbl and the Henry Hub spot market price of natural gas was $2.21 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended March 31,
	2023	2022
Oil ($/Bbl)	$75.93	$95.18
Natural gas ($/MMBtu)	$2.64	$4.67

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased by 12.0% to 736 active land rigs at March 31, 2023 compared to 657 active land rigs at March 31, 2022. The 736 active land rigs at March 31, 2023 decreased slightly from 762 active land rigs at December 31, 2023. The overall increase in rig count at March 31, 2023 compared March 31, 2022 is primarily attributable to an uptake in the oil and natural gas market as a result of steadied oil and natural gas prices and overall supply shortages.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	March 31,
Basin or Producing Region	2023	2022
Permian Basin	45	32
Mid‑Continent	16	14
Terryville/Cotton Valley/Haynesville	21	13
Appalachian Basin	—	2
Bakken/Williston Basin	9	5
Eagle Ford	3	6
Other	—	1
Total	94	73

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our oil, natural gas, and NGL revenues for the following periods:

	Three Months Ended March 31,
	2023	2022
Revenue
Oil sales	58%	52%
Natural gas sales	34%	35%
NGL sales	8%	13%
	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through March 2025, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, non cash unit based compensation, unrealized gains and losses on derivative instruments, cash distribution from affiliate, equity income (loss) in affiliate, gains and losses on sales of assets and operational impacts of VIEs, which include general and administrative expense and interest income. Adjusted EBITDA is not a measure of net income (loss) or net cash provided by operating activities as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Three Months Ended March 31,
	2023	2022
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$28,899,538	$8,407,244
Depreciation and depletion expense	17,563,648	10,759,164
Interest expense	5,463,404	2,877,855
Cash distribution from affiliate	—	385,326
Income tax expense	1,402,983	271,799
EBITDA	53,329,573	22,701,388
Unit-based compensation	3,170,000	2,194,342
(Gain) loss on derivative instruments, net of settlements	(12,499,601)	18,680,995
Cash distribution from affiliate	—	42,544
Equity income in affiliate	—	(249,408)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(2,438,837)	(101,386)
General and administrative expenses	708,226	660,671
Consolidated Adjusted EBITDA	42,269,361	43,929,146
Adjusted EBITDA attributable to non-controlling interest	(8,137,227)	(5,531,750)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	34,132,134	38,397,396
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	4,123,709	1,958,779
Cash income tax refund	(639,325)	—
Distributions on Class B units	15,484	17,610
Cash available for distribution on common units	$30,632,266	$36,421,007

	Three Months Ended March 31,
	2023	2022
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$47,053,606	$36,032,473
Interest expense	5,463,404	2,877,855
Income tax expense	1,402,983	271,799
Amortization of right-of-use assets	(83,157)	(78,025)
Amortization of loan origination costs	(516,098)	(442,399)
Equity income in affiliate, net	—	249,408
Unit-based compensation	(3,170,000)	(2,194,342)
Gain (loss) on derivative instruments, net of settlements	12,499,601	(18,680,995)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(11,058,014)	6,409,027
Accounts receivable and other current assets	(513,812)	(730,660)
Accounts payable	290,521	(1,082,653)
Other current liabilities	(255,526)	(463,173)
Operating lease liabilities	85,018	79,246
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	2,438,837	101,386
Other assets and liabilities	(307,790)	352,441
EBITDA	53,329,573	22,701,388
Add:
Unit-based compensation	3,170,000	2,194,342
(Gain) loss on derivative instruments, net of settlements	(12,499,601)	18,680,995
Cash distribution from affiliate	—	42,544
Equity income in affiliate	—	(249,408)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	(2,438,837)	(101,386)
General and administrative expenses	708,226	660,671
Consolidated Adjusted EBITDA	42,269,361	43,929,146
Adjusted EBITDA attributable to non-controlling interest	(8,137,227)	(5,531,750)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	34,132,134	38,397,396
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	4,123,709	1,958,779
Cash income tax expense	(639,325)	—
Distributions on Class B units	15,484	17,610
Cash available for distribution on common units	$30,632,266	$36,421,007

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three months ended March 31, 2023 and 2022 include the acquisition of certain mineral and royalty assets held by Hatch Royalty LLC (the “Hatch Acquisition”).

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

Impairment of Oil and Natural Gas Properties

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience significant downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and natural gas prices increase the cost center ceiling applicable to the subsequent period. We did not record an impairment on our oil and natural gas properties for the three months March 31, 2023 and 2022.

Because we continue to not intend to book proved undeveloped reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended March 31,
	2023	2022
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$57,416,759	$65,083,903
Lease bonus and other income	437,337	654,130
Gain (Loss) on commodity derivative instruments, net	9,062,376	(31,983,520)
Total revenues	66,916,472	33,754,513
Costs and expenses
Production and ad valorem taxes	4,277,204	4,020,911
Depreciation and depletion expense	17,563,648	10,759,164
Marketing and other deductions	2,762,039	3,508,066
General and administrative expenses	8,278,267	6,589,259
Consolidated variable interest entities related:
General and administrative expense	708,226	739,459
Total costs and expenses	33,589,384	25,616,859
Operating income	33,327,088	8,137,654
Other income (expense)
Equity income in affiliate	—	249,408
Interest expense	(5,463,404)	(2,877,855)
Other income	—	3,068,450
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	2,438,837	101,386
Net income before income taxes	30,302,521	8,679,043
Income tax expense	1,402,983	271,799
Net income	28,899,538	8,407,244
Net income attributable to non-controlling interests in OpCo	(5,563,418)	(1,058,677)
Distribution on Class B units	(15,484)	(17,610)
Net income attributable to common units of Kimbell Royalty Partners, LP	$23,320,636	$7,330,957
Production Data:
Oil (Bbls)	446,013	392,361
Natural gas (Mcf)	5,590,193	4,835,849
Natural gas liquids (Bbls)	202,705	204,425
Combined volumes (Boe) (6:1)	1,580,417	1,402,761

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Oil, Natural Gas and NGL Revenues

For the three months ended March 31, 2023, our oil, natural gas and NGL revenues were $57.4 million, a decrease of $7.7 million from $65.1 million for the three months ended March 31, 2022. The decrease in oil, natural gas and NGL revenues was primarily related to the decrease in the average prices we received for oil, natural gas and NGL production, partially offset by an increase in production volumes for the three months ended March 31, 2023 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 1,580,417 Boe or 17,215 Boe/d, for the three months ended March 31, 2023, an increase of 177,656 Boe or 2,733 Boe/d, from 1,402,761 Boe or 14,482 Boe/d, for the three months ended March 31, 2022. The increase in production for the three months ended March 31, 2023 from March 31, 2022 was primarily attributable to production associated with the Hatch Acquisition.

Our operators received an average of $73.99 per Bbl of oil, $3.51 per Mcf of natural gas and $23.52 per Bbl of NGL for the volumes sold during the three months ended March 31, 2023 compared to $86.08 per Bbl of oil, $4.76 per Mcf of natural gas and $40.57 per Bbl of NGL for the volumes sold during the three months ended March 31, 2022. These average prices received during the three months ended March 31, 2023 decreased 14.0% or $12.09 per Bbl of oil and 26.3% or $1.25 per Mcf of natural gas as compared to the three months ended March 31, 2022. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decreases of 20.2% or $19.25 per Bbl of oil and 43.5% or $2.03 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $0.4 million for the three months ended March 31, 2023 compared to $0.7 million for the three months ended March 31, 2022. The decrease in lease bonus and other income is primarily related to a decrease in operators’ leasing activity on our acreage as a result of the decrease in oil and natural gas prices.

Gain (Loss) on Commodity Derivative Instruments

Gain on commodity derivative instruments for the three months ended March 31, 2023 included $12.5 million of mark-to-market gains and $3.4 million of losses on the settlement of commodity derivative instruments compared to $22.5 million of mark-to-market losses and $9.5 million of losses on the settlement of commodity derivative instruments for the three months ended March 31, 2022. We recorded a mark-to-market gain for the three months ended March 31, 2023 as a result of the maturity of derivative contracts with lower strike pricing. This gain was offset by the realized losses on the settlement of commodity derivative instruments. We recorded a mark-to-market loss for the three months ended March 31, 2022 as a result of the increase in the strip pricing of oil and natural gas from the three months ended December 31, 2021 to the three months ended March 31, 2022.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended March 31, 2023 were $4.3 million, an increase of $0.3 million from $4.0 million for the three months ended March 31, 2022. The increase in production and ad valorem taxes was primarily attributable to the Hatch Acquisition, partially offset by the decrease in the average prices we received for oil, natural gas and NGL production.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended March 31, 2023 was $17.6 million, an increase of $6.8 million from $10.8 million for the three months ended March 31, 2022. The increase in depreciation and depletion expense was due to the Hatch Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $11.05 for the three months ended March 31, 2023, an increase of $3.64 per barrel from the $7.41 average depletion rate per barrel for the three months ended March 31, 2022. The increase in the depletion rate was due to the Hatch Acquisition that was closed in December 2022 which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended March 31, 2023 were $2.8 million, a decrease of $0.7 million from $3.5 million for the three months ended March 31, 2022. The decrease in marketing and other deductions was primarily related to the decrease in the average prices we received for oil, natural gas and NGL production for the three months ended March 31, 2022, partially offset by marketing and other deductions associated with the Hatch Acquisition.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $9.0 million, an increase of $1.7 million from $7.3 million for the three months ended March 31, 2022. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was attributable to a $1.0 million increase in unit-based compensation expense and cash general and administrative expenses resulting from an increase in our costs associated with company growth.

Interest Expense

Interest expense for the three months ended March 31, 2023 was $5.5 million compared to $2.9 million for the three months ended March 31, 2022. The increase in interest expense was primarily due to a 4.2% increase in the weighted average interest rate on the Partnership’s outstanding borrowings for the three months ended March 31, 2023.

Income Tax Expense

We recorded an income tax expense of $1.4 million for the three months ended March 31, 2023. The income tax expense recorded during the three months ended March 31, 2023 was due to a change in the estimated income tax expense for the year ended December 31, 2023. We recorded an income tax expense of $0.3 million for the three months ended March 31, 2022. The income tax expense recorded during the three months ended was due to the significant increase in commodity prices which generated forecasted taxable net income for the year ended December 31, 2022.

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

Cash Distribution Policy

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. “Available cash,” as used in this context, is defined in our partnership agreement and in the limited liability company agreement of the Operating Company. We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the first quarter of 2023 for the repayment of $9.4 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the first quarter of 2023. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 7,272,821 OpCo common units and an equal number of

Class B units as partial consideration in connection with the Hatch Acquisition. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our first quarter 2023 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Cash Flow Data:
Net cash provided by operating activities	$47,053,606	$36,032,473
Net cash used in investing activities	(321,642)	(237,311,341)
Net cash (used in) provided by financing activities	(52,580,221)	207,768,223
Net (decrease) increase in cash and cash equivalents	$(5,848,257)	$6,489,355

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2023 were $47.1 million, an increase of $11.1 million compared to $36.0 million for the three months ended March 31, 2022.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2023 were $0.3 million compared to $237.3 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, cash flows used in investing activities include $0.3 million used to fund costs associated with the Hatch Acquisition. For the three months ended March 31, 2022, cash flows used in investing activities include $236.9 million of investments held in marketable securities related to TGR and $0.4 million used to fund costs associated with the acquisition of all of the equity interests in certain subsidiaries owned by Caritas Royalty Fund LLC and certain of its affiliates.

Financing Activities

Cash flows used in financing activities were $52.6 million for the three months ended March 31, 2023 compared to $207.8 million of cash flows provided by financing activities for the three months March 31, 2022. Cash flows used in financing activities for the three months ended March 31, 2023 consists of $38.6 million of distributions paid to holders common units, OpCo common units and Class B units, $13.1 million used to repay borrowings under out secured revolving credit facility and $4.9 million of restricted units repurchased for tax withholding, partially offset by $4.0 million of additional borrowings under our secured revolving credit facility.

Cash flows provided by financing activities for the three months ended March 31, 2022 consists of $227.6 million in proceeds from TGR IPO and $19.1 million of additional borrowings under our secured revolving credit facility, partially offset by $24.0 million of distributions paid to holders of common units, OpCo common units and Class B units, $9.7 million used to repay borrowings under out secured revolving credit facility, $3.3 million of restricted units repurchased for tax withholding, $0.9 million used to pay underwriting commissions related to the equity offering of TGR, $0.5 million paid in connection with the redemption of Class B units, $0.3 paid in connection with fees related to our 2021 equity offering and $0.2 million payment of loan origination costs.

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

The Amended Credit Agreement contains various affirmative, negative and financial maintenance covenants. These covenants limit our ability to, among other things, incur or guarantee additional debt, make distributions on, or redeem or repurchase, common units and OpCo common units, make certain investments and acquisitions, incur certain liens or permit them to exist, enter into certain types of transactions with affiliates, merge or consolidate with another company and transfer, sell or otherwise dispose of assets. The Amended Credit Agreement also contains covenants requiring us to maintain the following financial ratios or to reduce our indebtedness if we are unable to comply with such ratios: (i) a Debt to EBITDAX Ratio (as defined in the secured revolving credit facility) of not more than 3.5 to 1.0; and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Amended Credit Agreement also contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross default, bankruptcy and change of control. As of March 31, 2023, we had outstanding borrowings of $223.9 million under the secured revolving credit facility and $126.1 million of available capacity. The secured revolving credit facility matures on June 7, 2024.

For additional information on our secured revolving credit facility, please read Note 8―Long-Term Debt to the unaudited interim consolidated financial statements included in this Quarterly Report.

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes. Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. We estimate that a portion of our quarterly distributions will constitute a non-taxable reduction to the tax basis of unitholders’ common units. The reduced tax basis will increase unitholders’ capital gain (or decrease unitholders’ capital loss) when unitholders sell their common units. We currently believe that the portion that constitutes dividends for U.S. federal income tax purposes will be considered qualified dividends, subject to holding period and certain other conditions, which are subject to a tax rate of 0%, 15% or 20% depending on the income level and tax filing status of a unitholder for 2023. Our estimates regarding treatment of our distributions are based on currently available information only and are subject to change, including with respect to prior quarters.

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

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2022 Form 10-K.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2022 Form 10-K. As of March 31, 2023, we did not have any off-balance sheet arrangements. See Note 7—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to the oil, natural gas and NGL production of our operators. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil, natural gas and NGL production has been volatile and unpredictable for several years, and we expect commodity prices to be even more volatile in the future as a result of ongoing international supply and demand imbalances and limited international storage capacity. The prices that our operators receive for production depend on many factors outside of our or their control. To reduce the impact of fluctuations in oil and natural gas prices on our revenues, we entered into commodity derivative contracts to reduce our exposure to price volatility of oil and natural gas. The counterparties to the contracts are unrelated third parties.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2023, we had three counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of March 31,2023, we had total borrowings outstanding under our secured revolving credit facility of $223.9 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $2.2 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2022 through March 31, 2023. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Partnership’s legal proceedings, see Note 14—Commitments and Contingencies to the unaudited interim consolidated financial statements included in Part I of this Quarterly Report and incorporated by reference herein.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this Quarterly Report, included in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks set out under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2022 Form 10-K. These risk factors could materially affect our business, financial condition and results of operations. The unprecedented nature of the current pandemic and the volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks. Further, these risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Common Units Purchased(1)	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Common Units That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2023 - January 31, 2023	—	$—	—	—
February 1, 2023 - February 28, 2023	—	$—	—	—
March 1, 2023 - March 31, 2023	279,662	$16.20	—	—
(1)	All of the common units shown above were withheld during the three months ended March 31, 2023 to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted units. The required withholding is calculated using the closing sales price per common unit reported by the New York Stock Exchange on the date prior to the applicable vesting date.
(2)	We did not have at any time during the quarter ended March 31, 2023, and currently do not have, a common unit repurchase program in place.

Item 6. Exhibits

Exhibit Number		Description
3.1	—

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

Purchase and Sale Agreement, dated April 11, 2023, by and among MB Minerals, L.P., Kimbell Royalty Partners, LP and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on April 12, 2023)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: May 3, 2023	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: May 3, 2023	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer