Form 10-Q
period 2023-06-30
Kimbell Royalty Partners, LP
filed 2023-08-02
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 OR

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

As of July 28, 2023, the registrant had outstanding 65,507,635 common units representing limited partner interests and 20,853,618 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$20,779,119	$24,635,718
Oil, natural gas and NGL receivables	45,006,388	46,993,711
Derivative assets	1,794,888	—
Accounts receivable and other current assets	3,135,807	3,562,912
Total current assets	70,716,202	75,192,341
Property and equipment, net	771,872	953,781
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($125,601,085 and $207,695,343 excluded from depletion at June 30, 2023 and December 31, 2022, respectively)	1,602,199,705	1,465,985,718
Less: accumulated depreciation, depletion and impairment	(749,745,922)	(712,716,951)
Total oil and natural gas properties, net	852,453,783	753,268,767
Right-of-use assets, net	2,357,665	2,525,323
Derivative assets	1,580,439	754,786
Loan origination costs, net	6,308,398	3,004,104
Assets of consolidated variable interest entities:
Cash	—	390,850
Investments held in trust	—	240,621,146
Prepaid expenses	—	35,201
Total assets	$934,188,359	$1,076,746,299

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,369,894	$1,210,337
Other current liabilities	8,340,805	4,909,510
Derivative liabilities	428,560	12,646,720
Total current liabilities	10,139,259	18,766,567
Operating lease liabilities, excluding current portion	2,066,030	2,236,361
Derivative liabilities	170,529	432,142
Long-term debt	269,600,000	233,015,911
Other liabilities	260,417	322,917
Liabilities of consolidated variable interest entities:
Other current liabilities	—	512,725
Deferred underwriting commissions	—	8,050,000
Total liabilities	282,236,235	263,336,623
Commitments and contingencies (Note 15)
Mezzanine equity:
Redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	236,900,000
Kimbell Royalty Partners, LP unitholders' equity:
Common units (65,507,635 units and 64,231,833 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	596,177,270	601,841,776
Class B units (20,853,618 and 15,484,400 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	1,042,681	774,220
Total Kimbell Royalty Partners, LP unitholders' equity	597,219,951	602,615,996
Non-controlling interest (deficit) in OpCo	54,732,173	(26,106,320)
Total equity	651,952,124	576,509,676
Total liabilities, mezzanine equity and unitholders' equity	$934,188,359	$1,076,746,299

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Oil, natural gas and NGL revenues	$56,981,614	$78,591,469	$114,398,373	$143,675,372
Lease bonus and other income	2,041,189	1,213,322	2,478,526	1,867,452
Gain (Loss) on commodity derivative instruments, net	1,729,459	(7,094,127)	10,791,835	(39,077,647)
Total revenues	60,752,262	72,710,664	127,668,734	106,465,177
Costs and expenses
Production and ad valorem taxes	5,404,955	5,002,794	9,682,159	9,023,705
Depreciation and depletion expense	19,656,855	11,273,960	37,220,503	22,033,124
Marketing and other deductions	2,907,459	4,063,004	5,669,498	7,571,070
General and administrative expense	7,925,159	7,866,176	16,203,426	14,455,435
Consolidated variable interest entities related:
General and administrative expense	219,473	590,500	927,699	1,329,959
Total costs and expenses	36,113,901	28,796,434	69,703,285	54,413,293
Operating income	24,638,361	43,914,230	57,965,449	52,051,884
Other income (expense)
Equity income in affiliate	—	3,385,325	—	3,634,733
Interest expense	(6,341,118)	(3,323,290)	(11,804,522)	(6,201,145)
Loss on extinguishment of debt	(480,244)	—	(480,244)	—
Other (expense) income	(180,765)	898,207	(180,765)	3,966,657
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	1,069,854	223,135	3,508,691	324,521
Net income before income taxes	18,706,088	45,097,607	49,008,609	53,776,650
Income tax expense	909,057	1,803,441	2,312,040	2,075,240
Net income	17,797,031	43,294,166	46,696,569	51,701,410
Net income attributable to non-controlling interests in OpCo	(4,297,442)	(5,424,092)	(9,860,860)	(6,482,769)
Distribution on Class B units	(31,601)	(8,211)	(47,085)	(25,821)
Net income attributable to common units of Kimbell Royalty Partners, LP	$13,467,988	$37,861,863	$36,788,624	$45,192,820

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.24	$0.66	$0.61	$0.54
Diluted	$0.23	$0.55	$0.59	$0.42
Weighted average number of common units outstanding
Basic	63,274,492	55,424,930	62,910,053	50,710,073
Diluted	82,959,981	65,543,669	81,263,101	65,323,279

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2023
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total
Balance at January 1, 2023	64,231,833	$601,841,776	15,484,400	$774,220	$(26,106,320)	$576,509,676
Restricted units repurchased for tax withholding	(279,662)	(4,851,962)	—	—	—	(4,851,962)
Unit-based compensation	998,162	3,170,000	—	—	—	3,170,000
Distributions to unitholders	—	(31,176,160)	—	—	(7,436,615)	(38,612,775)
Distribution on Class B units	—	(15,484)	—	—	—	(15,484)
Net income	—	23,336,120	—	—	5,563,418	28,899,538
Balance at March 31, 2023	64,950,333	592,304,290	15,484,400	774,220	(27,979,517)	565,098,993
Units issued for acquisition	557,302	8,654,900	5,369,218	268,461	83,383,956	92,307,317
Unit-based compensation	—	3,289,740	—	—	—	3,289,740
Distributions to unitholders	—	(22,732,617)	—	—	(5,349,476)	(28,082,093)
Distribution on Class B units	—	(31,601)	—	—	—	(31,601)
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	—	1,192,969	—	—	379,768	1,572,737
Net income	—	13,499,589	—	—	4,297,442	17,797,031
Balance at June 30, 2023	65,507,635	$596,177,270	20,853,618	$1,042,681	$54,732,173	$651,952,124

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY — (Continued)

(Unaudited)

	Six Months Ended June 30, 2022
					Non-controlling	Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Interest in TGR	Total
Balance at January 1, 2022	47,162,773	$328,717,841	17,611,579	$880,579	$19,251,361	$—	$348,849,781
Costs associated with equity offering	—	(325,508)	—	—	—	—	(325,508)
Conversion of Class B units to common units	9,357,919	161,424,103	(9,357,919)	(467,896)	(161,424,103)	—	(467,896)
Restricted units repurchased for tax withholding	(193,604)	(3,344,828)	—	—	—	—	(3,344,828)
Unit-based compensation	963,835	2,194,342	—	—	—	—	2,194,342
Distributions to unitholders	—	(17,450,226)	—	—	(6,516,284)	—	(23,966,510)
Distribution on Class B units	—	(17,610)	—	—	—	—	(17,610)
Proceeds from issuance of TGR public warrants	—	—	—	—	—	11,500,000	11,500,000
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	(16,325,799)	—	—	(2,351,988)	(11,500,000)	(30,177,787)
Net income	—	7,348,567	—	—	1,058,677	—	8,407,244
Balance at March 31, 2022	57,290,923	462,220,882	8,253,660	412,683	(149,982,337)	—	312,651,228
Conversion of Class B units to common units	42,081	722,952	(42,081)	(2,104)	(722,952)	—	(2,104)
Forfeitures of restricted units	(1,171)	(19,813)	—	—	—	—	(19,813)
Unit-based compensation	—	2,949,491	—	—	—	—	2,949,491
Distributions to unitholders	—	(26,945,962)	—	—	(3,859,442)	—	(30,805,404)
Distribution on Class B units	—	(8,211)	—	—	—	—	(8,211)
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	(1,519,432)	—	—	(217,627)	—	(1,737,059)
Net income	—	37,870,074	—	—	5,424,092	—	43,294,166
Balance at June 30, 2022	57,331,833	$475,269,981	8,211,579	$410,579	$(149,358,266)	$—	$326,322,294

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,696,569	$51,701,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	37,220,503	22,033,124
Amortization of right-of-use assets	167,658	157,298
Amortization of loan origination costs	1,008,830	901,660
Loss on extinguishment of debt	480,244	—
Equity income in affiliate	—	(3,634,733)
Cash distribution from affiliate	—	3,770,651
Forfeiture of restricted units	—	(19,813)
Unit-based compensation	6,459,740	5,143,833
(Gain) loss on derivative instruments, net of settlements	(15,100,314)	12,116,997
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	1,987,323	(18,448,369)
Accounts receivable and other current assets	427,105	906,119
Accounts payable	159,557	741,972
Other current liabilities	3,431,295	1,859,036
Operating lease liabilities	(170,331)	(159,717)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(3,508,691)	(324,521)
Other assets and liabilities	(687,353)	(289,307)
Net cash provided by operating activities	78,572,135	76,455,640
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(72,123)	(75,398)
Purchase of oil and natural gas properties	(44,175,131)	(443,977)
Proceeds from trust of variable interest entity	930,850	—
Cash distribution from affiliate	—	3,465,376
Consolidated variable interest entities related:
Cash paid for transaction costs	31,553	—
Cash received from investments held in trust	243,167,434	—
Investment in marketable securities	—	(236,900,000)
Net cash provided by (used in) investing activities	199,882,583	(233,953,999)
CASH FLOWS FROM FINANCING ACTIVITIES
Costs associated with equity offering	—	(325,508)
Contributions from Class B unitholders	268,461	—
Redemption of Class B contributions on converted units	—	(470,000)
Distributions to common unitholders	(53,908,777)	(44,396,188)
Distribution to OpCo unitholders	(12,786,091)	(10,375,726)
Distribution on Class B units	(47,085)	(25,821)
Borrowings on long-term debt	59,084,089	36,200,000
Repayments on long-term debt	(22,500,000)	(37,200,000)
Payment of loan origination costs	(4,793,368)	(435,142)
Restricted units repurchased for tax withholding	(4,851,962)	(3,344,828)
Consolidated variable interest entities related:
Proceeds from initial public offering of Kimbell Tiger Operating Company	—	227,585,000
Payment of underwriting commissions with equity offering of Kimbell Tiger Operating Company, net of adjustments	—	(2,661,288)
Redemption of Kimbell Tiger Acquisition Corporation equity units	(243,167,434)	—
Net cash (used in) provided by financing activities	(282,702,167)	164,550,499
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,247,449)	7,052,140
CASH AND CASH EQUIVALENTS, beginning of period	25,026,568	7,052,414
CASH AND CASH EQUIVALENTS, end of period	$20,779,119	$14,104,554
Supplemental cash flow information:
Cash paid for interest	$10,963,296	$5,032,259
Cash paid for taxes	$—	$2,043,374
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$92,038,856	$—
Recognition of tenant improvement asset	$62,500	$62,501
Consolidated variable interest entities related:
Reduction of deferred underwriting commission associated with redemption of Kimbell Tiger Acquisition Corporation equity units	$(8,050,000)	$—
Deferred underwriting commissions	$—	$8,050,000

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Reconciliation of Cash and Cash Equivalents and Cash Held at Consolidated Variable Interest Entities to the Consolidated Statements of Cash Flows
Cash and cash equivalents	$20,779,119	$13,317,833
Cash held at consolidated variable interest entities	—	786,721
	$20,779,119	$14,104,554

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

Kimbell Tiger Acquisition Corporation (“TGR”) was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Kimbell Tiger Acquisition Sponsor, LLC (“TGR Sponsor”), which was a subsidiary of the Partnership, and was created to assist TGR in sourcing, analyzing and consummating acquisition opportunities for that initial business combination. TGR Sponsor and TGR have been consolidated in the financial statements of the Partnership beginning in the year ended December 31, 2021.

On May 22, 2023, as a result of TGR’s inability to consummate an initial business combination on or prior to May 8, 2023 and pursuant to the terms of its organizational documents, TGR redeemed all of its outstanding shares of Class A common stock (as defined in Note 4) included as part of the units issued in its initial public offering. Following such redemption, TGR (along with TGR Sponsor) was dissolved in accordance with the terms of its organizational documents. Further details can be found in Note 4—Acquisitions, Joint Venture and Special Purpose Acquisition Company.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2022 Form 10-K, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three and six months ended June 30, 2023.

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

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represent funds raised by TGR, a consolidated special purpose acquisition company, through the TGR IPO (as defined in Note 4). These funds were held in an actively-traded money market fund, which invested in U.S. Treasury securities. Investments held in trust are classified as trading securities and are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in other income (expense)—interest earned on marketable securities in trust account on the accompanying unaudited interim consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using quoted prices in an active market and therefore are classified in Level 1 of the fair value hierarchy, as described in Note 6— Fair Value Measurements.

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the shares of TGR Class A common stock (as defined in Note 4) sold in the TGR IPO that were redeemable for cash by the public TGR shareholders that would have been concurrent with TGR’s initial business combination or in the event of TGR’s failure to complete a business combination or a tender offer. The redeemable non-controlling interests were initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. As of June 30, 2023, the shares had been redeemed in full.

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

NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following table disaggregates the Partnership’s oil, natural gas, and NGL revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil revenue	$39,809,883	$34,567,049	$72,810,169	$68,340,181
Natural gas revenue	11,539,982	35,876,768	31,188,764	58,894,902
NGL revenue	5,631,749	8,147,652	10,399,440	16,440,289
Total Oil, natural gas and NGL revenues	$56,981,614	$78,591,469	$114,398,373	$143,675,372

NOTE 4—ACQUISITIONS, JOINT VENTURE AND SPECIAL PURPOSE ACQUISITION COMPANY

Acquisitions

On May 17, 2023, the Partnership completed the acquisition of certain mineral and royalty assets held by MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”). The aggregate consideration for the MB Minerals Acquisition consisted of (i) approximately $48.8 million in cash and (ii) the issuance of (a) 5,369,218 OpCo Common Units and an equal number of Class B units representing limited partnership interests in the Partnership (“Class B Units”) and (b) 557,302 common units. The Partnership funded the cash payment of the purchase price with borrowings under its secured revolving credit facility. The assets acquired in the MB Minerals Acquisition are located in Howard and Borden Counties, Texas. The MB Minerals Acquisition was accounted for as an asset acquisition and the allocation of the purchase price was $60.8 million to proved properties and $74.9 million to unevaluated properties.

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

Special Purpose Acquisition Company

On July 29, 2021, TGR, the Partnership’s recently dissolved special purpose acquisition company and subsidiary, filed a registration statement on Form S-1 with the SEC. On February 8, 2022, TGR consummated its initial public offering (the “TGR IPO”) of 23,000,000 units (each a “unit” and, collectively, the “units”), including 3,000,000 additional units issued pursuant to the underwriter’s exercise in full of its over-allotment option, at $10.00 per unit, generating proceeds of approximately $230,000,000 and incurring offering costs of approximately $12,650,000, inclusive of $8,050,000 in deferred underwriting commissions. Each unit consisted of one share of Class A common stock, par value $0.0001 (the

“TGR Class A common stock”), and one-half of one redeemable warrant. Each whole warrant was exercisable for one share of Class A common stock at a price of $11.50 per share. Certain members of our management and members of the Board of Directors were members of the sponsor of TGR, TGR Sponsor. TGR was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Under the terms of TGR’s governing documents, TGR had until May 8, 2023 (15 months from the closing of the TGR IPO) to complete the Business Combination, subject to TGR Sponsor’s option to extend such deadline by three months up to two times.

In connection with the closing of the TGR IPO, TGR completed the sale of 14.1 million private placement warrants (the “private placement warrants”) to TGR Sponsor, which was a subsidiary of the Partnership, for a purchase price of $1.00 per private placement warrant, generating gross proceeds of $14.1 million. Each private placement warrant was exercisable to purchase for $11.50 one share of TGR Class A common stock.

In addition, TGR incurred $12.7 million of fees and expenses, of which $8.1 million were deferred underwriting commissions that became payable to the underwriters solely in the event that TGR completed the Business Combination, which were included in deferred underwriting commissions on the accompanying unaudited interim consolidated balance sheet at December 31, 2022.

In May 2021, prior to TGR’s IPO, TGR Sponsor paid $25,000 in exchange for the issuance of (i) 5,750,100 shares of TGR’s Class B common stock, par value $0.0001 per share (the “TGR Class B common stock”), and (ii) 2,500 shares of TGR Class A common stock. Additionally, in May 2021, TGR paid $25,000 to Kimbell Tiger Operating Company (“TGR Opco”) in exchange for the issuance of 2,500 Class A units of TGR Opco. Also in May 2021, TGR Sponsor received 100 Class A units of TGR Opco in exchange for $1,000 and 5,750,000 Class B units of TGR Opco. The shares of TGR Class B common stock and corresponding number of Class B units of TGR Opco (or the Class A units of TGR Opco into which such Class B units will convert) are collectively referred to as the “Founders Shares.” The Founders Shares would have been exchangeable for shares of TGR Class A common stock upon completion of the Business Combination on a one-for-one basis, subject to certain adjustments. Class A units and Class B units of TGR Opco were substantially similar, other than certain distribution rights, and were entitled to vote together as a single class on all matters submitted for stockholder vote.

In determining the accounting treatment of the Partnership’s equity interest in TGR, management concluded that TGR was a VIE as defined by Accounting Standards Codification Topic 810, “Consolidation.” A VIE is an entity in which equity investors at risk lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, as well as the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity. TGR Sponsor was the primary beneficiary of TGR as it had, through its equity interest, the right to receive benefits or the obligation to absorb losses from TGR, as well as the power to direct a majority of the activities that significantly impacted TGR’s economic performance, including identification of a target for its Business Combination. As such, TGR was consolidated into the Partnership’s financial statements through TGR Sponsor.

Proceeds of $236.9 million were deposited in a trust account established for the benefit of TGR’s public unitholders consisting of certain proceeds from the TGR IPO and certain proceeds from the sale of the private placement warrants, net of underwriters’ discounts and commissions and other costs and expenses. The proceeds held in the trust account were not available to be used by the Partnership at any time. A minimum balance of $236.9 million, representing the number of TGR units sold at a redemption value of $10.30 per unit, was required by the underwriting agreement to be maintained in the trust account. The proceeds held in the trust account were only permitted to be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act that invest only in direct U.S. government treasury obligations. In connection with the trust account, the Partnership reported investments held in trust of $240.6 million on the accompanying unaudited interim consolidated balance sheet as of December 31, 2022.

On May 22, 2023, as a result of TGR’s inability to consummate an initial business combination on or prior to May 8, 2023, and pursuant to the terms of its organizational documents, TGR redeemed all of its outstanding shares of Class A common stock included as part of the units issued in its initial public offering. The per-share redemption price for the TGR public shares was $10.57 and the Partnership remeasured and accreted through equity the redeemable non-

controlling interest in TGR to its redemption value of $243.0 million and wrote off the deferred underwriting commissions through equity. The public shares of TGR ceased trading as of the close of business on May 8, 2023. As of the close of business on May 9, 2023, the public shares were deemed cancelled and represented only the right to receive the redemption amount. Following such redemption, TGR (along with TGR Sponsor) was dissolved in accordance with the terms of its organizational documents. There were no redemption rights or liquidating distributions with respect to TGR’s warrants, including the Private Placement Warrants held by TGR Sponsor, which expired worthless. TGR Sponsor waived its redemption rights with respect to TGR’s outstanding common stock issued before TGR’s initial public offering. The Class A common stock was redeemed on June 22, 2023 and the Partnership completed the dissolution and deconsolidation of TGR on June 30, 2023. The net non-cash impact of the deconsolidation of TGR was $1.6 million, which is included in the accompanying unaudited interim consolidated balance sheet as of June 30, 2023.

NOTE 5—DERIVATIVES

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

As of June 30, 2023, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume. The Partnership hedges its production based on the amount of debt and/or preferred equity as a percent of its enterprise value. As of June 30, 2023, these economic hedges constituted approximately 15% of daily oil and natural gas production.

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

Interest Rate Swaps

On January 27, 2021, the Partnership entered into an interest rate swap with Citibank, N.A., New York (“Citibank”), which fixed the interest rate on $150.0 million of the notional balance on our secured revolving credit facility. On May 17, 2022, the Partnership entered into a partial termination agreement with Citibank to unwind 50% of the interest rate swap. On August 8, 2022, the Partnership entered into a termination agreement with Citibank to unwind the remaining 50% of the interest rate swap. The May 2022 termination resulted in a $3.0 million gain, which is included in other income (expense) in the accompanying unaudited interim consolidated statements of operations for the three and six months ended June 30, 2022. The Partnership used an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converted a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps were recognized as gains or losses in the current period and were presented on a net basis within other income in the accompanying unaudited interim consolidated statements of operations. As of June 30, 2022, the interest rate swap had a total notional amount of $75.0 million and a fair value of $3.3 million.

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning fair value of derivative instruments	$175,525	$(45,305,641)	$(12,324,076)	$(26,624,646)
Gain (loss) on derivative instruments	1,729,459	(6,195,920)	10,791,835	(34,434,335)
Net cash paid on settlements of derivative instruments	871,254	12,759,918	4,308,479	22,317,338
Ending fair value of derivative instruments	$2,776,238	$(38,741,643)	$2,776,238	$(38,741,643)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		June 30,	December 31,
Classification	Balance Sheet Location	2023	2022
Assets:
Current assets	Derivative assets	$1,794,888	$—
Long-term assets	Derivative assets	1,580,439	754,786
Liabilities:
Current liabilities	Derivative liabilities	(428,560)	(12,646,720)
Long-term liabilities	Derivative liabilities	(170,529)	(432,142)
		$2,776,238	$(12,324,076)

As of June 30, 2023, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
July 2023 - December 2023	140,668	$62.33	$61.70	$63.00
January 2024 - December 2024	228,044	$74.44	$69.30	$82.40
January 2025 - June 2025	171,558	$65.17	$64.35	$66.31

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
July 2023 - December 2023	2,043,412	$3.18	$3.09	$3.28
January 2024 - December 2024	3,229,292	$4.34	$4.15	$4.48
January 2025 - June 2025	1,765,168	$3.93	$3.53	$4.37

NOTE 6—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of June 30, 2023 and December 31, 2022 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2023 and 2022.

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

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
June 30, 2023
Assets
Commodity derivative contracts	$—	$3,375,327	$—	$—	$3,375,327
Liabilities
Commodity derivative contracts	$—	$(599,089)	$—	$—	$(599,089)
December 31, 2022
Assets
Commodity derivative contracts	$—	$754,786	$—	$—	$754,786
Investments held in trust	$240,621,146	$—	$—	$—	$240,621,146
Liabilities
Commodity derivative contracts	$—	$(13,078,862)	$—	$—	$(13,078,862)

NOTE 7—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	June 30,	December 31,
	2023	2022
Oil and natural gas properties
Proved properties	$1,476,598,620	$1,258,290,375
Unevaluated properties	125,601,085	207,695,343
Less: accumulated depreciation, depletion and impairment	(749,745,922)	(712,716,951)
Total oil and natural gas properties	$852,453,783	$753,268,767

The Partnership assesses all unevaluated properties on a periodic basis for possible impairment. The Partnership assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: economic and market conditions, operators’ intent to drill, remaining lease term, geological and geophysical evaluations, operators’ drilling results and activity, the assignment of proved reserves and the economic viability of operator development if proved reserves are assigned. Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved developed producing reserves is able to be made. During any period in which these factors indicate an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and to the full cost ceiling test. The Partnership did not record an impairment on its oil and natural gas properties for the three or six months ended June 30, 2023 or 2022.

NOTE 8—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of June 30, 2023 is 5.88 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 6.75% for the six months ended June 30, 2023.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. The total operating lease expense recorded for both the three months ended June 30, 2023 and 2022 was $0.1 million and $0.3 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

Future minimum lease commitments as of June 30, 2023 were as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases	$2,956,414	$243,741	$488,725	$497,033	$507,648	$511,917	$707,350
Less: Imputed Interest	(554,818)
Total	$2,401,596

NOTE 9—LONG-TERM DEBT

On June 13, 2023, the Partnership entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated the Partnership’s existing Credit Agreement, dated as of January 11, 2017 (as amended on July 12, 2018, December 8, 2020, June 7, 2022 and December 15, 2022).

The A&R Credit Agreement provides for, among other things, (i) a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $750,000,000, with an initial borrowing base of $400.0 million and an initial aggregate elected commitments amount of up to $400.0 million, including a sub-facility for the issuance of letters of credit of up to $10,000,000, and (ii) an extension of the maturity date of the A&R Credit Agreement to June 7, 2027.

The revolving credit facility bears interest at a rate equal to, at the Partnership’s election, either (a) the Secured Overnight Financing Rate (as defined in the A&R Credit Agreement) plus an applicable margin that varies from 2.75% to 3.75% per annum or (b) a base rate plus an applicable margin that varies from 1.75% to 2.75% per annum, based on borrowing base utilization.

The revolving credit facility is guaranteed by certain of the Partnership’s material subsidiaries and is collateralized by substantially all assets, including the oil and natural gas properties of such subsidiaries, including mortgages on at least 75% of the PV-9 of the proved reserves constituting borrowing base properties as set forth on the Partnership’s most recent reserve report. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year by the Lenders, with one interim unscheduled redetermination available to each of the Partnership and a group of certain

Lenders between scheduled redeterminations during each calendar year. The first scheduled redetermination will be on or around November 1, 2023.

Customary borrowing base reductions and mandatory prepayments are required under the A&R Credit Agreement in connection with certain sales of certain types of borrowing base properties, sales of equity interests in guarantor subsidiaries owning such properties, certain debt issuances or certain types of swap terminations. In addition, Cash Balance (as defined in the A&R Credit Agreement) above $30.0 million is required to be applied weekly to prepay loans (without a commitment reduction) if not otherwise reduced to zero in a manner permitted by the A&R Credit Agreement.

The Partnership is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the secured revolving credit facility. The Partnership is also required to pay customary letter of credit and fronting fees.

The A&R Credit Agreement requires the Partnership to maintain as of the last day of each fiscal quarter: (i) a Debt to EBITDAX Ratio (as defined in the A&R Credit Agreement) of not more than 3.5 to 1.0 and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0, each beginning with the fiscal quarter ending June 30, 2023.

The A&R Credit Agreement also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, entry into certain derivatives contracts, restrictions on the incurrence of liens, indebtedness, asset dispositions, restricted payments, and other customary covenants. These covenants are subject to a number of limitations and exceptions.

Additionally, the A&R Credit Agreement contains customary events of default and remedies for credit facilities of this nature. If the Partnership does not comply with the financial and other covenants in the A&R Credit Agreement, the Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the A&R Credit Agreement and any outstanding unfunded commitments may be terminated.

In connection with the A&R Credit Agreement, the Partnership recorded a loss on extinguishment of debt of $0.5 million as a result of writing off all unamortized loan origination costs associated with the lenders to the Partnership’s existing credit agreement that did not participate in the A&R Credit Agreement.

On July 24, 2023, the Partnership entered into Amendment No. 1 (the “First Amendment”) to the A&R Credit Agreement. The amendment amends the A&R Credit Agreement to, among other things, (i) decrease the frequency of and increase the threshold for excess cash determinations from $30.0 million to $50.0 million, and (ii) permit the Partnership to issue certain preferred equity interests.

During the six months ended June 30, 2023, the Partnership borrowed an additional $59.1 million under the secured revolving credit facility and repaid approximately $22.5 million of the outstanding borrowings. As of June 30, 2023, the Partnership’s outstanding balance was $269.6 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of June 30, 2023.

As of June 30, 2023, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.25% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.25%. For the three and six months ended June 30, 2023, the weighted average interest rate on the Partnership’s outstanding borrowings was 8.76% and 8.52%, respectively.

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of June 30, 2023, the Partnership had a total of 65,507,635 common units issued and outstanding and 20,853,618 Class B units outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2022	64,231,833
Common units issued under the A&R LTIP (1)	998,162
Restricted units repurchased for tax withholding	(279,662)
Common unit issued for acquisition	557,302
Balance at June 30, 2023	65,507,635
(1)	Includes restricted units granted to certain employees and directors under the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 21, 2023.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2023	$0.35	May 3, 2023	May 15, 2023	May 22, 2023
Q2 2023	$0.39	August 2, 2023	August 14, 2023	August 21, 2023

Q1 2022	$0.47	April 22, 2022	May 2, 2022	May 9, 2022
Q2 2022	$0.55	August 3, 2022	August 15, 2022	August 22, 2022

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common units of Kimbell Royalty Partners, LP	$13,467,988	$37,861,863	$36,788,624	$45,192,820
Net adjustment to accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	1,572,737	(1,519,432)	1,572,737	(17,845,231)
Net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	15,040,725	36,342,431	38,361,361	27,347,589
Net income attributable to non-controlling interests in OpCo and distribution on Class B units	4,329,043	—	9,907,945	—
Diluted net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	19,369,768	36,342,431	48,269,306	27,347,589

Weighted average number of common units outstanding:
Basic	63,274,492	55,424,930	62,910,053	50,710,073
Effect of dilutive securities:
Class B units	18,139,508	8,221,290	16,819,289	12,787,092
Restricted units	1,545,981	1,897,449	1,533,759	1,826,114
Diluted	82,959,981	65,543,669	81,263,101	65,323,279

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.24	$0.66	$0.61	$0.54
Diluted	$0.23	$0.55	$0.59	$0.42

The calculation of diluted net income per share for the three and six months ended June 30, 2023 and 2022 includes the conversion of all Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2022	1,897,192	$13.553	1.517 years
Awarded	998,162	15.020	—
Vested	(943,924)	12.602	—
Unvested at June 30, 2023	1,951,430	$14.763	2.029 years

NOTE 13—INCOME TAXES

The Partnership’s provision for income taxes is based on the estimated annual effective tax rate plus discrete items. The Partnership recorded an income tax expense of $0.9 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and an income tax expense of $2.3 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

During the three and six months ended June 30, 2023, no monthly services fee was paid to BJF Royalties. During the three and six months ended June 30, 2023, the Partnership made payments to K3 Royalties in the amount of $30,000 and $60,000, respectively. Certain consultants who provide services under management services agreements are granted restricted units under the Partnership’s A&R LTIP.

The Partnership received $48,853 and $105,095 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three and six months ended June 30, 2023, respectively.

Commencing on the date of the TGR IPO, TGR agreed to pay the Partnership a total of $25,000 per month for office space utilities, secretarial support and administrative services provided to members of the management team. During the three and six months ended June 30, 2023, TGR incurred $25,000 and $50,000, respectively, as part of this service agreement. Such fees are eliminated in consolidation. Upon TGR’s liquidation, TGR ceased paying these monthly fees.

NOTE 15—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of June 30, 2023.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to June 30, 2023 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On August 2, 2023, the Board of Directors declared a quarterly cash distribution of $0.39 per common unit and OpCo common unit for the quarter ended June 30, 2023. The Partnership intends to pay this distribution on August 21, 2023 to common unitholders and OpCo common unitholders of record as of the close of business on August 14, 2023.

Acquisition

On August 2, 2023, the Partnership announced that it has agreed to acquire mineral and royalty interests held by LongPoint Minerals II, LLC in a cash transaction valued at approximately $455.0 million, subject to purchase price adjustments and other customary closing adjustments. The Partnership intends to fund the purchase price through a private placement of 6.00% Series A Cumulative Convertible Preferred Units to funds managed by affiliates of Apollo Global Management, LLC and borrowings under its revolving credit facility. The final mix of funding will be determined at closing.

Long-Term Debt

On July 28, 2023, the Partnership drew down $47.0 million on the senior secured revolving credit facility to fund the deposit on the LongPoint Acquisition.

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

As of June 30, 2023, we owned mineral and royalty interests in approximately 11.6 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 52% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of June 30, 2023, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 125,000 gross wells, including over 48,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as June 30, 2023:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,176,076	25,245	6,070	48,766
Mid‑Continent	5,369,358	44,310	1,897	19,205
Terryville/Cotton Valley/Haynesville	1,428,907	7,919	3,692	16,175
Appalachian Basin	741,354	23,203	1,821	3,871
Bakken/Williston Basin	1,640,077	6,138	894	5,278
Eagle Ford	624,148	6,730	1,797	4,088
DJ Basin/Rockies/Niobrara	74,152	1,036	720	12,540
Other	3,232,560	36,693	1,254	15,413
Total	16,286,632	151,274	18,145	125,336
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2022 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of June 30, 2023:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	462	388	2.27	1.47
Mid‑Continent	76	49	0.14	0.10
Terryville/Cotton Valley/Haynesville	105	27	0.81	0.49
Appalachian Basin	5	12	0.01	0.03
Bakken/Williston Basin	68	175	0.23	0.20
Eagle Ford	43	61	0.39	0.47
DJ Basin/Rockies/Niobrara	8	22	0.04	0.21
Total	767	734	3.89	2.97
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

Kimbell Tiger Acquisition Corporation

In April 2021, we formed Kimbell Tiger Acquisition Corporation (“TGR”) as a special purpose acquisition company, or SPAC, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The sponsor of TGR was Kimbell Tiger Acquisition Sponsor, LLC (the “TGR Sponsor”), which was a wholly owned subsidiary of the Operating Company. The Sponsor owned a combination of equity securities in TGR and TGR’s operating company, Kimbell Tiger Operating Company, LLC (“TGR Opco”), that represented 20% of the total outstanding shares of common stock of TGR.

On February 8, 2022, TGR completed its initial public offering (the “TGR IPO”) of 23,000,000 units, including 3,000,000 units that were issued pursuant to the underwriter’s exercise in full of its over-allotment option. Each unit had an offering price of $10.00 and consisted of one share of Class A common stock of TGR, par value $0.0001 per share (the “Class A common stock”), and one-half of one redeemable warrant of TGR (each such whole warrant, a “Public Warrant”). Each Public Warrant entitled the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share.

On February 8, 2022, simultaneously with the closing of the TGR IPO and pursuant to a separate private placement warrants purchase agreement dated February 3, 2022, TGR completed the private sale of 14.1 million private placement warrants (the “Private Placement Warrants”) to the TGR Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $14,100,000. Each Private Placement Warrant was exercisable to purchase for $11.50 one share of Class A common stock.

Proceeds of $236.9 million were deposited in a trust account established for the benefit of TGR’s public unitholders consisting of certain proceeds from the TGR IPO and certain proceeds from the sale of the private placement warrants, net of underwriters’ discounts and commissions and other costs and expenses. The proceeds held in the trust account were not available to be used by us at any time. On May 22, 2023, as a result of TGR’s inability to consummate an initial business combination on or prior to May 8, 2023, and pursuant to the terms of its organizational documents, TGR redeemed all of its outstanding shares of Class A common stock included as part of the units issued in its initial public offering. The per-share redemption price for the TGR public shares was $10.57. The public shares of TGR ceased trading as of the close of business on May 8, 2023. As of the close of business on May 9, 2023, the public shares were deemed cancelled and represented only the right to receive the redemption amount. Following such redemption, TGR (along with TGR Sponsor) was dissolved in accordance with the terms of its organizational documents. There were no redemption rights or liquidating distributions with respect to TGR’s warrants, including the Private Placement Warrants held by TGR Sponsor, which expired worthless. TGR Sponsor waived its redemption rights with respect to TGR’s outstanding common stock issued before TGR’s initial public offering. The non-cash impact of the deconsolidation of TGR was $1.6 million, which is included in the accompanying unaudited interim consolidated balance sheet as of June 30, 2023.

Recent Developments

Acquisition

On May 17, 2023, we completed the acquisition of certain mineral and royalty assets held by MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”). The aggregate consideration for the MB Minerals Acquisition consisted of (i) approximately $48.8 million in cash and (ii) the issuance of (a) 5,369,218 common unit of the Operating Company (“OpCo common units”) and an equal number of Class B units representing limited partnership interests in the Partnership (“Class B Units”) and (b) 557,302 common unit representing limited partner interests in the Partnership (“common units”). We funded the cash payment of the purchase price with borrowings under our secured revolving credit facility. The assets acquired in the MB Minerals Acquisition are located in Howard and Borden Counties, Texas.

On August 2, 2023, we announced that we have agreed to acquire mineral and royalty interests held by LongPoint Minerals II, LLC in a cash transaction valued at approximately $455.0 million, subject to purchase price adjustments and other customary closing adjustments. We intend to fund the purchase price through a private placement of 6.00% Series A Cumulative Convertible Preferred Units to funds managed by an affiliate of Apollo Global Management, LLC and borrowings under our revolving credit facility. The final mix of funding will be determined at closing.

Long-Term Debt

On July 28, 2023, we drew down $47.0 million on our senior secured revolving credit facility to fund the deposit on the LongPoint Acquisition.

Quarterly Distributions

On August 2, 2023, the General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.39 per common unit and OpCo common unit for the quarter ended June 30, 2023. We intend to pay the distributions on August 21, 2023 to common unitholders and OpCo common unitholders of record as of the close of business on August 14, 2023.

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

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	High	Low	High	Low
Oil ($/Bbl)	$83.26	$66.61	$123.64	$75.99
Natural gas ($/MMBtu)	$3.78	$1.74	$9.44	$3.73

On July 24, 2023, the West Texas Intermediate posted price for crude oil was $78.81 per Bbl and the Henry Hub spot market price of natural gas was $2.68 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil ($/Bbl)	$73.54	$108.83	$74.73	$102.01
Natural gas ($/MMBtu)	$2.16	$7.50	$2.40	$6.08

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased by 10.5% to 653 active land rigs at June 30, 2023 compared to 730 active land rigs at June 30, 2022. The 653 active land rigs at June 30, 2023 decreased by 11.3% from 736 active land rigs at March 31, 2023. The overall decrease in rig count at June 30, 2023 compared June 30, 2022 is primarily attributable to the volatility and decrease in the average daily prices for oil and natural gas.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	June 30,
Basin or Producing Region	2023	2022
Permian Basin	50	38
Mid‑Continent	12	14
Terryville/Cotton Valley/Haynesville	17	11
Appalachian Basin	—	3
Bakken/Williston Basin	4	3
Eagle Ford	5	4
DJ Basin/Rockies/Niobrara	1	1
Other	1	—
Total	90	74

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our oil, natural gas, and NGL revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Oil revenue	70%	44%	64%	48%
Natural gas revenue	20%	46%	27%	41%
NGL revenue	10%	10%	9%	11%
	100%	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through June 2025, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, non cash unit based compensation, loss on extinguishment of debt, unrealized gains and losses on derivative instruments, cash distribution from affiliate, equity income (loss) in affiliate, gains and losses on sales of assets and operational impacts of VIEs, which include general and administrative expense and interest income. Adjusted EBITDA is not a measure of net income (loss) or net cash provided by operating activities as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$17,797,031	$43,294,166	$46,696,569	$51,701,410
Depreciation and depletion expense	19,656,855	11,273,960	37,220,503	22,033,124
Interest expense	6,341,118	3,323,290	11,804,522	6,201,145
Cash distribution from affiliate	—	—	—	385,326
Income tax expense	909,057	1,803,441	2,312,040	2,075,240
EBITDA	44,704,061	59,694,857	98,033,634	82,396,245
Unit-based compensation	3,289,740	2,949,491	6,459,740	5,143,833
Loss on extinguishment of debt	480,244	—	480,244	—
(Gain) loss on derivative instruments, net of settlements	(2,600,713)	(6,563,998)	(15,100,314)	12,116,997
Cash distribution from affiliate	—	431,268	—	473,812
Equity income in affiliate	—	(3,385,325)	—	(3,634,733)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(1,069,854)	(223,135)	(3,508,691)	(324,521)
General and administrative expenses	219,473	590,500	927,699	1,329,959
Consolidated Adjusted EBITDA	45,022,951	53,493,658	87,292,312	97,501,592
Adjusted EBITDA attributable to non-controlling interest	(10,871,674)	(6,701,931)	(19,008,901)	(12,233,681)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	34,151,277	46,791,727	68,283,411	85,267,911
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	4,442,318	2,441,582	8,566,027	4,400,361
Cash income tax (refund) expense	—	2,043,374	(639,325)	2,043,374
Distributions on Class B units	31,601	8,211	47,085	25,821
Cash available for distribution on common units	$29,677,358	$42,298,560	$60,309,624	$78,798,355

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$31,518,529	$40,423,167	$78,572,135	$76,455,640
Interest expense	6,341,118	3,323,290	11,804,522	6,201,145
Income tax expense	909,057	1,803,441	2,312,040	2,075,240
Amortization of right-of-use assets	(84,501)	(79,273)	(167,658)	(157,298)
Amortization of loan origination costs	(492,732)	(459,261)	(1,008,830)	(901,660)
Loss on extinguishment of debt	(480,244)	—	(480,244)	—
Equity income in affiliate, net	—	—	—	249,408
Forfeiture of restricted units	—	19,813	—	19,813
Unit-based compensation	(3,289,740)	(2,949,491)	(6,459,740)	(5,143,833)
Gain (loss) on derivative instruments, net of settlements	2,600,713	6,563,998	15,100,314	(12,116,997)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	9,070,691	12,039,342	(1,987,323)	18,448,369
Accounts receivable and other current assets	86,707	(175,459)	(427,105)	(906,119)
Accounts payable	(450,078)	340,681	(159,557)	(741,972)
Other current liabilities	(3,175,769)	(1,395,863)	(3,431,295)	(1,859,036)
Operating lease liabilities	85,313	80,471	170,331	159,717
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	1,069,854	223,135	3,508,691	324,521
Other assets and liabilities	995,143	(63,134)	687,353	289,307
EBITDA	44,704,061	59,694,857	98,033,634	82,396,245
Add:
Unit-based compensation	3,289,740	2,949,491	6,459,740	5,143,833
Loss on extinguishment of debt	480,244	—	480,244	—
(Gain) loss on derivative instruments, net of settlements	(2,600,713)	(6,563,998)	(15,100,314)	12,116,997
Cash distribution from affiliate	—	431,268	—	473,812
Equity income in affiliate	—	(3,385,325)	—	(3,634,733)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	(1,069,854)	(223,135)	(3,508,691)	(324,521)
General and administrative expenses	219,473	590,500	927,699	1,329,959
Consolidated Adjusted EBITDA	45,022,951	53,493,658	87,292,312	97,501,592
Adjusted EBITDA attributable to non-controlling interest	(10,871,674)	(6,701,931)	(19,008,901)	(12,233,681)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	34,151,277	46,791,727	68,283,411	85,267,911
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	4,442,318	2,441,582	8,566,027	4,400,361
Cash income tax expense	—	2,043,374	(639,325)	2,043,374
Distributions on Class B units	31,601	8,211	47,085	25,821
Cash available for distribution on common units	$29,677,358	$42,298,560	$60,309,624	$78,798,355

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and six months ended June 30, 2023 and 2022 include the acquisition of certain mineral and royalty assets held by Hatch Royalty LLC (the “Hatch Acquisition”) and the MB Minerals Acquisition.

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

Impairment of Oil and Natural Gas Properties

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience significant downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and natural gas prices increase the cost center ceiling applicable to the subsequent period. We did not record an impairment on our oil and natural gas properties for the three and six months ended June 30, 2023 and 2022.

Because we do not intend to book proved undeveloped reserves going forward, additional impairment charges could be recorded in connection with future acquisitions. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$56,981,614	$78,591,469	$114,398,373	$143,675,372
Lease bonus and other income	2,041,189	1,213,322	2,478,526	1,867,452
Gain (Loss) on commodity derivative instruments, net	1,729,459	(7,094,127)	10,791,835	(39,077,647)
Total revenues	60,752,262	72,710,664	127,668,734	106,465,177
Costs and expenses
Production and ad valorem taxes	5,404,955	5,002,794	9,682,159	9,023,705
Depreciation and depletion expense	19,656,855	11,273,960	37,220,503	22,033,124
Marketing and other deductions	2,907,459	4,063,004	5,669,498	7,571,070
General and administrative expenses	7,925,159	7,866,176	16,203,426	14,455,435
Consolidated variable interest entities related:
General and administrative expense	219,473	590,500	927,699	1,329,959
Total costs and expenses	36,113,901	28,796,434	69,703,285	54,413,293
Operating income	24,638,361	43,914,230	57,965,449	52,051,884
Other income (expense)
Equity income in affiliate	—	3,385,325	—	3,634,733
Interest expense	(6,341,118)	(3,323,290)	(11,804,522)	(6,201,145)
Loss on extinguishment of debt	(480,244)	—	(480,244)	—
Other (expense) income	(180,765)	898,207	(180,765)	3,966,657
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	1,069,854	223,135	3,508,691	324,521
Net income before income taxes	18,706,088	45,097,607	49,008,609	53,776,650
Income tax expense	909,057	1,803,441	2,312,040	2,075,240
Net income	17,797,031	43,294,166	46,696,569	51,701,410
Net income attributable to non-controlling interests in OpCo	(4,297,442)	(5,424,092)	(9,860,860)	(6,482,769)
Distribution on Class B units	(31,601)	(8,211)	(47,085)	(25,821)
Net income attributable to common units of Kimbell Royalty Partners, LP	$13,467,988	$37,861,863	$36,788,624	$45,192,820
Production Data:
Oil (Bbls)	553,588	320,195	999,601	712,556
Natural gas (Mcf)	5,203,964	5,180,033	10,794,157	10,015,882
Natural gas liquids (Bbls)	230,241	176,730	432,946	381,155
Combined volumes (Boe) (6:1)	1,651,156	1,360,264	3,231,573	2,763,025

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Oil, Natural Gas and NGL Revenues

For the three months ended June 30, 2023, our oil, natural gas and NGL revenues were $57.0 million, a decrease of $21.6 million from $78.6 million for the three months ended June 30, 2022. The decrease in oil, natural gas and NGL revenues was primarily related to the decrease in the average prices we received for oil, natural gas and NGL production, partially offset by an increase in production volumes for the three months ended June 30, 2023 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 1,651,156 Boe or 18,145 Boe/d, for the three months ended June 30, 2023, an increase of 290,892 Boe or 3,197 Boe/d, from 1,360,264 Boe or 14,948 Boe/d, for the three months ended June 30, 2022. The increase in production for the three months ended June 30, 2023 was primarily attributable to production associated with the Hatch Acquisition, and to a lesser extent, production associated with the MB Minerals Acquisition.

Our operators received an average of $71.91 per Bbl of oil, $2.22 per Mcf of natural gas and $24.46 per Bbl of NGL for the volumes sold during the three months ended June 30, 2023 compared to $107.96 per Bbl of oil, $6.93 per Mcf of natural gas and $46.10 per Bbl of NGL for the volumes sold during the three months ended June 30, 2022. These average prices received during the three months ended June 30, 2023 decreased 33.4% or $36.05 per Bbl of oil and 68.0% or $4.71 per Mcf of natural gas as compared to the three months ended June 30, 2022. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decreases of 32.4% or $35.29 per Bbl of oil and 71.2% or $5.34 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $2.0 million for the three months ended June 30, 2023 compared to $1.2 million for the three months ended June 30, 2022. The $0.8 million increase in lease bonus and other income was primarily related to a $0.9 million legal settlement received during the three months ended June 30, 2023.

Gain (Loss) on Commodity Derivative Instruments

Gain on commodity derivative instruments for the three months ended June 30, 2023 included $2.6 million of mark-to-market gains and $0.9 million of losses on the settlement of commodity derivative instruments compared to $8.8 million of mark-to-market gains and $15.9 million of losses on the settlement of commodity derivative instruments for the three months ended June 30, 2022. We recorded a mark-to-market gain for the three months ended June 30, 2023 as a result of the maturity of derivative contracts with lower strike pricing. This gain was offset by the realized losses on the settlement of commodity derivative instruments. We recorded a mark-to-market gain for the three months ended June 30, 2022 as a result of the maturity of derivative contracts with lower strike pricing, offset by realized losses on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended June 30, 2023 were $5.4 million, an increase of $0.4 million from $5.0 million for the three months ended June 30, 2022. The increase in production and ad valorem taxes was primarily attributable to the Hatch Acquisition, and to a lesser extent, the MB Minerals Acquisition, partially offset by the decrease in the average prices we received for oil, natural gas and NGL production.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended June 30, 2023 was $19.7 million, an increase of $8.4 million from $11.3 million for the three months ended June 30, 2022. The increase in depreciation and depletion expense was due to the Hatch Acquisition and the MB Minerals Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $11.85 for the three months ended June 30, 2023, an increase of $3.78 per barrel from the $8.07 average depletion rate per barrel for the three months ended June 30, 2022. The increase in the depletion rate was due to the Hatch Acquisition and the MB Minerals Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended June 30, 2023 were $2.9 million, a decrease of $1.2 million from $4.1 million for the three months ended June 30, 2022. The decrease in marketing and other deductions was primarily related to the decrease in the average prices we received for oil, natural gas and NGL production for the three months ended June 30, 2023, partially offset by marketing and other deductions associated with the Hatch Acquisition and the MB Minerals Acquisition.

General and Administrative Expenses

General and administrative expenses remained flat at $7.9 million for both the three months ended June 30, 2023  and 2022.

Interest Expense

Interest expense for the three months ended June 30, 2023 was $6.3 million compared to $3.3 million for the three months ended June 30, 2022. The increase in interest expense was primarily due to a 4.01% increase in the weighted average interest rate on the Partnership’s outstanding borrowings for the three months ended June 30, 2023 and also due to an increase in the overall long-term debt balance as a result of borrowings associated with the Hatch Acquisition and the MB Minerals Acquisition.

Income Tax Expense

We recorded an income tax expense of $0.9 million for the three months ended June 30, 2023. The income tax expense recorded during the three months ended June 30, 2023 was due to a change in the estimated income tax expense for the year ended December 31, 2023. We recorded an income tax expense of $1.8 million for the three months ended June 30, 2022. The income tax expense recorded during the three months ended June 30, 2022 was due to the significant increase in commodity prices which generated forecasted taxable net income for the year ended December 31, 2022.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Oil, Natural Gas and NGL Revenues

For the six months ended June 30, 2023, our oil, natural gas and NGL revenues were $114.4 million, a decrease of $29.3 million from $143.7 million for the six months ended June 30, 2022. The decrease in oil, natural gas and NGL revenues was primarily related to the decrease in the average prices we received for oil, natural gas and NGL production, partially offset by an increase in production volumes for the six months ended June 30, 2023 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 3,231,573 Boe or 17,783 Boe/d, for the six months ended June 30, 2023, an increase of 468,548 Boe or 3,020 Boe/d, from 2,763,025 Boe or 14,763 Boe/d, for the six months ended June 30, 2022. The increase in production for the six months ended June 30, 2023 was primarily attributable to production associated with the Hatch Acquisition, and to a lesser extent, production associated with the MB Minerals Acquisition.

Our operators received an average of $72.84 per Bbl of oil, $2.89 per Mcf of natural gas and $24.02 per Bbl of NGL for the volumes sold during the six months ended June 30, 2023 compared to $95.91 per Bbl of oil, $5.88 per Mcf of natural gas and $43.13 per Bbl of NGL for the volumes sold during the six months ended June 30, 2022. These average prices received during the six months ended June 30, 2023 decreased 24.1% or $23.07 per Bbl of oil and 50.9% or $2.99 per Mcf of natural gas as compared to the six months ended June 30, 2022. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decreases of 26.7% or $27.28 per Bbl of oil and 60.5% or $3.68 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income was $2.5 million for the six months ended June 30, 2023 compared to $1.9 million for the six months ended June 30, 2022. The increase in lease bonus and other income is primarily related to a $0.9 million legal settlement received during the six months ended June 30, 2023.

Gain (Loss) on Commodity Derivative Instruments

Gain on commodity derivative instruments for the six months ended June 30, 2023 included $15.1 million of mark-to-market gains and $4.3 million of losses on the settlement of commodity derivative instruments compared to $13.7 million of mark-to-market losses and $25.3 million of losses on the settlement of commodity derivative instruments for the six months ended June 30, 2022. We recorded a mark-to-market gain for the six months ended June 30, 2023 as a result of the maturity of derivative contracts with lower strike pricing. This gain was offset by the realized losses on the settlement of commodity derivative instruments. We recorded a mark-to-market loss for the six months ended June 30, 2022 as a result of the increase in the strip pricing of oil and natural gas from the year ended December 31, 2021 to the six months ended June 30, 2022.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the six months ended June 30, 2023 were $9.7 million, an increase of $0.7 million from $9.0 million for the six months ended June 30, 2022. The increase in production and ad valorem taxes was primarily attributable to the Hatch Acquisition, and to a lesser extent, the MB Minerals Acquisition, partially offset by the decrease in the average prices we received for oil, natural gas and NGL production.

Depreciation and Depletion Expense

Depreciation and depletion expense for the six months ended June 30, 2023 was $37.2 million, an increase of $15.2 million from $22.0 million for the six months ended June 30, 2022. The increase in depreciation and depletion expense was due to the Hatch Acquisition and the MB Minerals Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $11.46 for the six months ended June 30, 2023, an increase of $3.73 per barrel from the $7.73 average depletion rate per barrel for the six months ended June 30, 2022. The increase in the depletion rate was due to the Hatch Acquisition and the MB Minerals Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the six months ended June 30, 2023 were $5.7 million, a decrease of $1.9 million from $7.6 million for the six months ended June 30, 2022. The decrease in marketing and other deductions was primarily related to the decrease in the average prices we received for oil, natural gas and NGL production for the six months ended June 30, 2022, partially offset by marketing and other deductions associated with the Hatch Acquisition and the MB Minerals Acquisition.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were $16.2 million, an increase of $1.7 million from $14.5 million for the six months ended June 30, 2022. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was attributable to a $1.3 million increase in unit-based compensation expense and cash general and administrative expenses resulting from an increase in our costs associated with company growth.

Interest Expense

Interest expense for the six months ended June 30, 2023 was $11.8 million compared to $6.2 million for the six months ended June 30, 2022. The increase in interest expense was primarily due to a 4.09% increase in the weighted average interest rate on the Partnership’s outstanding borrowings for the six months ended June 30, 2023 and also due to an increase in the overall long-term debt balance as a result of borrowings associated with the Hatch Acquisition and the MB Minerals Acquisition.

Income Tax Expense

We recorded an income tax expense of $2.3 million for the six months ended June 30, 2023. The income tax expense recorded during the six months ended June 30, 2023 was due to a change in the estimated income tax expense for the year ended December 31, 2023. We recorded an income tax expense of $2.1 million for the six months ended June 30, 2022. The income tax expense recorded during the six months ended June 30, 2022 was due to the significant increase in commodity prices which generated forecasted taxable net income for the year ended December 31, 2022.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the second quarter of 2023 for the repayment of $11.2 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the second quarter of 2023. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 7,272,821 OpCo common units and an equal number of Class B units as partial consideration in connection with the Hatch Acquisition and 5,369,218 OpCo common units and an equal number of Class B units and 557,302 common units as partial consideration in connection with the MB Minerals Acquisition. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our second quarter 2023 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Six Months Ended June 30,
	2023	2022
Cash Flow Data:
Net cash provided by operating activities	$78,572,135	$76,455,640
Net cash provided by (used in) investing activities	199,882,583	(233,953,999)
Net cash (used in) provided by financing activities	(282,702,167)	164,550,499
Net (decrease) increase in cash and cash equivalents	$(4,247,449)	$7,052,140

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2023 were $78.6 million, an increase of $2.1 million compared to $76.5 million for the six months ended June 30, 2022.

Investing Activities

Cash flows provided by investing activities for the six months ended June 30, 2023 were $199.9 million compared to $234.0 million of cash flows used in investing activities for the six months ended June 30, 2022. For the six months ended June 30, 2023, cash flows provided by investing activities included $243.2 million of cash received from investment held in trust related to TGR and $0.9 million in cash received from the dissolution of TGR, partially offset by $44.2 million used primarily to fund costs associated with the MB Minerals Acquisition.

For the six months ended June 30, 2022, cash flows used in investing activities include $236.9 million of investments held in marketable securities related to TGR and $0.4 million used to fund costs associated with the acquisition of all of the equity interests in certain subsidiaries owned by Caritas Royalty Fund LLC and certain of its affiliates, partially offset by $3.5 million in cash distributions received in connection to the joint venture with Springbok SKR Capital Company, LLC and Rivercrest Capital Partners, LP.

Financing Activities

Cash flows used in financing activities were $282.7 million for the six months ended June 30, 2023 compared to $164.6 million of cash flows provided by financing activities for the six months June 30, 2022. Cash flows used in financing activities for the six months ended June 30, 2023 consists of $243.2 million of distributions to common unitholders of TGR, $66.7 million of distributions paid to holders common units, OpCo common units and Class B units, $22.5 million used to repay borrowings under our secured revolving credit facility, $4.9 million of restricted units repurchased for tax withholding and a $4.8 million payment of loan origination costs, partially offset by $59.1 million of additional borrowings under our secured revolving credit facility and $0.3 million in Class B contributions.

Cash flows provided by financing activities for the six months ended June 30, 2022 consists of $227.6 million in proceeds from TGR IPO and $36.2 million of additional borrowings under our secured revolving credit facility, partially offset by $54.8 million of distributions paid to holders of common units, OpCo common units and Class B units, $37.2 million used to repay borrowings under our secured revolving credit facility, $3.3 million of restricted units repurchased for tax withholding, $2.7 million used to pay underwriting commissions related to the equity offering of TGR, $0.5 million paid in connection with the redemption of Class B units, $0.3 million paid in connection with fees related to our 2021 equity offering and $0.4 million payment of loan origination costs.

Indebtedness

On June 13, 2023, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated our existing Credit Agreement, dated as of January 11, 2017 (as amended on July 12, 2018, December 8, 2020, June 7, 2022 and December 15, 2022).

The A&R Credit Agreement provides for, among other things, (i) a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $750,000,000, with an initial borrowing base of $400.0 million and an initial aggregate elected commitments amount of up to $400.0 million, including a sub-facility for the issuance of letters of credit of up to $10,000,000, and (ii) an extension of the maturity date of the A&R Credit Agreement to June 7, 2027.

On July 24, 2023, we entered into Amendment No. 1 (the “First Amendment”) to the A&R Credit Agreement. The amendment amends the A&R Credit Agreement to, among other things, (i) decrease the frequency of and increase the threshold for excess cash determinations from $30.0 million to $50.0 million, and (ii) permit us to issue certain preferred equity interests.

As of June 30, 2023, we had outstanding borrowings of $269.6 million under the secured revolving credit facility and $130.4 million of available capacity. As of July 28, 2023, we had outstanding borrowings of $316.6 million under the secured revolving credit facility and $83.4 million of available capacity.

For additional information on our secured revolving credit facility, please read Note 9―Long-Term Debt to the unaudited interim consolidated financial statements included in this Quarterly Report.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2022 Form 10-K. As of June 30, 2023, we did not have any off-balance sheet arrangements. See Note 8—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Because we have not designated any of our derivative contracts as hedges for accounting purposes, changes in fair values of our derivative contracts will be recognized as gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on future prices as of period-end compared to the contract price. See Note 5—Derivatives to the unaudited interim consolidated financial statements in Item 1 of this Quarterly Report for additional information regarding our commodity derivatives.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2023, we had four counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of June 30,2023, we had total borrowings outstanding under our secured revolving credit facility of $269.6 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $2.7 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2022 through June 30, 2023. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the period covered by this report, none of the Partnership’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

Registration Rights Agreement, dated as of May 17, 2023, by and among between Kimbell Royalty Partners, LP and MB Minerals, L.P. (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP Current Report on Form 8-K filed on May 18, 2023)

10.1	—

Amended and Restated Credit Agreement, dated as of June 13, 2023, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 20, 2023)

10.2	—

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 24, 2023, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 28, 2023)

10.3	—

Purchase and Sale Agreement, dated as of April 11, 2023, by and among MB Minerals, L.P., Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on April 12, 2023)

10.4	—

Securities Purchase Agreement, dated as of August 2, 2023, by and between LongPoint Minerals II, LLC and Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on August 2, 2023)

10.5	—

Preferred Units Purchase Agreement, dated as of August 2, 2023, by and among Kimbell Royalty Partners, LP and the several purchasers party thereto (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on August 2, 2023)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: August 2, 2023	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: August 2, 2023	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer