Form 10-K
period 2023-12-31
Kimbell Royalty Partners, LP
filed 2024-02-21
CIK 1657788

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2023, was $898.8 million, based on the closing price of such common units of $14.71 as reported on the New York Stock Exchange on June 30, 2023. As of February 16, 2024, the registrant had outstanding 73,851,458 common units representing limited partner interests and 20,847,295 Class B units representing limited partner units.

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

Pooling. The majority of our producing acreage is pooled with third party acreage. Pooling refers to an operator’s consolidation of multiple adjacent leased tracts, which may be covered by multiple leases with multiple lessors, in order to maximize drilling efficiency or to comply with state mandated well spacing requirements. Pooling dilutes our royalty in a given well or unit, but it also increases both the acreage footprint and the number of wells in which we have an economic interest. To estimate our total potential drilling locations in a given play, we include third party acreage that is pooled with our acreage.

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

Summary of Risk Factors

Risks Related to Our Organization and Structure

●	We may not have sufficient available cash to pay any quarterly distribution on our common units (defined below).
●	Our cash flow may prevent us from paying cash distributions.
●	The amount of our quarterly cash distributions, if any, is directly dependent on the performance of our business. We do not have a minimum quarterly distribution and could pay no distribution with respect to any particular quarter.
●	Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
●	The limited liability company agreement of our General Partner (defined below) contains provisions that may restrict our ability to pursue our business strategies.
●	Our General Partner and its affiliates, including our Sponsors (defined below) and their affiliates, have conflicts of interest with us and limited duties to us and our unitholders.
●	Our partnership agreement does not restrict our Sponsors and their affiliates or the Contributing Parties (defined below) from competing with us.
●	Our General Partner intends to limit its liability under contractual arrangements between us and third parties such that these third parties would not have recourse against our General Partner or its assets.
●	Neither we, our General Partner nor our subsidiaries have any employees, and we rely solely on Kimbell Operating (defined below) to manage and operate, or arrange for the management and operation of, our business.
●	Our partnership agreement restricts the remedies available to our unitholders for actions by our General Partner that might otherwise constitute breaches of fiduciary duty.
●	Our partnership agreement replaces our General Partner’s fiduciary duties with contractual standards.
●	Holders of our common units have limited voting rights and cannot elect our General Partner or its directors.
●	Even if our unitholders are dissatisfied, they cannot remove our General Partner without its consent.
●	Our partnership agreement restricts the voting rights of unitholders owning 20% or more of the interests in any class of our securities.
●	Cost reimbursements due to our General Partner for services provided to us or on our behalf will reduce cash available for distribution.
●	Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
●	Our sole cash-generating asset is our membership interest in the Operating Company.
●	Unitholders may have liability to repay distributions and may be personally liable for the obligations of the partnership.
●	Increases in interest rates may cause the market price of our common units to decline.
●	Our General Partner has a call right that may require unitholders to sell their units.
●	We may issue additional common units and other equity interests ranking junior to the Series A preferred units without unitholder approval, which would dilute existing common unitholder ownership interests.
●	There are no limitations in our partnership agreement on our ability to issue units ranking senior in right of distributions or liquidation to our common units.
●	The market price of our common units could be materially adversely affected by sales of substantial amounts of our common units in the public or private markets.
●	The price of our common units may fluctuate, and unitholders could lose their investment.
●	The New York Stock Exchange (the “NYSE”) does not require a publicly traded partnership to comply with certain corporate governance requirements.
●	Our partnership agreement includes exclusive forum, venue and jurisdiction provisions applicable to our unitholders.
●	If a unitholder is an ineligible holder, the units of such unitholder may be subject to redemption.

●	Our Series A preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.
●	The terms of our Series A preferred units contain covenants that may limit our business flexibility.

Risks Related to Economic Conditions and Our Industry

●	Our revenues are derived from royalty payments that are based on the variable prices at which oil, natural gas and NGLs are sold.
●	A deterioration in general economic, business or industry conditions would materially adversely affect our business.
●	Conservation measures and technological advances could reduce demand for oil and natural gas.
●	Intense competition in the oil and natural gas industry may adversely affect our operators.
●	The results of exploratory drilling in shale plays will be subject to risks and may not meet our expectations for reserves or production.
●	The marketability of oil and natural gas production is dependent upon transportation and other facilities.
●	Drilling for and producing oil and natural gas are high-risk activities.

Risks Related to Our Indebtedness and Derivatives

●	Our derivative activities could result in financial losses and reduce earnings.
●	Restrictions in our secured revolving credit facility and future debt agreements could limit our growth or ability to pay distributions.
●	Any significant reduction in our borrowing base under our secured revolving credit facility may negatively impact our ability to fund our operations.
●	Our debt levels may limit our flexibility to obtain additional financing.

Risks Related to Our Operations

●	Our business is difficult to evaluate because we have made several significant acquisitions.
●	We depend on unaffiliated operators for all of the exploration, development and production on the properties in which we own mineral and royalty interests.
●	We may not be able to terminate our leases if any of the operators of our properties declare bankruptcy.
●	Our success depends on replacing reserves through acquisitions and the development of our properties.
●	Our failure to identify, complete and integrate acquisitions would slow our growth.
●	Any acquisitions of additional mineral and royalty interests will be subject to substantial risks.
●	If we are unable to make acquisitions on economically acceptable terms, our future growth will be limited.
●	Project areas on our properties may not yield oil or natural gas in commercially viable quantities.
●	Our estimated reserves are based on many assumptions that may prove to be inaccurate.
●	We do not intend to retain cash from our operations for replacement capital expenditures.
●	We rely on a few key individuals whose absence or loss could materially adversely affect our business.
●	Loss of our or our operators’ information and computer systems could materially adversely affect our business.
●	Title to the properties in which we have an interest may be impaired by title defects.
●	The potential drilling locations of operators of our properties are susceptible to uncertainties.
●	Acreage must be drilled before lease expiration in order to hold the acreage by production.
●	The unavailability, high cost, or shortages of materials, equipment or personnel may result in increased costs for our operators.
●	Operating hazards and uninsured risks may result in substantial losses to the operators of our properties, which could materially adversely affect our business.
●	If the operators of our properties suspend our right to receive royalty payments for any reason, our business may be adversely affected.

●	We will be required to take write-downs of the carrying values of our proved properties if commodity prices decrease to a level such that the future cash flows discounted at 10% from our proved properties are less than their carrying value.

Tax Risks to Common Unitholders

●	We may incur substantial income tax liabilities.
●	Taxable gain or loss on the sale of our common units could be more or less than expected.
●	Our tax liability may be greater than expected if we do not generate sufficient depletion deductions.
●	Future tax legislation could have an adverse impact on our cash tax liabilities.
●	Certain decreases in the price of our common units could adversely affect our cash available for distribution.
●	The IRS Form 1099-DIVthat you receive from your broker may over-report your dividend income and failure to report your dividend income accurately may cause the IRS to assert audit adjustments.
●	The portion of our distributions taxable as dividends may be greater than expected.
●	If the Operating Company became a publicly traded partnership taxable as a corporation for United States federal income tax purposes, we and the Operating Company might be subject to potentially significant tax inefficiencies.

Legal, Environmental and Regulatory Risks

●	Oil and natural gas operations are subject to various governmental laws and regulations, and compliance with such laws and regulations can be burdensome and expensive.
●	The operators of our properties are subject to complex and evolving environmental and occupational health and safety laws and regulations that may cause delays or expenses that could materially adversely affect our business.
●	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
●	The adoption of climate change legislation and regulations could result in increased operating costs of our operators and reduced demand for oil and natural gas.

General Risk Factors

●	Increased costs of capital could materially adversely affect our business.
●	A terrorist attack or armed conflict could harm our business.
●	Cyber-attacks targeting systems and infrastructure used by the oil and gas industry and related regulations may adversely impact our operations.

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

The diagram below depicts a simplified version of our organizational structure as of February 16, 2024:

(1)	The Sponsors are affiliates of our founders, Messrs. Fortson, R. Ravnaas, Taylor and Wynne.
(2)	Includes common units representing limited partner interests in the Partnership (“common units”) beneficially owned by the Sponsors other than those reflected as held by Kimbell GP Holdings, LLC. Also includes common units beneficially owned by our directors and officers and other of our affiliates.
(3)	Includes the Kimbell Art Foundation, Cupola Royalty Direct LLC, Rivercrest Capital Partners LP, certain affiliates of Hatch Royalty LLC and MB Minerals, L.P.
(4)	Kimbell Operating has entered into a management services agreement with us and separate management services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties for the provision of certain management, administrative and operational services.

Significant Acquisitions

On May 17, 2023, we completed the acquisition of certain mineral and royalty assets held by MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”). The aggregate consideration for the MB Minerals Acquisition consisted of (i) approximately $48.8 million in cash and (ii) the issuance of (a) 5,369,218 common units of the Operating Company (“OpCo common units”) and an equal number of Class B common units representing limited partner interests in the Partnership (“Class B units”) and (b) 557,302 common units. We funded the cash payment of the purchase price with borrowings under our secured revolving credit facility. The assets acquired in the MB Minerals Acquisition are located in Howard and Borden Counties, Texas.

On September 13, 2023, we completed the acquisition of all of the issued and outstanding membership interests of Cherry Creek Minerals LLC pursuant to a securities purchase agreement with LongPoint Minerals II, LLC (the “LongPoint Acquisition”) in a cash transaction valued at approximately $455.0 million. We funded the cash transaction with borrowings under our secured revolving credit facility and net proceeds from the Preferred Unit Transaction (as defined in Item 5— Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities).

Kimbell Tiger Acquisition Corporation

On February 8, 2022, we announced the initial public offering (the “TGR IPO”) of our recently dissolved special purpose acquisition company, Kimbell Tiger Acquisition Corporation (“TGR”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Proceeds of $236.9 million were deposited in a trust account established for the benefit of TGR’s public unitholders consisting of certain proceeds from the TGR IPO and certain proceeds from the sale of the private placement warrants (“Private Placement Warrants”), net of underwriters’ discounts and commissions and other costs and expenses. The proceeds held in the trust account were not available to be used by us at any time.

On May 22, 2023, as a result of TGR’s inability to consummate an initial business combination on or prior to May 8, 2023, and pursuant to the terms of its organizational documents, TGR redeemed all of its outstanding shares of Class A common stock of TGR included as part of the units issued in its initial public offering. The per-share redemption price for the TGR public shares was $10.57. The public shares of TGR ceased trading as of the close of business on May 8, 2023.

As of the close of business on May 9, 2023, the public shares were deemed cancelled and represented only the right to receive the redemption amount. Following such redemption, TGR (along with Kimbell Tiger Acquisition Sponsor, LLC (“TGR Sponsor”) was dissolved in accordance with the terms of its organizational documents. There were no redemption rights or liquidating distributions with respect to TGR’s warrants, including the Private Placement Warrants held by TGR Sponsor, which expired worthless. TGR Sponsor waived its redemption rights with respect to TGR’s outstanding common stock issued before TGR’s IPO. The non-cash impact of the deconsolidation of TGR was $1.6 million, which is included in the accompanying consolidated balance sheet as of December 31, 2023.

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

Overview of Our Oil and Gas Assets and Operations

As of December 31, 2023, we owned mineral and royalty interests in approximately 12.2 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of December 31, 2023, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including approximately 100% of our overriding royalty interests), and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 129,000 gross wells, including over 50,000 wells in the Permian Basin. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we benefit from the continued development of the properties in which we own an interest without the need for investment of additional capital by us.

As of December 31, 2023, the estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 65,409 MBoe (47.9% liquids, consisting of 30.3% oil and 17.6% NGLs) based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”). All of our reserves were classified as proved developed reserves. The properties underlying our mineral and royalty interests typically have low estimated decline rates. Our PDP reserves have an average estimated yearly decline rate of 14.1% during the initial five-years.

Our revenues are derived from royalty payments we receive from the operators of our properties based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of December 31, 2023, there were approximately 1,100 operators actively producing on our acreage, with our top ten operators (EP Energy E&P Company, L.P., SWN Production Company LLC, XTO Energy, Inc., Chesapeake Operating, Inc., EOG Resources, Inc., Vital Energy, Mewbourne Oil Company, Pioneer Natural Resources Company, Chevron USA, Inc., and Diamondback E&P, LLC) together accounting for approximately 38.0% of our revenues.

During the years ended December 31, 2023, 2022 and 2021, payments we received from our top purchaser accounted for approximately 6.7%, 11.3% and 6.0%, respectively, of our revenues. We do not believe that the loss of any individual purchaser would have a material adverse effect on us due to the high number of purchasers actively producing on our acreage. As of December 31, 2023, there were 98 rigs (representing 16.3% market share of all rigs drilling in the continental United States as of such time) operating on our acreage compared to 92 rigs operating on our acreage as of December 31, 2022. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” for further discussion.

Our revenues and the amount of cash available for distribution on common units may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. For the year ended December 31, 2023, our oil, natural gas and NGL revenues were generated 69% from oil sales, 22% from natural gas sales and 9% from NGL sales.

Business Strategies

Our primary business objective is to provide increasing cash distributions to unitholders resulting from acquisitions from third parties, our Sponsors and the Contributing Parties and from organic growth through the continued development by working interest owners of the properties in which we own an interest. We intend to accomplish this objective by executing the following strategies:

●	Acquire additional mineral and royalty interests from third parties and leverage our relationships with our Sponsors and the Contributing Parties to grow our business. We intend to make opportunistic acquisitions of mineral and royalty interests that have substantial resource and organic growth potential and meet our acquisition criteria, which include (i) mineral and royalty interests in high-quality producing acreage that enhance our asset base, (ii) significant amounts of recoverable oil and natural gas in place with geologic support for future production and reserve growth and (iii) a geographic footprint complementary to our diverse portfolio. For example, in 2023, we completed the MB Minerals Acquisition and the LongPoint Acquisition, further enhancing our asset base.

We also may have opportunities to acquire mineral or royalty interests from third parties jointly with our Sponsors and the Contributing Parties. We have a right to participate, at our option and on substantially the same or better terms, in up to 50% of any acquisitions, other than de minimis acquisitions, for which Messrs. R. Ravnaas, Taylor and Wynne provide, directly or indirectly, any oil and gas diligence, reserve engineering or other business services. We believe this arrangement will give us access to third party acquisition opportunities we might not otherwise be in a position to pursue. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Contribution Agreement.”

●	Acquire additional mineral and royalty interests from our Sponsors and the Contributing Parties. The Contributing Parties, including affiliates of our Sponsors, continue to own significant mineral and royalty interests in oil and gas properties. We believe our Sponsors and the Contributing Parties view our partnership as part of their growth strategy. In addition, we believe their direct or indirect ownership in us will incentivize them to offer us additional mineral and royalty interests from their existing asset portfolios in the future. The Contributing Parties have no obligation to sell any additional assets to us or to accept any offer that we may make for any additional assets, and we may decide not to acquire such additional assets even if such Contributing Parties offer them to us. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Contribution Agreement.”
●	Benefit from reserve, production and cash flow growth through organic production growth and development of our mineral and royalty interests. Our assets consist of diversified mineral and royalty interests. As of December 31, 2023, 55% and 54% of our well count and gross aggregate acreage, respectively, are located in the Permian Basin and Mid-Continent, which are among the most active areas in the country. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods.

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

We have a $550.0 million secured revolving credit facility. On December 8, 2023, we amended our secured revolving credit facility to, among other things, increase each of the borrowing base and aggregate elected commitments from $400.0 million to $550.0 million. During the year ended December 31, 2023, the Board of Directors approved the repayment of $50.6 million in outstanding borrowings under our secured revolving credit facility, which reduced our cash available for distribution on common units. Of the $50.6 million, $13.8 million was approved in connection with the fourth quarter distribution and will be repaid in the first quarter of 2024. With respect to future quarters, the Board of Directors may continue to allocate cash generated by our business to the repayment of outstanding borrowings under our secured revolving credit facility. We believe that this liquidity, along with internally generated cash from operations and access to capital markets, will provide us with the financial flexibility to grow our production, reserves and cash generated from operations through strategic acquisitions of mineral and royalty interests and the continued development of our existing assets.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

●	Significant diversified portfolio of mineral and royalty interests in mature producing basins and exposure to undeveloped opportunities. We have a diversified, low decline asset base with exposure to high-quality conventional and unconventional plays. As of December 31, 2023, we owned mineral and royalty interests in approximately 12.2 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent, and as of December 31, 2023, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including approximately 100% of our overriding royalty interests), and substantially all of those leases were held by production. The estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 65,409 MBoe (47.9% liquids, consisting of 30.3% oil and 17.6% NGLs) based on the reserve report prepared by Ryder Scott. All of our reserves were classified as proved developed reserves. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays without further required investment on our behalf. We believe that we will continue to benefit from these cost-free additions to production and reserves for the foreseeable future as a result of technological advances and continuing interest by third party producers in development activities on our acreage.

●	Exposure to many of the leading resource plays in the United States. We expect the operators of our properties to continue to drill new wells and to complete drilled but uncompleted wells on our acreage, which we believe should substantially offset the natural production declines from our existing wells. We believe that our operators have significant drilling inventory remaining on the acreage underlying our mineral or royalty interests in multiple resource plays. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 129,000 gross wells, including over 50,000 wells in the Permian Basin.
●	Financial flexibility to fund expansion. We believe that our conservative capital structure will permit us to maintain financial flexibility that will allow us to opportunistically purchase strategic mineral and royalty interests, subject to the supermajority vote provisions of the limited liability company agreement of our General Partner and the terms of our partnership agreement, which in certain circumstances requires the affirmative vote of 66 2/3% of our outstanding Series A preferred units, in each case as discussed above. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for further information. We believe that we will be able to expand our asset base through acquisitions utilizing our secured revolving credit facility, internally generated cash from operations and access to capital markets.
●	Experienced and proven management team with a track record of making acquisitions. The members of our management team and Board of Directors have an average of over 31 years of oil and gas experience. Our management team and Board of Directors, which includes our founders, have a long history of buying mineral and royalty interests in high-quality producing acreage throughout the United States. Certain members of our management team have managed a significant investment program, investing in over 160 acquisitions. We believe we have a proven competitive advantage in our ability to source, engineer, evaluate, acquire and manage mineral and royalty interests in high-quality producing acreage.

Our Properties

Material Basins and Producing Regions

The following is an overview of the United States basins and producing regions we consider most material to our current and future business.

●	Permian Basin. The Permian Basin extends from southeastern New Mexico into West Texas and is currently one of the most active drilling regions in the United States. It includes three geologic provinces: the Midland Basin to the east, the Delaware Basin to the west and the Central Basin in between. The Permian Basin consists of mature legacy onshore oil and liquids-rich natural gas reservoirs and has been actively drilled over the past 90 years. The extensive operating history, favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, horizontal development potential and liquids-rich reserves make the Permian Basin one of the most prolific oil-producing regions in the United States. Our acreage underlies prospective areas for the Wolfcamp play in the Midland and Delaware Basins, the Spraberry formation in the Midland Basin and the Bone Springs formation in the Delaware Basin, which are among the most active plays in the country.
●	Mid-Continent. The Mid-Continent is a broad area containing hundreds of fields in Arkansas, Kansas, Louisiana, New Mexico, Oklahoma, Nebraska and Texas and including the Granite Wash, Cleveland and the Mississippi Lime formations. The Anadarko Basin is a structural basin centered in the western part of Oklahoma and the Texas Panhandle, extending into southwestern Kansas and southeastern Colorado. A key feature of the Anadarko Basin is the stacked geologic horizons including the Cana-Woodford and Springer shale in the SCOOP and STACK.
●	Terryville/Cotton Valley/Haynesville. We own a substantial position in the core of the Terryville Field that the Contributing Parties acquired in 2007. Our mineral interests are leased and operated by Range Resources Corporation/Memorial Resource Development Corp. Producing since 1954, the Terryville Field is one of the most prolific natural gas fields in North America. Redevelopment of the field with horizontal drilling and

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

	December 31, 2023
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Leased
Permian Basin (1)	3,003,486	22,463	99.1%
Mid‑Continent	3,663,657	30,830	99.0%
Terryville/Cotton Valley/Haynesville	1,301,662	6,725	99.6%
Appalachian Basin (2)	434,116	16,968	99.8%
Eagle Ford	476,193	5,059	96.8%
Barnett Shale/Fort Worth Basin	316,408	3,548	99.1%
Bakken/Williston Basin (3)	1,214,446	3,132	99.9%
San Juan Basin	85,604	159	99.2%
Onshore California	67,139	286	95.7%
DJ Basin/Rockies/Niobrara	46,398	680	96.1%
Illinois Basin	11,163	97	100.0%
Other Western (onshore) Gulf Basin	614,310	4,247	98.0%
Other TX/LA/MS Salt Basin	308,850	3,841	95.3%
Other	677,084	3,305	99.1%
Total (4)	12,220,516	101,340	99.0%
(1)	Includes mineral interests in approximately 1,480,274 gross (10,375 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes mineral interests in approximately 209,340 gross (5,637 net) acres in the Marcellus/Utica.
(3)	Includes mineral interests in approximately 1,103,904 gross (3,013 net) acres in the Bakken/Three Forks.
(4)	Percentage leased represents the weighted average of our leased acres relative to our total acreage in the basins in which we own mineral interests.

ORRIs

The following table sets forth information about our ORRIs:

	December 31, 2023
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Producing
Permian Basin (1)	333,243	4,465	100.0%
Mid‑Continent	2,205,269	18,002	99.1%
Terryville/Cotton Valley/Haynesville	127,245	1,194	99.6%
Appalachian Basin (2)	307,238	6,235	100.0%
Eagle Ford	147,955	1,671	100.0%
Barnett Shale/Fort Worth Basin	76,755	593	100.0%
Bakken/Williston Basin (3)	425,631	3,006	100.0%
San Juan Basin	98,633	1,313	99.0%
Onshore California	10,668	22	100.0%
DJ Basin/Rockies/Niobrara	27,754	356	100.0%
Illinois Basin	16,848	1,080	100.0%
Other Western (onshore) Gulf Basin	89,209	1,215	100.0%
Other TX/LA/MS Salt Basin	45,502	1,443	99.9%
Other	814,387	15,544	100.0%
Total (4)	4,726,337	56,139	99.6%
(1)	Includes overriding royalty interests in approximately 207,494 gross (2,025 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes overriding royalty interests in approximately 254,348 gross (4,852 net) acres in the Marcellus/Utica.
(3)	Includes overriding royalty interests in approximately 411,439 gross (2,909 net) acres in the Bakken/Three Forks.
(4)	Percentage producing represents the weighted average of our acres that are producing relative to our total acreage in the basins in which we own ORRIs. Virtually all acreage is producing.

Wells

The following table sets forth the well count in which we had mineral or royalty interest:

Basin or Producing Region	December 31, 2023
Permian Basin	50,604
Mid‑Continent	20,898
Terryville/Cotton Valley/Haynesville	16,297
Appalachian Basin	3,929
Eagle Ford	4,277
Barnett Shale/Fort Worth Basin	5,925
Bakken/Williston Basin	5,358
San Juan Basin	1,887
Onshore California	975
DJ Basin/Rockies/Niobrara	12,556
Other	6,657
Total	129,363

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Estimated Proved Reserves

Our historical reserve estimates as of December 31, 2023, 2022 and 2021 were prepared by Ryder Scott, an independent third party petroleum engineering firm. Ryder Scott does not own an interest in any of our properties and is not employed by us on a contingent basis.

Within Ryder Scott, the technical person primarily responsible for preparing the reserve estimates set forth in the reserve report incorporated herein is Mr. Scott Wilson, who has been practicing petroleum-engineering consulting at Ryder

Scott since 2000. Mr. Wilson is a registered Professional Engineer in the States of Alaska, Colorado, Texas and Wyoming. He earned a Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines in 1983 and a Master of Business Administration in Finance from the University of Colorado in 1985. As technical principal, Mr. Wilson meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering evaluations as well as in applying United States Securities and Exchange Commission (“SEC”) and other industry reserves definitions and guidelines. A copy of Ryder Scott’s estimated proved reserve report as of December 31, 2023 is attached as an exhibit to this Annual Report.

Our Chief Executive Officer, Robert D. Ravnaas, has agreed to provide us with reserve engineering services. Mr. R. Ravnaas is a petroleum engineer with over 34 years of reservoir and operations experience. Mr. R. Ravnaas and certain engineers and geoscience professionals under his supervision worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our mineral and royalty interests. Mr. R. Ravnaas met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Operating and development costs are not realized to our interest but are used to calculate the economic limit life of the wells. These costs are estimated and checked by our independent reserve engineers.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2023, 2022 and 2021 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas, and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. All proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

Summary of Estimated Proved Reserves

Estimates of reserves as of December 31, 2023, 2022 and 2021 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2023, 2022 and 2021, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $78.22, $93.67 and $66.56 per Bbl for oil and $2.64, $6.36 and $3.60 per MMBtu for natural gas at December 31, 2023, 2022 and 2021, respectively. The price per Bbl for NGLs was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The following table presents our estimated proved developed oil and natural gas reserves:

	December 31,
	2023	2022	2021
Estimated proved developed reserves:
Oil (MBbls)	19,800	12,355	12,511
Natural gas (MMcf)	204,542	160,298	157,764
Natural gas liquids (MBbls)	11,519	7,388	6,669
Total (MBoe)(6:1) (1)	65,409	46,459	45,474
(1)	Estimated proved developed reserves are presented on an oil-equivalent basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the twelve-month average prices for the years ended December 31, 2023, 2022 and 2021 was used, the conversion factor would be approximately 29.66 Mcf per Bbl of oil, 14.7 Mcf per Bbl of oil and 18.5 Mcf per Bbl of oil, respectively.

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

Additional information regarding our estimated proved reserves can be found in the reserve report as of December 31, 2023, which is included as an exhibit to this Annual Report.

Oil, Natural Gas and NGL Production and Pricing

Production and Price History

The following table sets forth information regarding our production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Production Data:
Oil and condensate (Bbls)	2,392,622	1,425,842	1,343,771
Natural gas (Mcf)	23,384,021	20,310,991	19,085,400
Natural gas liquids (Bbls)	1,082,663	746,865	714,494
Total (Boe)(6:1) (1)	7,372,622	5,557,872	5,239,165
Average daily production (Boe/d)(6:1)	20,265	15,025	14,354
Average Realized Prices:
Oil and condensate (per Bbl)	$76.55	$91.74	$64.86
Natural gas (per Mcf)	$2.55	$6.04	$3.51
Natural gas liquids (per Bbl)	$23.01	$38.19	$29.33
Average Unit Cost per Boe (6:1)
Production and ad valorem taxes	$2.76	$2.92	$2.00
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas.

Productive Wells

Productive wells consist of producing wells, wells capable of production, and exploratory, development or extension wells that are not dry wells. As of December 31, 2023, we owned mineral or royalty interests in over 129,000 gross productive wells, which consisted of over 94,000 oil wells and over 34,000 natural gas wells.

Acreage

Mineral and Royalty Interests

The following table sets forth information relating to the acreage underlying our mineral and nonparticipating royalty interests at December 31, 2023:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	5,235,677		61,790		5,297,467
Oklahoma	2,464,825		34,131		2,498,956
North Dakota	1,097,983		1,000		1,098,983
Wyoming	301,330		771		302,101
Kansas	608,320		2,001		610,321
Louisiana	618,711		1,045		619,756
Arkansas	407,848		1,218		409,066
Montana	165,955		5,059		171,014
New Mexico	211,391		3,146		214,537
Utah	144,053		—		144,053
Other	836,591		17,671		854,262
Total	12,092,684	(1)	127,832	(2)	12,220,516
(1)	Reflects mineral interests in approximately 12,092,684 total gross (91,580 net) developed acres.
(2)	Reflects mineral interests in approximately 127,832 total gross (9,760 net) undeveloped acres.

ORRIs

The following table sets forth information relating to our acreage for our ORRIs at December 31, 2023:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	1,415,796		680		1,416,476
Oklahoma	1,346,250		19,000		1,365,250
North Dakota	419,177		—		419,177
Wyoming	350,846		—		350,846
Utah	235,432		—		235,432
Colorado	192,402		—		192,402
Pennsylvania	124,298		—		124,298
West Virginia	116,938		—		116,938
Louisiana	119,062		450		119,512
New Mexico	113,946		960		114,906
Other	271,075		25		271,100
Total	4,705,222	(1)	21,115	(2)	4,726,337
(1)	Reflects ORRIs in approximately 4,705,222 total gross (56,028 net) developed acres.
(2)	Reflects ORRIs in approximately 21,115 total gross (111 net) undeveloped acres.

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

Environmental Matters

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. These laws and regulations have the potential to impact production on our properties, which could materially adversely affect our business and our prospects. Numerous federal, state and local governmental agencies, such as the Environmental Protection Agency (“EPA”) and Department of the Interior (“DOI”), issue regulations that often require specific and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing earthen pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from operations. The strict, joint and several liability nature of certain environmental laws and regulations could impose liability upon the operators of our properties regardless of fault. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our business and prospects.

Non-Hazardous and Hazardous Waste

The federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Although most wastes associated with the exploration, development and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute nonhazardous solid wastes that are subject to less stringent requirements under RCRA or related waste regulations. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including wastes generated during the exploration and production of crude oil and natural gas. Moreover, it is possible that some wastes generated in connection with exploration and production of oil and gas that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Any changes in the laws and regulations in the future could have a material adverse effect on the operators of our properties’ capital expenditures and operating expenses, which in turn could affect production from the acreage underlying our mineral and royalty interests and materially adversely affect our business and prospects.

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

In October 2019, the EPA and the United States Army Corps of Engineers issued a final rule that repealed the 2015 regulations and reinstated the agencies’ narrower pre-2015 scope of federal Clean Water Act jurisdiction. In April 2020, the EPA and the United States Army Corps of Engineers issued a new final waters of the United States (“WOTUS”) definition that continues to provide a narrower scope of federal Clean Water Act jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal Clean Water Act jurisdiction. On August 30, 2021, the U.S. District Court for the District of Arizona vacated and remanded the 2020 Rule, and in June 2021, the EPA and the Army Corp of Engineers announced their intention to initiate a new rulemaking process to restore the pre-2015 definition of “waters of the United States.” The proposed rule was published on December 7, 2021. Following a standard comment period, the EPA and Army Corp of Engineers announced a final rule establishing a revised and “durable” WOTUS definition on December 30, 2022, which restored many of the elements of the 2015 rule. Multiple legal challenges to the 2022 final rule followed. Additionally, in May 2023, the Supreme Court of the United States issued its decision in a case, Sackett v. EPA, that clarified and narrowed the reach of federal jurisdiction under the Clean Water Act. Then in August 2023, the EPA and Army Corps of Engineers released the text of a rule further revising the WOTUS definition to incorporate certain limitations on jurisdictional reach explained in the Supreme Court’s May 2023 decision in Sackett v. EPA. Additional legal challenges to the August 2023 regulation are proceeding in federal courts. If the final rule announced in December 2022 or the new regulation from August 2023 is ultimately implemented, the expansion of Clean Water Act jurisdiction will result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.

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

Air Emissions

The federal Clean Air Act, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, most recently in May 2016, the EPA finalized additional regulations under the federal Clean Air Act that established new emission control requirements for oil and natural gas production and processing operations. In August 2020, the EPA issued two final rules that rescinded the methane-specific requirements of the regulations applicable to sources in the production and processing segments and removed the transmission and storage segments from the source category, which removes them from the scope of the regulations. However, these 2020 rules are being challenged in the U.S. Circuit Court for the D.C. Circuit. In addition, on January 20, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing the EPA to consider publishing a proposed rule suspending, revising or rescinding the 2020 rules. In January 2024, the EPA published a proposed rule to assess methane “waste emissions charges” from the oil and gas sector. The public comment period for the proposed rule is expected to close in March 2024. More stringent laws and regulations, including finalizing of the draft rule announced in January 2024, may increase the costs of compliance for oil and natural gas producers and impact production of the acreage underlying our mineral and royalty interests, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

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

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and natural gas regulatory programs. From time to time, legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process. If enacted, these or similar bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. In March 2015, the Bureau of Land Management (“BLM”) adopted a rule requiring, among other things, public disclosure to the BLM of chemicals used in hydraulic fracturing operations after fracturing operations have been completed and would strengthen standards for wellbore integrity and management of fluids that return to the surface during and after fracturing operations on federal and Indian lands. That rule was rescinded in December 2017. This rescission was upheld in March 2020 by the United States District Court for the Northern District of California, but the decision has been appealed. If these requirements went into effect, they could result in delays in operations at well sites and increased costs to make wells productive.

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

Human Capital Resources

The officers of our General Partner manage our operations and activities. However, neither we, our General Partner nor our subsidiaries have employees. We have entered into a management services agreement with Kimbell Operating, which in turn has entered into separate services agreements with entities controlled by affiliates of certain of our Sponsors and certain Contributing Parties, pursuant to which they and Kimbell Operating provide management, administrative and operational services for us, including the operation of our properties, and we may refer to individuals providing these services as our employees for ease of reference. The compensation for all of our employees is indirectly paid by us pursuant to the management services agreement with Kimbell Operating. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements” for more information regarding such management services agreements.

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

As of December 31, 2023, Kimbell Operating had approximately 29 employees performing services for our operations and activities. Women represent approximately 36% of our workforce, and men represent approximately 64%. We believe that our employees are one of our greatest assets and that we are made up of talented and dedicated employees working together to achieve common and rewarding goals. We value integrity, hard work, dedication and teamwork. Our goal is to promote an environment where employees are encouraged to do their best work with high professional standards.

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

Item 1A. Risk Factors

There are many factors that could have a material adverse effect on our operating results, financial condition and cash flows. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our common units.

Risks Related to Our Organization and Structure

We may not have sufficient available cash to pay any quarterly distribution on our common units.

We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders. The holders of our Series A preferred units (to the extent of a distribution equal to 6.0% per annum plus accrued and unpaid distributions) and Class B units (to the extent of a distribution equal to 2.0% per quarter on such holder’s Class B Contribution (as defined below)) are entitled to receive quarterly cash distributions prior to distributions to holders of our common units. Substantially all of the cash we have to distribute each quarter depends upon the amount of oil, natural gas and NGL revenues we generate, which is dependent upon the prices that the operators of our properties realize from the sale of oil and natural gas production. In addition, the actual amount of our available cash we will have to distribute each quarter will be reduced by replacement capital expenditures we make, payments in respect of our debt instruments and other contractual obligations, tax obligations, general and administrative expenses and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine are appropriate.

The holders of our Series A preferred units are entitled to receive cumulative quarterly distributions equal to 6.0% per annum plus accrued and unpaid distributions. In addition, each holder of Class B units has paid five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution”) in exchange for Class B units. Each holder of Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution. Holders of our Series A preferred units and Class B units are entitled to receive quarterly cash distributions prior to distributions on our common units.

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

As of February 16, 2024, the owners of our Sponsors own or control up to an aggregate of approximately 8.4% of our outstanding common units and Class B units (or approximately 6.8% of our units, including our Series A preferred units on an as-converted basis), and our Sponsors indirectly own and control our General Partner. Our General Partner has sole responsibility for conducting our business and managing our operations. Although our General Partner has a duty to manage us in a manner that is in, or not adverse to, the best interests of us and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is beneficial to Kimbell Holdings and its parents, our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including our Sponsors and their respective affiliates, over the interests of our unitholders. These conflicts include, among others, the following situations:

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. Our General Partner may not be removed unless such removal is both (i) for cause and

(ii) approved by the vote of the holders of not less than 66 2/3% of all outstanding units (including common units and Class B units held by the General Partner and its affiliates). As of February 16, 2024, the owners of our Sponsors own or control an aggregate of approximately 8.4% of our outstanding common units and Class B units (or approximately 6.8% of our units, including our Series A preferred units on an as-converted basis), and our Sponsors indirectly own and control our General Partner.

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

If at any time our General Partner and its affiliates (including our Sponsors and their respective affiliates) own more than 80% of the sum of the number of our common units then outstanding and the number of Class B units then outstanding, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units and Class B units (being treated as a single class of units) held by unaffiliated persons at a price not less than the then-current market price of the common units, as calculated in accordance with our partnership agreement. As a result, unitholders may be required to sell their common units or Class B units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units or Class B units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from causing us to issue additional common units or Class B units and then exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of February 16, 2024, the owners of our Sponsors own or control up to an aggregate of approximately 8.4% of our outstanding common units and Class B units (or approximately 6.8% of our units, including our Series A preferred units on an as-converted basis), and our Sponsors indirectly own and control our General Partner.

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

As of December 31, 2023, we had 73,851,458 common units outstanding and 20,847,295 Class B units outstanding. Our Class B units are exchangeable on a one-for-one basis, together with an equal number of OpCo common units, for common units. In addition, our Series A preferred units may be converted into common units at the then-applicable conversion rate.

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

The New York Stock Exchange (the “NYSE”) does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

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

Our revenues, operating results, cash available for distribution on common units and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil, natural gas and NGLs. Historically, oil, natural gas and NGL prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

●	the domestic and foreign supply of and demand for oil, natural gas and NGLs;
●	the level of prices and expectations about future prices of oil, natural gas and NGLs;
●	the level of global oil and natural gas exploration and production;
●	the cost of exploring for, developing, producing and delivering oil and natural gas;
●	the price and quantity of foreign imports;
●	the level of United States domestic production;
●	political and economic conditions in oil producing regions, including the Middle East, Africa, South America and Russia;
●	the ability of members of the OPEC to agree to and maintain oil price and production controls;
●	the ability of Iran to increase the export of oil and natural gas upon the relaxation of international sanctions;
●	speculative trading in crude oil, natural gas and NGL derivative contracts;
●	the level of consumer product demand;
●	weather conditions and other natural disasters, the frequency and impact of which could be increased by the effects of climate change;
●	risks associated with operating drilling rigs;
●	technological advances affecting energy consumption;
●	domestic and foreign governmental regulations and taxes;
●	the continued threat of terrorism and the impact of military and other action, including military actions involving Russia and Ukraine and the conflict in the Middle East;
●	the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities;
●	the price and availability of alternative fuels; and
●	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the posted price for WTI, has ranged from a low of $(36.98) per Bbl in April 2020 to a high of $123.64 per Bbl in March 2022, and the Henry Hub spot market price of natural gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. On December 29, 2023, the WTI posted price for crude oil was $71.89 per Bbl and the Henry Hub spot market price of natural gas was $2.58 per MMBtu. On February 5, 2024, the WTI posted price for crude oil was $73.21 per Bbl and the Henry Hub spot market price of natural gas was $2.12 per MMBtu. Reductions in prices can be caused by many factors, including increases in oil and natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand, as well as actions by the OPEC to maintain or raise production levels. This environment could cause prices to remain at current levels or to fall to lower levels.

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

Concerns over global economic conditions, higher interest rates, supply chain constraints, energy costs, geopolitical issues, inflation, the availability and cost of credit, and slow economic growth in the United States can contribute to economic uncertainty and diminish expectations for the global economy. In addition, consequences associated with the ongoing invasion of Ukraine by Russia, the conflict in the Middle East, and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. With current global economic growth slowing, demand for oil, natural gas and NGL production has, in turn, softened. An oversupply of crude oil in 2015 led to a severe decline in worldwide oil prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which oil, natural gas and NGLs from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately materially adversely impact our results of operations, financial condition and cash available for distribution on common units.

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

Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our operators’ drilling results are weaker than anticipated or they are unable to execute their drilling program on our properties because of capital constraints, lease expirations, access to gathering systems or declines in oil and natural gas prices, our operating and financial results in these areas may be lower than we anticipate. Further, as a result of any of these developments we could incur material write-downs of our oil and natural gas properties and the value of our undeveloped acreage could decline, and our results of operations and cash available for distribution on common units could be materially adversely affected.

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

Our secured revolving credit facility has commitments up to $550.0 million. On December 8, 2023, we amended our secured revolving credit facility to, among other things, increase each of the borrowing base and aggregate elected commitments from $400.0 million to $550.0 million. Our secured revolving credit facility is secured by substantially all of our assets. Our secured revolving credit facility contains various covenants and restrictive provisions that limit our ability to, among other things:

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

As of December 31, 2023, we had approximately $294.2 million in borrowings outstanding under our senior secured credit facility. Our existing and any future indebtedness could have important consequences to us, including:

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

Because we depend on our third party operators for all of the exploration, development and production on our properties, we have no control over the operations related to our properties. As of December 31, 2023, we received revenue from approximately 1,100 operators and we received approximately 38.0% of revenues from the top ten purchasers of our properties. During the year ended December 31, 2023, payments we received from our top purchaser accounted for approximately 6.7% of our revenues. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The operators of our properties could determine to drill and complete fewer wells on our acreage than we currently expect. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

The accuracy of these assessments is inherently uncertain, and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices, given the nature of our interests. Our review will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are often not performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. Unless our operators further develop our existing properties, we will depend on acquisitions to grow our reserves, production and cash flow.

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

In addition, we entered into a transition services agreement in connection with the LongPoint Acquisition, and we may enter into transition services agreements with future sellers (or their affiliates) of any mineral and royalty interests that we may acquire. The services to be provided under such transition services agreements may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations.

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

Our historical estimates of proved reserves and related valuations as of December 31, 2023, 2022 and 2021 were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. In estimating our reserves, we and our reserve engineers make certain assumptions that may prove to be incorrect, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

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

Producing oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our oil and natural gas reserves and the operators’ production thereof and our cash generated from operations and ability to pay distributions are highly dependent on the successful development and exploitation of our current reserves. As of December 31, 2023, the average estimated yearly five-year decline rate for our existing proved developed producing reserves is 14.1%. However, the production decline rates of our properties may be significantly higher than currently estimated if the wells on our properties do not produce as expected. We may also not be able to acquire additional reserves to replace the current and future production of our properties at economically acceptable terms, which could materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units.

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

We will be required to take write-downs of the carrying values of our proved properties if commodity prices decrease to a level such that the future cash flows discounted at 10% from our proved properties are less than their carrying value.

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

We recorded an impairment on our oil and natural gas properties of $18.2 million for the year ended December 31, 2023 as a result of the decline in oil and natural gas prices. The Partnership did not record an impairment on its oil and natural gas properties for the years ended December 31, 2022 and 2021.

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

We expect to generate depletion deductions that we can use to offset our taxable income; however, there is no guarantee that we will not have any taxable income as a result of our equity interests in the Operating Company. Because an entity-level tax is imposed on us due to our status as a corporation for U.S. federal income tax purposes, our distributable cash flow may be substantially reduced by our tax liabilities.

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

Distributions we pay with respect to our units constitute “dividends” for United States federal income tax purposes to the extent of our current and accumulated earnings and profits. Distributions we pay in excess of our earnings and profits are not to be treated as “dividends” for United States federal income tax purposes; instead, they are treated first as a tax-free return of capital to the extent of your tax basis in your units and then as capital gain realized on the sale or exchange of such units.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. For example, the oil and natural gas industry depends on digital technology to estimate quantities of oil, natural gas and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with customers, employees and third party partners. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The United States government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. We are dependent on our and our operators’ information systems and computer-based programs. If any of such programs or systems were to fail for any reason, including as a result of a cyber-attack, or create erroneous information in our or our operators’ hardware or software network infrastructure, possible consequences include loss of communication links and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. In addition to the service providers who provide substantial services to us under our services agreement with Kimbell Operating, we rely on third party service providers to perform some of our data entry, investor relations and other functions. If the programs or systems used by our third party service providers are not adequately functioning, we could experience loss of important data.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes.

Our privacy and cybersecurity policies encompass incident response procedures, information security and operator management. In order to help develop these policies and procedures, we monitor the privacy and cybersecurity laws, regulations and guidance applicable to us, as well as proposed privacy and cybersecurity laws, regulations, guidance and emerging risks.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, software which helps identify potential weaknesses in our systems, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

We continually monitor our network and firewall for security weaknesses using third party applications and we perform external penetration testing which is performed by a third party consultant on an annual basis.  In total, we engage third parties in connection with our risk assessment processes. These service providers work closely with our team and our managed service providers to assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

As described in Item 1A “Risk Factors,” our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, or employee misconduct and other external hazards could expose our information systems to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business. If any of such programs or systems were to fail as a result of a cyber-attack, or create erroneous information in our or our operators’ hardware or software network infrastructure, possible consequences include loss of communication links and inability to automatically process commercial transactions or engage in similar automated or computerized business activities.

While we have experienced cybersecurity incidents, to date, we are not aware that we have experienced a material cybersecurity incident during the 2023 fiscal year.

The sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cybersecurity incidents.

Governance

As part of our overall risk management approach, we prioritize the identification and management of cybersecurity risk at several levels, including oversight from our Board of Directors, executive commitment and employee training. Our Audit Committee, comprised of independent directors from our Board of Directors, oversees the Board’s responsibilities relating to the operational (including information technology (IT) risks, business continuity and data security) risk affairs of the Partnership.

Our Chief Operating Officer and Security Officer/Director of IT  are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Operating Officer and Security Officer/Director of IT oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Security Officer/Director of IT provide periodic briefings to the audit committee regarding the Partnership’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

At the employee level, we maintain an experienced information technology team who are tasked with implementing our privacy and cybersecurity program and support the Chief Operating Officer and Security Officer/Director of IT in carrying out reporting, security and mitigation functions. We also hold employee trainings on privacy and cybersecurity, records and information management, conduct phishing tests and generally seek to promote awareness of cybersecurity risk through communication and education of our employee population.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “KRP.” As of February 16, 2024, there were 73,851,458 common units outstanding held by 146 holders of record and 20,847,295 Class B units outstanding held by 21 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record.

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

The Board of Directors approved the allocation of approximately 25% of our cash available for distribution on common units for the fourth quarter of 2023 for the repayment of $13.8 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2023. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future. Any such allocation, whether for debt repayment or another purpose, would have the effect of reducing the amount of cash distribution to our common unitholders.

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

Method of Distributions

Subject to the distribution preferences of the Series A preferred units and the Class B units, we intend to distribute available cash to our common unitholders pro rata. Our partnership agreement permits, but does not require, us to borrow to pay distributions. Accordingly, there is no guarantee that we will pay any distribution on the units in any quarter. The Series A preferred units and Class B units will receive the distribution preference described below.

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

Class B units

As of February 16, 2024, we had 20,847,295 Class B units outstanding. Each holder of Class B units pays five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution” and such per unit amount, the “Class B Capital Contribution Per Unit Amount”) in exchange for Class B units. Each holder of Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective

Class B Contribution subsequent to distributions on the Series A preferred units but prior to distributions on our common units.

Common Units

As of February 16, 2024, we had 75,851,458 common units outstanding. Subject to the distribution preferences of the Series A preferred units and Class B units, each common unit is entitled to receive cash distributions to the extent we distribute available cash. Common units do not accrue arrearages. Subject to the voting rights of the Series A preferred units, our partnership agreement allows us to issue an unlimited number of additional equity interests of equal or senior rank.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2023.

Unregistered Sales of Equity Securities

On May 17, 2023, in connection with the closing of the MB Minerals Acquisition, we and the Operating Company issued (a) 5,369,218 Opco common units and an equal number of Class B units and (b) 557,302 common units, to MB Minerals, L.P., a Delaware limited partnership, Barry K. Clark, Michael F. Dignam Jr., Thomas A. Medary, Wayne A. Psencik in a private placement.

On September 13, 2023, in connection with the closing of the LongPoint Acquisition, we completed the private placement of 325,000 Series A preferred units to certain funds managed by affiliates of Apollo (NYSE: APO) (collectively, the “Series A Purchasers”) for $1,000 per Series A preferred unit, resulting in gross proceeds to us of $325.0 million (the “Preferred Unit Transaction”). We used the net proceeds from the Preferred Unit Transaction to purchase 325,000 preferred units of the Operating Company (“OpCo preferred units”). The Operating Company in turn used the net proceeds to fund a portion of the LongPoint Acquisition.

On September 28, 2023, we issued 6,323 common units to Ranch Road Holdings, LLC in exchange for 6,323 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018 (the “Exchange Agreement”), by and among us, the General Partner, the Operating Company and the other holders of OpCo Common Units and Class B units from time to time party thereto.

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

As of December 31, 2023, we owned mineral and royalty interests in approximately 12.2 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent. As of December 31, 2023, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including approximately 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 129,000 gross wells, including over 50,000 wells in the Permian Basin.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of December 31, 2023:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	495	396	2.55	2.22
Mid‑Continent	139	68	0.96	0.52
Terryville/Cotton Valley/Haynesville	66	30	0.51	0.37
Appalachian Basin	3	9	0.01	0.02
Bakken/Williston Basin	55	148	0.13	0.11
Eagle Ford	45	61	0.33	0.47
DJ Basin/Rockies/Niobrara	4	15	0.06	0.12
Total	807	727	4.55	3.83
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

The following table summarizes estimates of our remaining horizontal drilling inventory by basin as of December 31, 2023:

Basin or Producing Region	Gross Locations(1)	Net Locations(1)	Average Gross Horizontal Wells/DSU(2)
Permian Basin	5,216	32.14	12.0
Mid‑Continent	2,440	12.64	6.8
Haynesville	1,022	12.90	5.9
Appalachia	257	2.13	7.6
Bakken	1,708	3.59	8.5
Eagle Ford	1,577	14.42	6.9
Rockies	197	1.27	10.5
Total	12,417	79.09	8.3
(1)	These locations only include our major properties and do not include locations from our minor properties, which generally include properties with less than a 0.1% net revenue interest and are time consuming to quantify, but in the estimation of our management, could add up to an additional 15% to our net inventory in the aggregate.
(2)	Gross horizontal wells per drilling spacing unit (“DSU”) from our internal reserves database as of December 31, 2023. DSUs vary in size.

Recent Developments

Acquisitions

On May 17, 2023, we completed the MB Minerals Acquisition. The aggregate consideration for the MB Minerals Acquisition consisted of (i) approximately $48.8 million in cash and (ii) the issuance of (a) 5,369,218 OpCo common units and an equal number of Class B Units and (b) 557,302 common units. We funded the cash payment of the purchase price with borrowings under our secured revolving credit facility. The assets acquired in the MB Minerals Acquisition are located in Howard and Borden Counties, Texas.

On September 13, 2023, we completed the LongPoint Acquisition in a cash transaction valued at approximately $455.0 million. We funded the cash transaction with borrowings under our secured revolving credit facility and net proceeds from the Preferred Unit Transaction.

Series A Preferred Units

On August 2, 2023, we entered into a Series A preferred unit purchase agreement with the Series A Purchasers to issue and sell up to 400,000 Series A preferred units. On September 13, 2023, in connection with the closing of the LongPoint Acquisition, we completed the Preferred Unit Transaction. We used the net proceeds from the Preferred Unit Transaction to purchase 325,000 OpCo preferred units. The Operating Company in turn used the net proceeds to fund a portion of the LongPoint Acquisition. The Series A preferred units rank senior to our common units with respect to distribution rights and rights upon liquidation.

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

Quarterly Distributions

On February 21, 2024, the Board of Directors declared a quarterly cash distribution of $0.43 per common unit and $0.453897 per OpCo common units for the quarter ended December 31, 2023. We intend to pay the distributions on March 20, 2024 to common unitholders and OpCo common unitholders of record as of the close of business on March 13, 2024.

As to us, $0.023897 of the OpCo common unit distribution corresponds to a tax payment made by us in the fourth quarter of 2023. Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by us.

We will pay a quarterly cash distribution on the Series A preferred units of approximately $4.9 million for the quarter ended December 31, 2023. We intend to pay the distribution subsequent to March 13, 2024 and prior to the distribution on the common units and OpCo common units.

Business Environment

Global Conflicts

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas and is still active. These conflicts and the applicable sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, we have not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, we will continue to monitor for events that could materially impact us.

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. As noted above, the supply and demand imbalance resulting from various OPEC announcements, the winter storms experienced in parts of the United States in February 2021 and the current conflict between Russia and Ukraine and in the Middle East, have created increased volatility in oil and natural gas prices. The table below demonstrates such volatility for the periods presented as reported the United States Energy Information Administration (the “EIA”).

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	High	Low	High	Low	High	Low
Oil ($/Bbl)	$93.67	$66.61	$123.64	$71.05	$85.64	$47.47
Natural gas ($/MMBtu)	$3.78	$1.74	$9.85	$3.46	$23.86	$2.43

On February 5, 2024, the WTI posted price for crude oil was $73.21 per Bbl and the Henry Hub spot market price of natural gas was $2.12 per MMBtu.

The following table, as reported by the EIA, sets forth the average prices for oil and natural gas.

	Year Ended December 31,
	2023	2022	2021
Oil ($/Bbl)	$77.58	$94.90	$68.14
Natural gas ($/MMBtu)	$2.53	$6.45	$3.89

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased 21% to 602 active land rigs at December 31, 2023 compared to 762 active land rigs at December 31, 2022. The overall decrease in rig count December 31, 2023 compared December 31, 2022 is primarily attributable to the volatility and decrease in the average daily prices for oil and natural gas.

The 762 active rig count at December 31, 2022 increased significantly compared to 570 active land rigs at December 31, 2021. The increase in rig count for the 2022 period was primarily attributable to an uptake in the oil and natural gas market as a result of improved oil and natural gas prices and overall supply shortages.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated.

	December 31,
Basin or Producing Region	2023	2022	2021
Permian Basin	50	47	25
Mid‑Continent	17	12	8
Terryville/Cotton Valley/Haynesville	13	15	12
Appalachian Basin	3	1	1
Bakken/Williston Basin	6	6	6
Eagle Ford	8	7	6
DJ Basin/Rockies/Niobrara	1	—	1
Other	—	4	2
Total	98	92	61

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices received.

The following table presents the breakdown of our oil, natural gas, and NGL revenues for the following periods:

	Year Ended December 31,
	2023	2022	2021
Revenue
Oil revenue	69%	46%	50%
Natural gas revenue	22%	44%	38%
NGL revenue	9%	10%	12%
	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through December 2025, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see “Note 4—Derivatives.”

Reserves and Pricing

The tables below identify our proved reserves at December 31, 2023, 2022 and 2021, in each case based on the reserve report prepared by Ryder Scott. The prices used to estimate proved reserves for the respective periods were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	December 31,
Estimated Net Proved Reserves	2023	2022	2021
Oil (MBbls)	19,800	12,355	12,511
Natural gas (MMcf)	204,542	160,298	157,764
Natural gas liquids (MBbls)	11,519	7,388	6,669
Total (MBoe)(6:1)	65,409	46,459	45,474

	December 31,
Unweighted Arithmetic Average First‑Day‑of‑the‑Month Prices	2023	2022	2021
Oil (Bbls)	$78.22	$93.67	$66.56
Natural gas (Mcf)	$2.64	$6.36	$3.60

Factors Affecting the Comparability of Our Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Opportunities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the years ended December 31, 2023, 2022 and 2021 include the MB Minerals Acquisition, the Longpoint Acquisition, the acquisition of certain mineral and royalty assets held by Hatch Royalty LLC (the “Hatch Acquisition”) and the acquisition of all of the equity interests in certain subsidiaries owned by Caritas Royalty Fund LLC and certain of its affiliates (the “Cornerstone Acquisition”).

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

We recorded an impairment on our oil and natural gas properties of $18.2 million during the year ended December 31, 2023. The impairment is primarily attributed to the decline in the 12-month average price of oil and natural. As of December 31, 2023, the 12-month average prices of oil and natural gas were $78.22 per Bbl of oil and $2.64 per Mcf of natural gas. These prices represent a 16.5% and 58.5% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2022, which were $93.67 per Bbl of oil and $6.36 per Mcf of natural gas. We did not record an impairment on our oil and natural gas properties for the years ended December 31, 2022 and 2021.

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

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated.

	Year Ended December 31,
	2023	2022	2021
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$267,584,785	$281,964,126	$175,088,021
Lease bonus and other income	5,594,855	3,073,609	3,319,104
Gain (loss) on commodity derivative instruments, net	20,888,972	(36,978,550)	(42,791,909)
Total revenues	294,068,612	248,059,185	135,615,216
Costs and expenses
Production and ad valorem taxes	20,326,477	16,238,814	10,480,481
Depreciation and depletion expense	96,477,003	50,086,414	36,797,881
Impairment of oil and natural gas properties	18,220,173	—	—
Marketing and other deductions	12,564,619	13,383,074	12,048,643
General and administrative expense	35,677,851	29,128,659	26,977,519
Consolidated variable interest entities related:
General and administrative expense	927,699	2,304,445	—
Total costs and expenses	184,193,822	111,141,406	86,304,524
Operating income	109,874,790	136,917,779	49,310,692
Other income (expense)
Equity income in affiliate	—	2,668,844	1,119,819
Interest expense	(25,950,600)	(13,818,310)	(9,182,103)
Loss on extinguishment of debt	(480,244)	—
Other (expense) income	(180,765)	4,043,530	1,263,566
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	3,508,691	3,721,145	—
Net income before income taxes	86,771,872	133,532,988	42,511,974
Income tax expense	3,766,302	2,738,702	74,100
Net income	83,005,570	130,794,286	42,437,874
Distribution and accretion on Series A preferred units	(6,310,215)	—	(11,249,969)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(16,464,890)	(18,822,552)	(8,496,104)
Distribution on Class B units	(88,786)	(42,243)	(76,780)
Net income attributable to common units of Kimbell Royalty Partners, LP	$60,141,679	$111,929,491	$22,615,021
Production Data:
Oil (Bbls)	2,392,622	1,425,842	1,343,771
Natural gas (Mcf)	23,384,021	20,310,991	19,085,400
Natural gas liquids (Bbls)	1,082,663	746,865	714,494
Combined volumes (Boe) (6:1)	7,372,622	5,557,872	5,239,165

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022 and the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Oil, Natural Gas and NGL Revenues

For the year ended December 31, 2023, our oil, natural gas and NGL revenues were $267.6 million, a decrease of $14.4 million from $282.0 million for the year ended December 31, 2022. The decrease in oil, natural gas and NGL revenues was primarily related to the decrease in the average prices we received for oil, natural gas and NGL production, partially offset by an increase in production volumes for the year ended December 31, 2023 as discussed below.

Our revenues for the year ended December 31, 2022 increased by $106.9 million, from $175.1 million for the year ended December 31, 2021. The significant increase in oil, natural gas and NGL revenues was primarily related to the increase in the average prices we received for oil, natural gas and NGL production, and to a lesser extent, an increase in production volumes for the year ended December 31, 2022 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 7,372,622 Boe or 20,265 Boe/d, for the year ended December 31, 2023, an increase of 1,814,750 Boe or 5,240 Boe/d, from 5,557,872 Boe or 15,025 Boe/d, for the year ended December 31, 2022. The increase in production for the year ended December 31, 2023 was primarily attributable to production associated with the Hatch Acquisition, which included a full year of production for the year ended December 31, 2023, compared to approximately three months of production for the year ended December 31, 2022, the MB Minerals Acquisition, and to a lesser extent, production associated with the LongPoint Acquisition.

Our production volumes for the year ended December 31, 2022 increased by 318,707 Boe or 671  Boe/d, from 5,239,165 Boe or 14,354 Boe/d, for the year ended December 31, 2021. The increase in production for the year ended December 31, 2022 was primarily attributable to production associated with the Cornerstone Acquisition, which included a full year of production for the year ended December 31, 2022, compared to approximately three months of production for the year ended December 31, 2021, and to a lesser extent, production associated with the Hatch Acquisition.

Our operators received an average of $76.55 per Bbl of oil, $2.55 per Mcf of natural gas and $23.01 per Bbl of NGL for the volumes sold during the year ended December 31, 2023 and $91.74 per Bbl of oil, $6.04 per Mcf of natural gas and $38.19  per Bbl of NGL for the volumes sold during the year ended December 31, 2022. The year ended December 31, 2023 decreased 16.6% or $15.19 per Bbl of oil and 57.8% or $3.49 per Mcf of natural gas compared to the year ended December 31, 2022. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 18.3% or $17.32 per Bbl of oil and 60.8% or $3.92 per Mcf of natural gas for the comparable periods.

Average prices received by our operators during the year ended December 31, 2022 increased 41.4% or $26.88 per Bbl of oil and 72.1% or $2.53 per Mcf of natural gas compared to the year ended December 31, 2021, which our operators received an average of $64.86 per Bbl of oil, $3.51 per Mcf of natural gas and $29.33 per Bbl of NGL. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 39.3% or $26.76 per Bbl of oil and 65.8% or $2.56 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

For the year ended December 31, 2023 lease bonus and other income was $5.6 million, an increase of $2.5 million compared to $3.1 million for the year ended December 31, 2022. The increase in lease bonus and other income is primarily related to legal settlements received during the year ended December 31, 2023.

Our lease bonus and other income remained relatively flat at $3.3 million for the year ended December 31, 2021, compared to December 31, 2022.

Gain (Loss) on Commodity Derivative Instruments

Gain on commodity derivative instruments for the year ended December 31, 2023 included $26.4 million of mark-to-market gains and $5.5 million of losses on the settlement of commodity derivative instruments compared to $16.0 million of mark-to-market gains and $53.0 million of losses on the settlement of commodity derivative instruments for the year ended December 31, 2022. We recorded a mark-to-market gain for the year ended December 31, 2023 as a result of the maturity of derivative contracts with lower strike pricing. This gain was partially offset by the realized losses on the settlement of commodity derivative instruments. We recorded a mark-to-market gain for the year ended December 31, 2022 as a result of the maturity of derivative contracts with lower strike pricing. This gain was offset by the losses on the settlement of commodity derivative instruments.

Loss on commodity derivative instruments for the year ended December 31, 2021 included $22.1 million of mark-to-market losses and $20.7 million of losses on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the year ended December 31, 2023 were $20.3 million, an increase of $4.1 million from $16.2 million for the year ended December 31, 2022. The increase in production and ad valorem taxes was primarily attributable to the Hatch Acquisition and the MB Minerals Acquisition, and to a lesser extent, the LongPoint Acquisition. The increase was partially offset by the decrease in the average prices we received for oil, natural gas and NGL production.

For the year ended December 31, 2022, production and ad valorem taxes increased by $5.7 million from $10.5 million for the year ended December 31, 2021. The increase in production and ad valorem taxes was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2022, and to a lesser extent, production and ad valorem taxes associated with the Cornerstone Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the year ended December 31, 2023 was $96.5 million, an increase of $46.4 million from $50.1 million for the year ended December 31, 2022. The increase in depreciation and depletion expense was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

For the year ended December 31, 2022, depreciation and depletion expense increased by $13.3 million from $36.8 million for the year ended December 31, 2021. The increase in depreciation and depletion expense was due to the Cornerstone Acquisition and the Hatch Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a unit-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $13.03 for the year ended December 31, 2023, an increase of $4.19 per barrel from the $8.84 average depletion rate per barrel for the year ended December 31, 2022. The increase in the depletion rate was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

For the year ended December 31, 2022, our average depletion rate per barrel increased by $2.06 per barrel from the $6.78 average depletion rate per barrel for the year ended December 31, 2021. The increase in our average depletion rate per barrel was due to the Cornerstone Acquisition and the Hatch Acquisition, which collectively increased our net capitalized oil and natural gas properties.

Impairment of Oil and Natural Gas Properties

We recorded an impairment on our oil and natural gas properties of $18.2 million during the year ended December 31, 2023. The impairment is primarily attributed to the decline in the 12-month average price of oil and natural gas. As of December 31, 2023, the 12-month average prices of oil and natural gas were $78.22 per Bbl of oil and $2.64 per Mcf of natural gas. These prices represent a 16.5% and 58.5% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2022, which were $93.67 per Bbl of oil and $6.36 per Mcf of natural gas. We did not record an impairment on our oil and natural gas properties for the years ended December 31, 2022 and 2021.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the year ended December 31, 2023 were $12.6 million, a decrease of $0.8 million from $13.4 million for the year ended December 31, 2022. The decrease in marketing and other deductions was primarily related to the decrease in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2023, partially offset by marketing and other deductions associated with the Hatch Acquisition and the MB Minerals Acquisition, and to a lesser extent, the LongPoint Acquisition.

Marketing and other deductions for the year ended December 31, 2022 increased by $1.4 million from $12.0 million for the year ended December 31, 2021. The increase in marketing and other deductions was primarily attributable the increase in prices for oil, natural gas and NGL production.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2023 were $35.7 million, an increase of $6.6 million from $29.1 million for the year ended December 31, 2022. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was attributable to a $2.0 million increase in unit-based compensation expense, expenses related to a one-time cash bonus paid to employees and cash general and administrative expenses resulting from an increase in our costs associated with company growth.

General and administrative expenses for the year ended December 31, 2022 increased by $2.1 million from $27.0 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to legal and professional fees incurred related to the special meeting of unitholders of the Partnership in May 2022, at which our unitholders approved the adoption of our Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan and our Amended and Restated Agreement of Limited Partnership, and cash general and administrative expenses resulting from an increase in our costs associated with company growth.

Interest Expense

Interest expense for the year ended December 31, 2023 was $26.0 million as compared to interest expense of $13.8 million for the year ended December 31, 2022. The increase in interest expense was primarily due to an increase in the weighted average interest rate on our outstanding borrowings  from 5.28% at December 31, 2022 to 8.62% at December 31, 2023. Also contributing to the increase in interest expense was an increase in the overall long-term debt balance as a result of borrowings associated with the Hatch Acquisition, the MB Minerals Acquisition and the LongPoint Acquisition.

Interest expense for the year ended December 31, 2022 increased by $4.6 million compared to interest expense of $9.2 million for the year ended December 31, 2021. The increase in interest expense was primarily due to debt incurred in the latter part of 2021 to fund the redemption of the Series A preferred units and the Cornerstone Acquisition and additional debt incurred in 2022 to fund the purchase of private placement warrants concurrently with the TGR IPO and to fund the cash purchase price paid in the Hatch Acquisition. Also contributing to the increase in interest expense was an increase in the weighted average interest rate from 3.86% at December 31, 2021 to 5.28% at December 31, 2022.

Income Tax Expense

For the year ended December 31, 2023, we recognized an income tax expense of $3.8 million, resulting in an effective tax rate of 4.34%, compared to income tax expense of $2.7 million for the year ended December 31, 2022, resulting in an effective tax rate of 2.05%. We recognized an income tax expense of $0.1 million for the year ended December 31, 2021, resulting in an effective tax rate of 0.17%. The overall change in our effective tax rate for the year ended December 31, 2023 is primarily due estimated current federal and state income tax that cannot be sheltered by a net operating loss carryforward.

Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. As of December 31, 2023, 2022 and 2021, we recorded a full valuation allowance on our deferred tax assets. As a result, we did not recognize a benefit from our net operating losses for the respective periods. See Note 13—Income Taxes for further discussion.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings, and our primary uses of cash are distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. On June 13, 2023, we entered into the A&R Credit Agreement (as defined below). On July 24, 2023, we entered into the First Amendment (as defined below) to the A&R Credit Agreement that, among other things, (i) decrease the frequency of and increase the threshold for excess cash determinations from $30.0 million to $50.0 million, and (ii) permit us to issue certain preferred equity interests. On December 8, 2023, we entered into the Second Amendment (as defined below) to the A&R Credit Agreement that, among other things, increase each of the borrowing base and aggregate elected commitments from $400.0 million to $550.0 million. See “Indebtedness” below for further discussion of our secured revolving credit facility.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the fourth quarter of 2023 for the repayment of $13.8 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2023. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 5,369,218 OpCo common units and an equal number of Class B units and 557,302 common units as partial consideration in connection with the MB Minerals Acquisition and we completed the LongPoint Acquisition partially with net proceeds from the Preferred Unit Transaction. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Fourth Quarter Distributions” above for discussion of our fourth quarter 2023 distributions.

Cash Flows

The following table presents our cash flows for the periods indicated.

	Year Ended December 31,
	2023	2022	2021
Cash Flow Data:
Net cash provided by operating activities	$174,267,667	$166,636,493	$91,442,481
Net cash used in investing activities	(246,676,974)	(374,723,901)	(55,572,551)
Net cash provided by (used in) financing activities	78,375,409	226,061,562	(38,622,493)
Net increase (decrease) in cash and cash equivalents	$5,966,102	$17,974,154	$(2,752,563)

Operating Activities

Operating cash flow is impacted by many variables, the most significant of which are the changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs we receive from our operators on those volumes. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the year ended December 31, 2023 were $174.3 million, an increase of $7.7 million compared to $166.6 million for the year ended December 31, 2022.

Cash flows provided by operating activities for the year ended December 31, 2022 increased by $75.2 million compared to $91.4 million for the year ended December 31, 2021. The increase in cash flows provided by operating activities was primarily attributable to the increase in the average prices we received for oil, natural gas and NGL production for the year ended December 31, 2022.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2023 were $246.7 million compared to $374.7 million for the year ended December 31, 2022. For the year ended December 31, 2023, cash flows used in investing activities included $490.7 million used to fund costs associated with the MB Minerals Acquisition and the LongPoint Acquisition and $0.1 million used to fund the purchase of equipment, partially offset by $243.2 million of cash received from investment held in trust related to TGR and $0.9 million in cash received from the dissolution of TGR.

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

Cash flows used in investing activities for the year ended December 31, 2022 increased by $319.1 million compared to cash flows used in used in investing activities of $55.6 million for the year ended December 31, 2021. For the year ended December 31, 2021, we used approximately $54.6 million to fund the Cornerstone acquisition, we used $0.8 million primarily to fund the renovation of office space, $0.5 million primarily to fund the acquisition of assets from Nail Bay Royalties, LLC (“Nail Bay Royalties”) and Oil Nut Bay Royalties, LP, partially offset by a $0.5 million cash distribution received in connection with the Joint Venture during the period.

Financing Activities

Cash flows provided by financing activities were $78.4 million for the year ended December 31, 2023 compared to $226.1 million of cash flows provided by financing activities for the year ended December 31, 2022. Cash flows provided by financing activities for the year ended December 31, 2023 consists of $314.0 million in net proceeds from the issuance of Series A preferred units, $201.1 million of additional borrowings under our secured revolving credit facility, $110.7 million in proceeds from the 2023 Equity Offering, and $0.3 million in Class B contributions, partially offset by $243.2 million of distributions to common unitholders of TGR, $153.0 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $139.9 million used to repay borrowings under our secured revolving credit facility, $4.9 million of restricted units repurchased for tax withholding and a $6.7 million payment of loan origination costs.

Cash flows provided by financing activities for the year ended December 31, 2022 consists of $227.6 million in proceeds from the TGR IPO (these proceeds were held in trust for the benefit of public stockholders and not available to KRP), $199.2 million of additional borrowings under our secured revolving credit facility, $116.1 million in proceeds from the 2022 equity offering and $0.4 million in contributions from Class B unitholders, partially offset by $183.3 million used to repay borrowings under our secured revolving credit facility, $126.8 million of distributions paid to holders of common units, OpCo common units and Class B units, $3.3 million of restricted units repurchased for tax withholding, $2.7 million used to pay underwriting commissions related to the equity offering of TGR, $0.5 million paid in connection with the redemption of Class B units and $0.7 million payment of loan origination costs.

Cash flows used in financing activities for the year ended December 31, 2021 consists of $71.7 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $67.1 million to fund the redemption of Series A preferred units, $91.0 million used to repay borrowings under our secured revolving credit facility, $2.1 million of restricted units repurchased for tax withholding, $0.7 million payment of loan origination costs and $0.2 million paid in connection with the redemption of Class B units, partially offset by $57.5 million in proceeds from the 2021 equity offering and $136.6 million of additional borrowings under our secured revolving credit facility.

Capital Expenditures

During the year ended December 31, 2023, we paid approximately $490.7 million primarily to fund the MB Minerals Acquisition and the LongPoint Acquisition. During the year ended December 31, 2022, we paid approximately $141.3 million primarily to fund the Hatch Acquisition. During the year ended December 31, 2021, we paid approximately $55.3 million, which was primarily attributable to the completion of the Cornerstone acquisition.

Indebtedness

On June 13, 2023, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated our existing Credit Agreement, dated as of January 11, 2017 (as amended on July 12, 2018, December 8, 2020, June 7, 2022 and December 15, 2022). The A&R Credit Agreement provides for, among other things, (i) a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $750.0 million with an initial borrowing base of $400.0 million and an initial aggregate elected commitments amount of up to $400.0 million, including a sub-facility for the issuance of letters of credit of up to $10.0 million and (ii) an extension of the maturity date of the A&R Credit Agreement to June 7, 2027.

On July 24, 2023, we entered into Amendment No. 1 (the “First Amendment”) to the A&R Credit Agreement. The amendment amends the A&R Credit Agreement to, among other things, (i) decrease the frequency of and increase the threshold for excess cash determinations from $30.0 million to $50.0 million, and (ii) permit us to issue certain preferred equity interests.

On December 8, 2023, we entered into Amendment No. 2 (the “Second Amendment”) to the A&R Credit Agreement. The amendment amends the A&R Credit Agreement to, among other things, increase each of the borrowing base and aggregate elected commitments from $400.0 million to $550.0 million.

For additional information on our Amended Credit Agreement, please read Note 8―Long-Term Debt to the consolidated financial statements included elsewhere in this Annual Report.

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

Because we have not designated any of our derivative contracts as hedges for accounting purposes, changes in fair values of our derivative contracts will be recognized as gains and losses in current period earnings. As a result, our current period earnings may be significantly affected by changes in the fair value of our commodity derivative contracts. Changes in fair value are principally measured based on future prices as of period-end compared to the contract price. See Note 4—Derivatives to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding our commodity derivatives.

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2023, we had five counterparties to our derivative contracts, which are also lenders under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. During the years ended December 31, 2023, 2022 and 2021, our top purchaser accounted for approximately 6.7%, 11.3% and 6.0%, respectively, of our oil, natural gas and NGL revenues. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of December 31, 2023, we had total borrowings outstanding under our secured revolving credit facility of $294.2 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense of approximately $2.9 million annually, assuming that our indebtedness remained constant throughout the year.

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

Inflation

Inflation in the United States did not have a material impact on our results of operations for the period from January 1, 2021 through December 31, 2023. However, rising inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, impairment of oil and natural gas properties, non cash unit based compensation, loss on extinguishment of debt, unrealized gains and losses on derivative instruments, cash distribution from affiliate, equity income (loss) in affiliate, gains and losses on sales of assets and operational impacts of VIEs, which include general and administrative expense and interest income. Adjusted EBITDA is not a measure of net income (loss) or net cash provided by operating activities as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Year Ended December 31,
	2023	2022	2021
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$83,005,570	$130,794,286	$42,437,874
Depreciation and depletion expense	96,477,003	50,086,414	36,797,881
Interest expense	25,950,600	13,818,310	9,182,103
Cash distribution from affiliate	—	385,326	1,015,559
Income tax expense	3,766,302	2,738,702	74,100
EBITDA	209,199,475	197,823,038	89,507,517
Impairment of oil and natural gas properties	18,220,173	—	—
Unit-based compensation	13,111,522	11,107,639	10,632,725
Loss on extinguishment of debt	480,244	—	—
(Gain) loss on derivative instruments, net of settlements	(26,371,058)	(14,300,570)	20,343,783
Cash distribution from affiliate	—	645,451	500,389
Equity income in affiliate	—	(2,668,844)	(1,119,819)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(3,508,691)	(3,721,145)	—
General and administrative expense	927,699	2,304,445	—
Consolidated Adjusted EBITDA	212,059,364	191,190,014	119,864,595
Adjusted EBITDA attributable to non-controlling interest	(46,475,531)	(27,154,867)	(35,608,960)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	165,583,833	164,035,147	84,255,635
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	18,520,334	9,583,004	5,297,810
Cash distributions on Series A preferred units	4,551,746	—	1,943,385
Restricted units repurchased for tax withholding	—	—	1,433,265
Cash income tax expense	1,641,675	3,082,245	—
Distributions on Class B units	88,786	42,243	76,780
Cash available for distribution on common units	$140,781,292	$151,327,655	$75,504,395

	Year Ended December 31,
	2023	2022	2021
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$174,267,667	$166,636,493	$91,442,481
Interest expense	25,950,600	13,818,310	9,182,103
Income tax expense	3,766,302	2,738,702	74,100
Impairment of oil and natural gas properties	(18,220,173)	—	—
Amortization of right-of-use assets	(336,080)	(319,674)	(298,093)
Amortization of loan origination costs	(1,943,025)	(1,872,700)	(1,556,769)
Loss on extinguishment of debt	(480,244)	—	—
Equity income in affiliate, net	—	(716,481)	1,119,819
Forfeiture of restricted units	—	19,813	—
Unit-based compensation	(13,111,522)	(11,107,639)	(10,632,725)
Gain (loss) on derivative instruments, net of settlements	26,371,058	14,300,570	(20,343,783)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	12,026,760	11,846,567	17,594,389
Accounts receivable and other current assets	(1,863,376)	511,319	2,077,637
Accounts payable	(509,400)	(399,318)	77,716
Other current liabilities	(1,263,804)	(1,590,016)	463,828
Operating lease liabilities	348,668	324,913	306,814
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	3,508,691	3,721,145	—
Other assets and liabilities	687,353	(88,966)	—
EBITDA	209,199,475	197,823,038	89,507,517
Add:
Impairment of oil and natural gas properties	18,220,173	—	—
Unit-based compensation	13,111,522	11,107,639	10,632,725
Loss on extinguishment of debt	480,244	—	—
(Gain) loss on derivative instruments, net of settlements	(26,371,058)	(14,300,570)	20,343,783
Cash distribution from affiliate	—	645,451	500,389
Equity income in affiliate	—	(2,668,844)	(1,119,819)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	(3,508,691)	(3,721,145)	—
General and administrative expense	927,699	2,304,445	—
Consolidated Adjusted EBITDA	212,059,364	191,190,014	119,864,595
Adjusted EBITDA attributable to non-controlling interest	(46,475,531)	(27,154,867)	(35,608,960)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	165,583,833	164,035,147	84,255,635
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	18,520,334	9,583,004	5,297,810
Cash distributions on Series A preferred units	4,551,746	—	1,943,385
Restricted units repurchased for tax withholding	—	—	1,433,265
Cash income tax expense	1,641,675	3,082,245	—
Distributions on Class B units	88,786	42,243	76,780
Cash available for distribution on common units	$140,781,292	$151,327,655	$75,504,395

Item 8. Financial Statements and Supplementary Data

The Partnership’s consolidated financial statements required by this item are included in this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2023, we completed the Longpoint Acquisition, whose accounts are included in our consolidated financial statements beginning on the acquisition date and reflect total assets and revenues of 33% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. The scope of our assessment of internal control over financial reporting excludes the Longpoint Acquisition.

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded our internal controls over financial reporting were effective as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated February 21, 2024 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Cherry Creek Minerals, LLC, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 7 and 33 percent, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, Cherry Creek Minerals, LLC was acquired during 2023. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Cherry Creek Minerals, LLC.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 21, 2024

Item 9B. Other Information

On November 29, 2023, Brett G. Taylor, Executive Vice Chairman of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 125,833 common units between March 1, 2024, and December 31, 2024, subject to certain conditions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for the executive officers, directors and director nominees of our General Partner as of December 31, 2023. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board of Directors. Messrs. R. Ravnaas and D. Ravnaas are father and son, respectively, and Messrs. Fortson and Wynne are father-in-law and son-in-law, respectively.

Name	Age	Position With Our General Partner
Robert D. Ravnaas	66	Chief Executive Officer and Chairman of the Board of Directors
R. Davis Ravnaas	38	President and Chief Financial Officer
Matthew S. Daly	51	Chief Operating Officer
R. Blayne Rhynsburger	37	Controller
Brett G. Taylor	63	Executive Vice Chairman of the Board of Directors
Ben J. Fortson	91	Director
T. Scott Martin	73	Director
Mitch S. Wynne	65	Director
William H. Adams III	65	Independent Director
Craig Stone	60	Independent Director
Erik B. Daugbjerg	54	Independent Director

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

Brett G. Taylor. Brett G. Taylor was appointed as Executive Vice Chairman of the Board of Directors in November 2015. Mr. Taylor has over 38 years of experience in the oil and gas industry as a petroleum landman. He began his career at Texas Oil and Gas Corporation from 1982 to 1985. He then spent thirteen years at Fortson Oil Company, where he served as Land Manager and Vice President—Land from 1985 to 1998. In 1998, Mr. Taylor co-founded, with Joe B. Neuhoff, Neuhoff-Taylor Royalty Company and began acquiring producing royalties and minerals. He has also served as President and Chief Executive Officer of various private companies since 1998, and certain of such companies are Contributing Parties. Mr. Taylor has a Bachelor of Business Administration—Petroleum Land Management degree from the University of Texas at Austin and is a member of the American Association of Professional Landmen. Mr. Taylor was selected to serve as a director because of his broad knowledge of land management, oil and gas title, due diligence and related matters.

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

William H. Adams III. William H. Adams III was appointed as a director of our General Partner effective as of the date that our common units were first listed on the NYSE. Since 2007, Mr. Adams has served as Chairman of Texas Appliance Supply, Inc., a wholesale and retail appliance distribution company. From 1981 to 2006, Mr. Adams held a variety of positions in the commercial and energy banking sector, including as Executive Regional President of Texas Bank in Fort Worth and as President of Frost Bank—Arlington. From 2001 to 2010, Mr. Adams served as a member of the board of directors of XTO Energy, Inc. Mr. Adams currently serves as a member of the board of directors of TXO Energy Partners, LP, a publicly traded oil and gas production company, and as a member of the board of directors of Graham Savings and Loan, SSB, a privately owned savings bank. Mr. Adams has a Bachelor of Business Administration in Finance from Texas Tech University. Mr. Adams was selected to serve as a director because of his extensive experience in the energy banking sector and as a former director of a public oil and gas company.

Craig Stone. Craig Stone was appointed as a director of our General Partner effective as of the date that our common units were first listed on the NYSE. Mr. Stone concluded a 30-year career with Ernst & Young LLP when he retired effective September 2015. Prior to his retirement from Ernst & Young LLP, Mr. Stone was an audit partner and the Fort Worth Managing Partner at Ernst & Young LLP. Over the course of his career, he has served many public oil and gas clients and assisted in numerous mergers, acquisitions and public offerings, including initial public offerings, secondary offerings and public debt transactions. Prior to retiring in 2023, Mr. Stone held a ministry position with the Hills Church where he oversaw and managed campus construction and enhancement plans and other strategic expansion initiatives. He has a Bachelor of Science in Accounting from Abilene Christian University and is a certified public accountant. Mr. Stone was selected to serve as a director because of his extensive financial experience with public oil and gas companies.

Erik Daugbjerg. Erik Daugbjerg was appointed as a director of our General Partner in April 2018. Mr. Daugbjerg has more than 23 years of experience in upstream and midstream energy companies, including founding roles at two oil and gas operators based in the Permian Basin. Prior to Concho Resources, Inc.’s acquisition of RSP Permian, Inc. in July 2018, Mr. Daugbjerg served as the Executive Vice President of Land and Business Development of RSP Permian, Inc., a role to which he was appointed in March 2017. Starting in 2010, Mr. Daugbjerg served in various other roles for RSP Permian, Inc. and its affiliates, including Vice President of Business Development and Vice President of Marketing. Mr. Daugbjerg has a Bachelor in Business Administration degree from Southern Methodist University and is active with several Texas energy industry organizations. Mr. Daugbjerg was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during fiscal year 2023 all of our directors, executive officers and persons who beneficially own more than 10 percent of a registered class of our equity securities complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except that one Form 4 filing was filed late in 2023 by Ben J. Fortson, related to a single transaction.

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

Item 11. Executive Compensation and Other Information

Compensation Discussion and Analysis

This compensation discussion and analysis (the “CD&A”) provides information about the compensation objectives and policies for our principal executive officer, our principal financial officer and our two other executive officers (collectively our named executive officers or “NEOs”) during the last completed fiscal year. Our NEOs for the year ended December 31, 2023 include:

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

Our General Partner’s Conflicts and Compensation Committee has adopted an annual review process for our executive compensation program. This annual review typically occurs in December of each year, and the most recent review was conducted in December 2023. This process allows us to adjust our compensation practices and targets based on prevailing market and industry conditions at the time, which aligns our compensation philosophy with our business objectives and, thereby, the interests of our executive officers with those of our unitholders.

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

Peer Group Used in Determining 2023 Compensation

Pearl Meyer was engaged to perform a formal survey to identify a peer group of upstream oil and gas companies, as well as mineral and royalty companies, of comparable size to the Partnership. This peer group, which was updated in Fall of 2022 to set compensation metrics for 2023 performance, is used by the Conflicts and Compensation Committee to provide comparative market compensation data and guideposts on the basis of which the Conflicts and Compensation Committee determines NEO compensation.

The peer group is comprised of the following fourteen companies:

Black Stone Minerals, L.P.	Laredo Petroleum, Inc.
Brigham Minerals, Inc.	Matador Resources Company
Callon Petroleum Company	Northern Oil and Gas, Inc.
Centennial Resource Development, Inc.	Oasis Petroleum Inc.
Civitas Resources, Inc.	PDC Energy, Inc.
Gulfport Energy Corporation	SM Energy Company
HighPeak Energy, Inc.	Whiting Petroleum Corporation

Key Components of Our 2023 Executive Compensation Program and Compensation Mix

Our executive compensation program has been customized to align with our business objectives and to align the interests of our executive officers with those of our unitholders. We annually evaluate the various components of our compensation program relative to the competitive market. Our compensation and benefit programs for 2023 consisted of the following key components, which are described in greater detail below:

●	Base salary;
●	Long-term incentive restricted units;
●	Non-equity incentive plan compensation, consisting of short-term incentive cash bonuses (“STI Bonuses”);
●	Other compensation, consisting of distributions received from restricted unit awards; and
●	Broad-based retirement, health and welfare benefits.

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

Long-Term Incentive Awards

The Conflicts and Compensation Committee makes determinations regarding long-term incentive restricted unit awards for NEOs in the first quarter of each year, subsequent to year-end results. The target awards for 2023 performance were set in December 2022, with the actual number of restricted units granted determined in February 2024, after the Conflicts and Compensation Committee reviews the Partnership’s 2023 performance. The Conflicts and Compensation Committee believes that this approach furthers its philosophy of rewarding performance by determining the number of restricted stock units only after the achievement of performance metrics is known. Mr. Rhynsburger does not participate in the executive compensation programs described in this CD&A; his compensation is determined in accordance with the compensation programs applicable to employees generally, which did not include Partnership performance criteria, and instead is based on peer benchmarking for similar positions as well as his individual contributions and performance.

Because the determination of the number of restricted units in respect to 2023 performance is made in February 2024, after year end, pursuant to SEC reporting requirements, the value of those awards is not included in the compensation tables included herein, and will be included in the following year. For example, this year’s Summary Compensation Table reports the value of the restricted units that were granted to NEOs in February 2023 in relation to 2022 fiscal year performance.

Long-term incentive restricted unit awards are made pursuant to the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan. Additionally, each award is subject to the terms and conditions of the award agreement that we entered into with the applicable NEO. The restricted units vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through each applicable vesting date. Upon a grantee’s termination of service for any reason other than death or disability, all unvested restricted units will be immediately forfeited as of the date of termination. In the case of termination resulting from death or disability, all unvested restricted units will become fully vested as of the date of termination. Long-term incentive awards under the executive compensation program have quantitative measures directly linked to the desired financial and operational goals, as described below under “—Factors Used in Determining Incentive Compensation.” The target restricted unit awards set in December 2021 for 2022 performance were 186,000, 165,000 and 102,000 restricted units for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. In February 2023, the Conflicts and Compensation Committee determined that, based on the achievement of performance criteria as set forth in last year’s Form 10-K, that 110.0% of the target restricted units for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be granted for 2022 performance, resulting in awards of 204,600, 181,500 and 112,200 restricted units, respectively. As described above, Mr. Rhynsburger’s compensation was determined based on benchmarking of similar positions, and he was granted 15,409 restricted units. Because these grants were made in 2023, they are included in the compensation tables included in this Form 10-K.

In December 2022, the Conflicts and Compensation Committee set the target restricted unit awards for 2023 performance at 186,000, 165,000 and 102,000 restricted units for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. The Conflicts and Compensation Committee’s decisions as to the actual number of restricted units granted were made in February 2024, after the review of the achievement of compensation factors, as described below.

STI Bonuses

The STI Bonuses provide our NEOs with an incentive in the form of an annual cash bonus to achieve our overall qualitative business goals. Bonuses for each of Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly are based on their achievement of the targets relating to the four factors described below and KRP’s core competency goals, which include achievement of strategic objectives, goals in compliance and ethics and teamwork within the Partnership. The prioritization of KRP’s various core competencies varies by year based in part on the previous year’s performance, and the various core competencies bear differently on the Conflicts and Compensation Committee’s determination of the NEO’s STI Bonuses depending on facts and circumstances considered, with no single factor being determinative to the overall bonus decision. In making the bonus determinations for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, other post-performance evaluation criteria taken into account include performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure and investment and cost-savings initiatives. Non-financial factors considered also included, among other items, providing strategic leadership and direction for the

Partnership, including corporate governance matters, managing the strategic direction of the Partnership, increasing operational efficiency, expanding our asset base and communicating to investors and other important constituencies. The actual amounts of the annual bonus for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly are determined by the Conflicts and Compensation Committee in its sole discretion and may be higher or lower than their target amounts. As described above, Mr. Rhynsburger’s STI Bonus was determined based on benchmarking of similar positions, and he was awarded a STI Bonus of $70,000 for the year ended December 31, 2023.

In December 2022, the Conflicts and Compensation Committee set the target STI Bonuses for 2023 performance at $620,000, $595,000 and $485,000 for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. The Conflicts and Compensation Committee’s decisions as to the actual STI Bonuses earned for 2023 performance was made in February 2024, after the review of the achievement of compensation factors, as described below.

Factors Used for Determining Incentive Compensation and Compensation Decisions for 2023 Performance

The Conflicts and Compensation Committee approved five factors, which are described in further detail below, to be used in determining the 2023 long-term and short-term incentive awards for our NEOs, other than Mr. R. Blayne Rhynsburger. Four of the five factors are quantitative in nature and one is qualitative.  The four quantitative factors consist of target objectives relating to (i) increase in barrels of oil produced (“production growth”), (ii) replacing proved developed producing reserves (“PDP reserve replacement”), (iii) controlling cash general and administrative expense per barrel of oil equivalent (“Cash G&A expense per Boe”) and (iv) unitholder return relative to select peer companies (“relative unitholder return”). The fifth and only qualitative factor is the achievement of certain core competencies, with such core competencies and the achievement thereof to be determined by the Conflicts and Compensation Committee in its discretion.

The chart below displays each compensation factor for 2023, its relative weight, the target objective and the percentage of the target STI Bonuses and target restricted units to be awarded based on the level of achievement for such related target objective.

			Percentage of Target to be Awarded Based on Level of Achievement of Target Objective for 2023
Compensation Factor	Weight	Target Objective for 2023	Below Target Objective		At Target Objective	Above Target Objective
Production growth	20%	0% - 4% Growth	50%		100%	150%
PDP reserve replacement	20%	95% - 100% Replacement	50%		100%	150%
Cash G&A expense per BOE	20%	$2.90 - $3.10	50%		100%	150%
Achievement of core competencies	20%	Committee Discretion	50%		100%	150%

			Percentage of Target to be Awarded Based on Peer Ranking of TSR for Calendar Year 2023
Relative unitholder return	20%	Peer Ranking of TSR(1)	4th	3rd	2nd	1st
			50%	75%	150%	200%

(1)	Ranking of total shareholder return (“TSR”) for calendar year 2023 include the following companies: KRP, Black Stone Minerals, L.P., Viper Energy Partners LP and Sitio Royalties Corp. If a peer company is acquired during year, TSR will be calculated from January 1, 2023 through the day of the deal closing.

Pearl Meyer’s analysis determined that the proposed 2023 compensation at the target levels was below the median of the peer group for Messrs. Robert D. Ravnaas and R. Davis Ravnaas and above the median for Matthew S. Daly.

The chart below displays our actual 2023 results for each compensation.

Compensation Factor	Weight	Target Objective for 2023	Actual 2023 Results for the Partnership	Actual 2023 Results Compared to Target Objectives
Production growth	20%	0% - 4% Growth	33% Growth	Above Target
PDP reserve replacement	20%	95% - 100% Replacement	248% Replacement	Above Target
Cash G&A expense per BOE	20%	$2.90 - $3.10	$2.73 (1)	Above Target
Achievement of core competencies	20%	Committee Discretion	At Target	At Target
Relative unitholder return	20%	Peer Ranking of TSR	3rd	Below Target

(1)	Excludes the impact of one-time transaction and integration costs associated with the LongPoint Acquisition.

The 2023 STI Bonuses and restricted unit awards were calculated using the respective percentage of level of achievement of each target objective and multiplying it by the target STI Bonuses and restricted unit award. Our actual results achieved with respect to three of the four quantitative compensation factors were above the target objective for 2023 and our actual results for the fourth quantitative compensation factor was below the target objective. For the fifth and sole qualitative compensation factor, the Conflicts and Compensation Committee determined that the NEOs had met the target objective for the achievement of core competencies. As each compensation factor was equally weighted at 20% and the actual results achieved for three of the five compensation factors were above the target objective, with actual results for the fourth factor meeting the target objective, and below target objective for the fifth factor, the Conflicts and Compensation Committee determined that the STI Bonuses and restricted unit awards for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be set at amounts equal to 125.0% of their 2023 target amounts. The chart below displays the actual 2023 STI Bonuses earned and restricted unit awards granted for 2023 performance, based on the level of achievement of each compensation factor.

Name	Long-Term Restricted Units Awarded (1)	STI Bonus Earned
Robert D. Ravnaas	232,500	$775,000
R. Davis Ravnaas	206,250	$743,750
Matthew S. Daly	127,500	$606,250
R. Blayne Rhynsburger (2)	15,409	$70,000
(1)	As described above, the restricted units were not granted until February 2024, after the Conflicts and Compensation Committee’s determination of the achievement of 2023 compensation factors.
(2)	As described above, Mr. Rhynsburger’s compensation for 2023 was determined pursuant to the compensation programs applicable to employees generally, and not pursuant to the compensation factors described in this CD&A.

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

Compensation Policies and Practices as they Relate to Risk Management

Our management team and our Conflicts and Compensation Committee, with the assistance of our independent compensation consultant, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our NEOs. We reviewed our compensation plans and philosophy and concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse impact on our business or our financial condition. The objective of the review was to identify any compensation plans, practices or policies that may encourage employees to take unnecessary risks that could threaten our company. No such plans, practices or policies were identified.

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

Respectfully submitted,

Members of the Conflicts and Compensation Committee,

Mr. William H. Adams III, as Chairman, Mr. Craig Stone, Mr. Erik B. Daugbjerg

Summary Compensation Table

The table below presents the annual compensation of our Named Executive Officers for the years ended December 31, 2023, 2022 and 2021.

				Non-Equity
			Long-Term	Incentive Plan	Other
Name	Year	Salary	Restricted Units (1)(2)	Compensation (1)(3)	Compensation (4)	Total
Robert D. Ravnaas	2023	$620,000	$3,105,828	$775,000	$739,161	$5,239,989
Chairman and CEO	2022	$575,000	$3,473,938	$632,500	$790,311	$5,471,749
	2021	$575,000	$2,186,663	$790,625	$456,380	$4,008,668

R. Davis Ravnaas	2023	$595,000	$2,755,170	$743,750	$615,945	$4,709,865
President and CFO	2022	$550,000	$2,689,500	$605,000	$615,298	$4,459,798
	2021	$550,000	$1,692,900	$756,250	$355,134	$3,354,284

Matthew S. Daly	2023	$485,000	$1,703,196	$606,250	$412,798	$3,207,244
COO	2022	$450,000	$1,905,063	$495,000	$440,284	$3,290,347
	2021	$450,000	$1,199,138	$618,750	$254,625	$2,522,513

R. Blayne Rhynsburger	2023	$270,000	$233,909	$70,000	$67,841	$641,750
Controller	2022	$250,000	$232,568	$70,000	$67,136	$619,704
	2021	$190,000	$146,390	$70,000	$43,349	$449,739
(1)	NEOs receive their long-term incentive restricted units and STI Bonus in the first quarter of the following year, subsequent to year-end results. Long-term incentive restricted units are recognized in the year in which they are awarded, whereas STI Bonuses are recognized in the year in which they are accrued for. As a result, the amounts set forth under “Long-Term Restricted Stock Units” in the table reflect the restricted units that were granted to the executive officers in 2023, the number of which represent the achievement of compensation factors for fiscal 2022.
(2)	Amounts reflect the grant date value as determined pursuant to FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. Amounts for 2023, 2022 and 2021 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 21, 2023 grant date at $15.18 per common unit, the February 24, 2022 grant date at $16.30 per common unit and the February 25, 2021 grant date at $10.26 per common unit, respectively.
(3)	Our non-equity incentive plan compensation consists of the STI Bonus for each of the NEOs.
(4)	Amounts reflected in “Other Compensation” are presented in the table below:

		Distributions
		on Long-Term	401(k) Matching	Total Other
Name	Year	Restricted Units	Contributions	Compensation
Robert D. Ravnaas	2023	$722,661	$16,500	$739,161
	2022	$775,061	$15,250	$790,311
	2021	$441,880	$14,500	$456,380

R. Davis Ravnaas	2023	$599,445	$16,500	$615,945
	2022	$600,048	$15,250	$615,298
	2021	$340,634	$14,500	$355,134

Matthew S. Daly	2023	$396,298	$16,500	$412,798
	2022	$425,034	$15,250	$440,284
	2021	$240,125	$14,500	$254,625

R. Blayne Rhynsburger	2023	$51,341	$16,500	$67,841
	2022	$51,886	$15,250	$67,136
	2021	$30,349	$13,000	$43,349

Grants of Plan-Based Awards

The following table provides information concerning each grant of an award made to a named executive officer for fiscal year 2023.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Minimum	Target	Maximum	Minimum	Target	Maximum	Total (3)
Robert D. Ravnaas	—	$310,000	$620,000	$992,000
	2/21/2023				93,000	186,000	297,600	$3,105,828

R. Davis Ravnaas	—	$297,500	$595,000	$952,000
	2/21/2023				82,500	165,000	264,000	$2,755,170

Matthew S. Daly	—	$242,500	$485,000	$776,000
	2/21/2023				51,000	102,000	163,200	$1,703,196

R. Blayne Rhynsburger	—	$70,000	$70,000	$70,000
	2/21/2023				15,409	15,409	15,409	$233,909
(1)	Amounts in these columns represent the minimum, target, and maximum possible payouts for STI Bonus. The actual value of bonuses paid to our NEOs for 2023 under this program can be found in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above. STI Bonuses were approved by the Conflicts and Compensation Committee on February 19, 2024.
(2)	Amounts in these columns represent the minimum, target, and maximum possible awards for long-term incentive restricted units. The actual number of restricted units granted were: 204,600, 181,500 and 112,200 for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively.
(3)	Amounts reflect the grant date value as determined pursuant to FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. Amounts reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 21, 2023 grant date at $15.18 per common unit. These amounts are included in the “Long Term Restricted Units” column of the Summary Compensation Table above.

Outstanding Equity Awards

The following table reflects information regarding outstanding unvested restricted units held by our NEOs as of December 31, 2023.

	Unit Awards
	Number of	Market Value of
	Restricted Units that	Restricted Units that
Name	have not vested (1)	have not vested (2)
Robert D. Ravnaas	417,723	$6,286,731
R. Davis Ravnaas	346,500	$5,214,825
Matthew S. Daly	229,074	$3,447,564
R. Blayne Rhynsburger	29,677	$446,639
(1)	The NEO’s outstanding restricted units will generally vest in accordance with the schedule set forth above under “Long-Term Incentive Awards” so long as the NEO remains employed by the Partnership or one of its affiliates through such dates.
(2)	Reflects the market value of our common units computed based on the closing price, $15.05, of our common units on December 29, 2023.

Units Vested

The following table provides information related to the vesting of restricted units held by a named executive officer during fiscal year ended 2023.

Name	Date Vested	Number of Units Acquired on Vesting	Total
Robert D. Ravnaas	3/3/2023	71,043	$1,143,082
	3/4/2023	71,041	$1,153,706
	3/5/2023	71,041	$1,153,706

R. Davis Ravnaas	3/3/2023	55,000	$884,950
	3/4/2023	55,000	$893,200
	3/5/2023	54,999	$893,184

Matthew S. Daly	3/3/2023	38,959	$626,850
	3/4/2023	38,958	$632,678
	3/5/2023	38,958	$632,678

R. Blayne Rhynsburger	3/3/2023	4,756	$76,524
	3/4/2023	4,756	$77,237
	3/5/2023	4,755	$77,221
(1)	Value calculated based on the closing price on the NYSE of our common units on the day prior to the vesting date.

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

The following table presents payments that would occur in the event of death or disability, or change in control, as applicable, as of the last business day of 2023.

	Unit Awards
	Number of	Market Value of
	Restricted Units Vested	Restricted Units Vested
Name	Upon Qualifying Event	Upon Qualifying Event
Robert D. Ravnaas	417,723	$6,286,731
R. Davis Ravnaas	346,500	$5,214,825
Matthew S. Daly	229,074	$3,447,564
R. Blayne Rhynsburger	29,677	$446,639

Director Compensation

Officers or employees of the Partnership who also serve as directors of our General Partner will not receive additional compensation for such service. Each director of our General Partner who is not employed by Kimbell Operating or engaged by Kimbell Operating through a management services agreement (a “non-employee director”) receives the following cash compensation:

●	(i) for a non-independent director, an annual base retainer fee of $75,600 per year or (ii) for an independent director, an annual base retainer fee of $98,400 per year,
●	an additional retainer of $15,000 per year for an independent director who serves as a member of the Audit Committee or the Conflicts and Compensation Committee, and

●	all retainers are paid in cash on a quarterly basis in arrears. Our non-employee directors do not receive any meeting fees, but each director is reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board of Directors or its committees.

In addition to cash compensation, our non-employee directors receive annual equity-based compensation under the LTIP. Our non-employee directors were granted awards under the LTIP on February 21, 2023 consisting of 119,922 restricted units and 117,082 restricted units on each  February 24, 2022 and February 25, 2021.

The following table provides information concerning the compensation of our directors who are not NEOs for the year ended December 31, 2023.

			All Other
Name	Fees Earned	Unit Awards (6)	Compensation	Total
William H. Adams III (1)	$113,400	$155,747	$—	$269,147
Erik Daugbjerg (1)	$113,400	$155,747	$—	$269,147
Ben J. Fortson (2)	$—	$619,207	$—	$619,207
T. Scott Martin (3)	$75,600	$114,761	$—	$190,361
Craig Stone (1)	$113,400	$155,747	$—	$269,147
Brett G. Taylor (4)	$—	$2,158,535	$545,000	$2,703,535
Mitch S. Wynne (5)	$—	$619,207	$120,000	$739,207
(1)	Mr. Adams’, Mr. Daugbjerg’s and Mr. Stone’s Fees Earned include the annual cash retainer fee and committee member fees for each non-employee director, as more fully explained above. Mr. Adams, Mr. Daugbjerg and Mr. Stone each have 19,758 unvested restricted units outstanding as of December 31, 2023.
(2)	Mr. Fortson has 81,582 unvested restricted units outstanding as of December 31, 2023.
(3)	Mr. Martin’s Fees Earned includes the annual cash retainer fee for each non-employee director, as more fully explained above. Mr. Martin has 14,559 unvested restricted units outstanding as of December 31, 2023.
(4)	Mr. Taylor’s All Other Compensation consists of his salary and bonus earned as an employee of Kimbell Operating. Mr. Taylor has 290,315 unvested restricted units outstanding as of December 31, 2023.
(5)	Mr. Wynne’s All Other Compensation consists of payments made to K3 Royalties, LLC (“K3 Royalties”) as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Wynne has 81,582 unvested restricted units outstanding as of December 31, 2023.
(6)	Amounts reflect the grant date value as determined pursuant to FASB ASC Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. The grant date fair value of our common units is computed based on the average of the opening and closing price on the February 21, 2023 grant date at $15.18 per common unit.

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

Pay Ratio

Pursuant to Item 402(u) of Regulation S-K, we are disclosing the pay ratio and supporting information comparing the median of the annual total compensation of our employees (including full-time, part-time, seasonal and temporary employees) other than Mr. Robert D. Ravnaas, our Chief Executive Officer, and the annual total compensation of our Chief Executive Officer. The pay ratio is calculated in a manner consistent with Item 402(u) of Regulation S-K. For the year ended December 31, 2023, our last completed fiscal year:

●	The median of the annual total compensation of all of our employees, other than our Chief Executive Officer, is $438,038
●	The annual total compensation of our Chief Executive Officer is $5,239,989.
●	The ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees is 12 to 1.

To identify the median employee for 2023 (the “2023 Median Employee”), we reviewed our employee population as of December 31, 2023. For 2023, we used wages reported in Box 1 of IRS Form W-2 during the 12-month period ending on December 31, 2023, as a consistently applied compensation measure. We did not annualize the wages for new employees or employees on unpaid leave of absence who were employed for less than the full fiscal year, or make cost of living adjustments. Based on this methodology, we identified an employee whose compensation was at the median of the employee data.

Once we identified the 2023 Median Employee, we calculated the annual total compensation using the rules applicable to the Summary Compensation Table. With respect to the annual total compensation of our Chief Executive Officer we used the amount reported in the “Total” column for 2023 in the Summary Compensation Table above.

The pay ratio rules provide companies with flexibility to select the methodology and assumptions used to identify the median employee, calculate the median employee’s compensation and estimate the pay ratio. As a result, our methodology may differ from those used by other companies, including those within our industry, and may not be comparable to pay ratios reported by other companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding the beneficial ownership of our common units and Class B units as of February 16, 2024 by:

●	each unitholder known by us to beneficially hold 5% or more of our common units and Class B units;
●	each of our General Partner’s directors and executive officers; and
●	all of our General Partner’s directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address for each beneficial owner listed below is 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.

				Percentage of
			Common Units	Common Units
	Common	Class B	Beneficially	Beneficially
Name of Beneficial Owner	Units	Units	Owned (1)	Owned (1)
Kimbell Art Foundation (2)	—	5,135,020	5,135,020	5.4%
MB Minerals, L.P. (3)	4,541,914	5,369,218	9,911,132	10.5%
Directors and Officers
Robert D. Ravnaas (4)	1,183,309	—	1,183,309	1.2%
R. Davis Ravnaas (5)	758,033	—	758,033	*	%
Matthew S. Daly (6)	488,409	—	488,409	*	%
Blayne Rhynsburger (7)	50,191	—	50,191	*	%
Brett G. Taylor (8)	824,666	—	824,666	*	%
Ben J. Fortson (9)	286,025	—	286,025	*	%
Mitch S. Wynne (10)	249,420	—	249,420	*	%
T. Scott Martin (11)	91,682	—	91,682	*	%
William H. Adams III	79,914	—	79,914	*	%
Craig Stone	54,642	—	54,642	*	%
Erik B. Daugbjerg	84,445	—	84,445	*	%
All directors and executive officers as a group (11 persons)	4,150,736	—	4,150,736	4.4%
*	Less than 1%
(1)	Assumes the full exchange of all outstanding OpCo common units and Class B units for common units.
(2)	The principal business address of the Kimbell Art Foundation is 301 Commerce Street, Suite 2300, Fort Worth, Texas 76102. Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Mr. Fortson was delegated authority to manage the investment assets of the Kimbell Art Foundation and, therefore, may be deemed to have voting or investment power over the securities owned by the Kimbell Art Foundation. Mr. Fortson disclaims beneficial ownership of such securities.
(3)	Includes 4,541,914 Common Units that are held of record by EnCap Energy Capital Fund VIII, L.P. (“EnCap Fund VIII”), and 5,369,218 Class B Units (and an equivalent number of OpCo common units) that are held of record by MB Minerals, L.P. EnCap Partners GP is the sole general partner of EnCap Partners, LP, which is the managing member of EnCap Investments Holdings, LLC, a Delaware limited liability company, which is the sole member of EnCap Investments GP, L.L.C., a Delaware limited liability company, which is the general partner of EnCap Investments L.P., which is the general partner of EnCap Equity Fund VIII GP, L.P. and EnCap Equity Fund IX GP, L.P., a Delaware Limited partnership, which are the sole general partners of EnCap Fund VIII and EnCap Fund IX, respectively. EnCap Fund IX is the sole stockholder of Sabalo Midland Basin, which is the general partner of MB Minerals. Therefore, EnCap Partners GP, through its indirect ownership and management of EnCap Fund VIII and MB Minerals, may be deemed to share the right to direct the vote or disposition of the reported Securities. The securities reported above are beneficially owned by MB Minerals, L.P. The principal business address of MB Minerals, L.P. is 9651 Katy Freeway, Suite 600, Houston, TX, 77024.
(4)	Robert D. Ravnaas is a partner, member of or trustee in certain entities that directly or indirectly hold, in the aggregate, 937,197 common units, of which 765,586 common units are deemed to be beneficially owned by Mr. Ravnaas and included in the table above. Mr. R. Ravnaas is also a partner or member in certain entities that hold, in the aggregate, 3,076,559 Class B units, however Mr. R. Ravnaas is deemed not to beneficially own any of the Class B units held by such entities. Mr. R. Ravnaas has a pecuniary interest in an aggregate of approximately 765,586 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. R. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(5)	R. Davis Ravnaas is a partner or member in certain entities that hold, directly or indirectly, in the aggregate, 147,986 common units, of which 35,627 common units are deemed to be beneficially owned by Mr. Ravnaas and included in the table above. Mr. D. Ravnaas is also a partner or member in certain entities that hold, in the aggregate 3,076,559 Class B units, however Mr. D. Ravnaas is deemed not to beneficially own any of the Class B units held by such entities. Mr. D. Ravnaas has a pecuniary interest in an aggregate of approximately 35,627 common units and 15,163

Class B units based on his ownership interest in such entities, and Mr. D. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(6)	Matthew Daly is a member of an entity that holds 2,813,179 Class B units, however Mr. Daly is not deemed to beneficially own any of the Class B units held by such entity. Mr. Daly has a pecuniary interest in approximately 3,516 Class B units owned by the entity based on his ownership interest in that entity, and Mr. Daly disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.
(7)	Blayne Rhynsburger is a member of an entity that indirectly holds 2,813,179 Class B units, however Mr. Rhynsburger is not deemed to beneficially own any of the Class B units held by such entity. Mr. Rhynsburger has a pecuniary interest in approximately 563 Class B units owned by the entity based on his ownership interest in that entity, and Mr. Rhynsburger disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.
(8)	Brett G. Taylor is a partner in, member of or sole trustee of certain entities that hold, directly or indirectly, in the aggregate, 140,263 common units, and Mr. Taylor may be deemed to have voting or investment power with respect to such common units. Mr. Taylor has a pecuniary interest in an aggregate of approximately 120,263 common units based on his ownership interest in such entities, and Mr. Taylor disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(9)	Ben J. Fortson is Executive Vice President and Chief Investment Officer of the Kimbell Art Foundation. Pursuant to a Schedule 13D/A filed on September 21, 2021, on September 14, 2021 Kimbell Art Foundation formed a four-person Investment Committee, of which Mr. Fortson serves as Chair, with authority to manage the investments of Kimbell Art Foundation, including but not limited to the power to buy, dispose of and vote, or to direct the acquisition, disposition and voting, of investment assets owned by Kimbell Art Foundation. Decisions of such committee are made by majority vote of the members of the committee. As a result, as of such date, Mr. Fortson no longer was deemed to have sole voting and investment power over the securities owned by Kimbell Art Foundation and Mr. Fortson is no longer considered a beneficial owner of such securities. Mr. Fortson is a member, sole shareholder or trustee of certain entities that hold, directly or indirectly, in the aggregate, approximately 48,642 common units, and Mr. Fortson may be deemed to have voting or investment power with respect to such common units. Mr. Fortson has a pecuniary interest in an aggregate of approximately 23,642 common units based on his ownership interest in such entities, and Mr. Fortson disclaims beneficial ownership of all of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(10)	Mitch S. Wynne is a member of or trustee of certain entities that hold, directly or indirectly, in the aggregate, 77,455 common units, and Mr. Wynne may be deemed to have voting or investment power with respect to all of such common units. Mr. Wynne has a pecuniary interest in an aggregate of approximately 40,539 common units based on his ownership interest in such entities, and Mr. Wynne disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein. 27,539 common units owned by a trust for which Mr. Wynne serves as trustee are subject to a negative pledge under a loan agreement with a bank.
(11)	T. Scott Martin is a member of an entity that holds, in the aggregate, 12,970 common units. Mr. Martin is deemed to beneficially own such common units, and such common units are included in the table above. Mr. Martin is also a partner or member in certain entities that hold, in the aggregate, 3,076,559 Class B units, however Mr. Martin is deemed not to beneficially own any of the Class B units held by such entities. Mr. Martin has a pecuniary interest in approximately 12,970 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. Martin disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

In August 2023, in connection with the closing of the LongPoint Acquisition, we completed the private placement of 325,000 Series A preferred units to the Series A Purchasers. The below table sets forth the beneficial ownership of our Series A preferred units as of February 16, 2024 by each unitholder known by us to beneficially hold 5% or more of our Series A preferred units. The Series A Purchasers collectively hold all of the Series A preferred units.

	Series A	Percentage of
	Preferred Units	Series A
	Beneficially	Preferred Units
Name of Beneficial Owner (1)	Owned	Owned
APOLLO ACCORD AGGREGATOR A, L.P. (2)(3)	44,000	13.5%
APOLLO ACCORD V AGGREGATOR A, L.P. (3)(4)	31,000	9.5%
APOLLO CREDIT STRATEGIES MASTER FUND, LTD (3)(5)	60,000	18.5%
APOLLO ROYALTIES FUND I, L.P. (6)(7)	40,000	12.3%
AHVF (AIV), L.P. (7)(8)	44,816	13.8%
AHVF TE/892/QFPF (AIV), L.P. (7)(8)	36,400	11.2%
(1)	The principal business address of each selling unitholder is c/o Apollo Capital Management, L.P., 9 West 57th Street, 41st Floor, New York, NY 10019.
(2)	Apollo Accord+ Management, L.P., a Delaware limited partnership, serves as the investment manager for Apollo Accord+ Aggregator A, L.P. Apollo Accord+ Management GP, LLC, a Delaware limited liability company, serves as the general partner of Apollo Accord+ Management, L.P. Apollo Capital Management, L.P., a Delaware limited partnership (“Capital Management LP”), serves as the sole member for Apollo Accord+ Management GP, LLC.
(3)	Apollo Capital Management GP, LLC, a Delaware limited liability company (“Capital Management GP”), serves as the general partner of Capital Management LP. Apollo Management Holdings, L.P., a Delaware limited partnership (“Management Holdings”), serves as the sole member and manager of Capital Management GP, and Apollo Management Holdings GP, LLC, a Delaware limited liability company (“Management Holdings GP”), serves as the general partner of Management Holdings. Marc Rowan, James Zelter and Scott Kleinman are the managers, as well as the executive officers, of Management Holdings GP, and thus have voting or investment control over the common units being offered. Each of Messrs. Kleinman, Rowan and Zelter disclaims beneficial ownership of the reported units, other than to the extent of any pecuniary interest he may have therein.
(4)	Apollo Accord Management V, L.P., a Delaware limited partnership, serves as the investment manager for Apollo Accord V Aggregator A, L.P. Apollo Accord Management V GP, LLC, a Delaware limited liability company, serves as the general partner for Apollo Accord Management V, L.P. Capital Management LP serves as the sole member for Apollo Accord Management V GP, LLC.
(5)	Apollo ST Fund Management LLC, a Delaware limited liability company, serves as the investment manager for Apollo Credit Strategies Master Fund Ltd. Apollo ST Operating LP, a Delaware limited partnership, serves as the sole member for Apollo ST Fund Management LLC. Apollo ST Capital LLC, a Delaware limited liability company, serves as the sole member for Apollo ST Operating LP. ST Management Holdings, LLC, a Cayman Islands limited liability company, serves as the sole member for Apollo ST Capital LLC. Capital Management LP serves as the managing member for ST Management Holdings, LLC.
(6)	Apollo Royalties Management I, LLC, a Delaware limited liability company, serves as the investment manager for Apollo Royalties Fund I, L.P. Apollo Management, L.P., a Delaware limited partnership (“Management LP”), serves as the sole member for Apollo Royalties Management I, LLC.
(7)	Apollo Management GP, LLC, a Delaware limited liability company, serves as the general partner for Management LP. Management Holdings serves as the sole member for Apollo Management GP, LLC. Management Holdings GP serves as the general partner for Management Holdings. Marc Rowan, James Zelter and Scott Kleinman are the managers of Apollo Management Holdings GP, LLC and thus have voting or investment control over the common units being offered. Each of Messrs. Kleinman, Rowan and Zelter disclaims beneficial ownership of the reported units, other than to the extent of any pecuniary interest he may have therein.
(8)	Apollo Hybrid Value Management, L.P., a Delaware limited partnership (“Hybrid Value Management LP”), serves as the investment manager for AHVF (AIV), L.P., AHVF TE/892/QFPF (AIV), L.P. and AHVF Intermediate Holdings, L.P. Apollo Hybrid Value Management GP, LLC, a Delaware limited liability company (“Hybrid Value Management GP”), serves as the general partner for Hybrid Value Management LP. Management LP serves as the sole member for Hybrid Value Management GP.

The below table sets forth the beneficial ownership of the equity interests in our General Partner as of February 16, 2024:

Name of Beneficial Owner (1)	Membership Interest
Kimbell GP Holdings, LLC (2)	100%
Robert D. Ravnaas (3)	33.33%
Brett G. Taylor (3)	33.33%
Mitch S. Wynne / Ben J. Fortson (3)	33.33%
(1)	The address for each beneficial owner in this table is 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.
(2)	Kimbell GP Holdings, LLC is controlled by entities affiliated with Robert D. Ravnaas, Brett G. Taylor, Mitch S. Wynne and Ben J. Fortson.
(3)	Messrs. R. Ravnaas, Taylor, Wynne and Fortson, by virtue of their indirect ownership interest in Kimbell GP Holdings, LLC, which owns our General Partner, may be deemed to beneficially own the non-economic general partner interest in us held by our General Partner. Each of Messrs. R. Ravnaas, Taylor, Wynne and Fortson disclaims beneficial ownership of this interest.

Equity Compensation Plan Information

On May 18, 2022, we held a special meeting of unitholders of the Partnership, at which the Partnership’s unitholders voted to approve the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (the “A&R LTIP”), which increased the number of common units eligible for issuance under the A&R LTIP by 3,700,000 common units for a total of 8,241,600 common units. The following table provides certain information with respect to this plan as of December 31, 2023:

Number of
	Securities to be	Weighted	Number of Securities
	Issued Upon	-Average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants	Warrants and	Securities Reflected in
	and Rights(1)	Rights(2)	Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	—	3,167,892
Equity compensation plans not approved by unitholders	—	—	—
Total	—	—	3,167,892
(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 8,241,600 units of which, 5,073,708 restricted and common units have been granted. Because these awards have already resulted in the issuance of common units (whether or not restricted), they are not included in column (a).

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

As of February 16, 2024, Kimbell Holdings owns 30,000 common units, representing 0.03% of our limited partner interests outstanding. In addition, Kimbell Holdings owns a 100.0% membership interest in the General Partner, which owns a non-economic general partner interest in us. Messrs. R. Ravnaas and Taylor each own a 33.33% interest in Kimbell Holdings, and Messrs. Wynne and Fortson each own a 16.67% interest in Kimbell Holdings. Kimbell Holdings and each of the Sponsors may be deemed to be a “parent” by virtue of their control over the General Partner. Please read “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for more information relating to each Sponsor’s beneficial ownership in us and the General Partner.

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

Agreements and Transactions with Affiliates in Connection with our Initial Public Offering

In connection with our IPO, we entered into certain agreements and transactions with our Sponsors, the Contributing Parties and their respective affiliates, as described in more detail below. These agreements and transactions were not the result of arm’s-length negotiations and they, or any of the transactions that they provide for, were not effected on terms at least as favorable to the parties to these agreements as could have been obtained from unaffiliated third parties. Because some of these agreements related to formation transactions that, by their nature, would not occur in a third party situation, it is not possible to determine what the differences would be in the terms of these transactions when compared to the terms of transactions with an unaffiliated third party. We believe the terms of these agreements to be comparable to the terms of agreements used in similarly structured transactions.

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

Management Services Agreements

Management Services Agreement with Kimbell Operating

We have entered into a management services agreement with Kimbell Operating, pursuant to which Kimbell Operating provides management, administrative, operational and acquisition services to us, including via the services agreements with the Sponsor Managers and the Non-Sponsor Managers (each as defined below). The management services agreement with Kimbell Operating is under terms and conditions similar to those described below in “—Services Agreements with Our Sponsors” and “—Other Services Agreements,” except that neither party to the agreement may terminate unless all of the services agreements with the Sponsor Managers and the Non-Sponsor Managers have terminated. During the years ended December 31, 2023, 2022 and 2021, we paid to Kimbell Operating services fees equal to $0.1 million, $0.2 million and $1.0 million, respectively, which amounts represent an estimated allocation of all projected costs to be incurred by Kimbell Operating in providing such services to us for the respective year, including pursuant to the services agreements with the Sponsor Managers and the Non-Sponsor Managers.

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

Service Fees and Reimbursement. Under the services agreements, Kimbell Operating paid to K3 Royalties a monthly services fee of $10,000 for the years ended December 31, 2023, 2022 and 2021. These amounts represent an estimated allocation of all projected costs to be incurred by such Sponsor Manager in providing services to Kimbell Operating for the respective year. Upon the approval of the Board of Directors, Kimbell Operating will continue to pay a monthly services fee of $10,000 to K3 Royalties, for the period from January 1, 2024 through December 31, 2024. In addition, BJF Royalties will continue to not receive a monthly services fee in connection with providing its services.

Subject to the approval of the Board of Directors, the monthly services fee will be adjusted in the future (i) annually, (ii) in the event of any sale of serviced properties or (iii) in the event of the provision of any additional management services (including with respect to acquisitions of new properties). In addition, Kimbell Operating is required to reimburse each Sponsor Manager for all other reasonable costs and expenses (including, but not limited to, third party expenses and expenditures) that such Sponsor Manager incurs on behalf of Kimbell Operating in providing services. If Kimbell Operating terminates a services agreement for any reason other than the Sponsor Manager’s default (as described below), then Kimbell Operating will also reimburse the applicable Sponsor Manager for its reasonable costs and expenses incurred in connection with such termination.

Term and Termination. The initial term of the services agreement with the Sponsor Managers was five years, after which date they will continue on a year-to-year basis unless terminated by Kimbell Operating or by the applicable Sponsor Manager upon 90 days’ notice, except as otherwise stated below:

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

Other Services Agreements

Management Services. Kimbell Operating previously had services agreements with Nail Bay Royalties and Duncan Management, LLC (collectively, the “Non-Sponsor Managers”), which were entities controlled by Benny D. Duncan, who served on the Board of Directors during the year ended December 31, 2017 and a portion of the year ended December 31, 2018. Effective as of February 8, 2022, Kimbell Operating and each of the Non-Sponsor Managers entered into agreements to terminate the services agreements of such service providers. Pursuant to these agreements, the Non-Sponsor Managers provided management, administrative and operational services to Kimbell Operating. These services included, with respect to the serviced properties: negotiating and executing leases, right of way agreements, pooling orders and similar agreements and orders; providing certain recordkeeping services; resolving title issues; collecting and disbursing payments and rendering related accounting and bookkeeping services; monitoring drilling and production activities; assisting in preparing certain federal and state tax forms; and providing certain additional accounting, title, human resources, regulatory compliance and other services.

Service Fees and Reimbursement. Under the services agreements with the Non-Sponsor Managers, Kimbell Operating paid a services fee of approximately $116,341 for the year ended December 31, 2022. Kimbell Operating paid to the Non-Sponsor Managers a monthly services fee of approximately $70,817 for the year ended December 31, 2021. These amounts represented an estimated allocation of all projected costs to be incurred by such Non-Sponsor Manager in providing services to Kimbell Operating for the respective year.

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

John Wynne, the son of Mitch S. Wynne, acts as our agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to us. John Wynne derived a commission of approximately $26,500, $24,450 and $22,160 for the years ended December 31, 2023, 2022 and 2021, respectively, for the placement of our insurance coverage. Our annual premium expense was approximately $602,600, $611,204 and $555,640 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Item 14. Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by Grant Thornton LLP. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2023, 2022 and 2021 were approved by the Audit Committee. The following table sets forth audit and non-audit fees we have paid to Grant Thornton LLP for the periods indicated (in thousands).

	Year Ended December 31,
	2023	2022	2021
Audit Fees (1)	$1,011,000	$915,208	$771,214
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	—	—	—
All Other Fees (4)	—	—	—
Total	$1,011,000	$915,208	$771,214
(1)	Audit fees represent aggregate fees for audit services, which relate to the fiscal year consolidated audit, quarterly reviews, registration statements and comfort letters.
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

Third Amended and Restated Limited Liability Company Agreement of Kimbell Royalty Operating, LLC, dated as of September 13, 2023 (incorporated by reference to Exhibit 3.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8 K filed on September 13, 2023)

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

4.3	—

Registration Rights Agreement, dated as of May 17, 2023, by and among between Kimbell Royalty Partners, LP and MB Minerals, L.P. (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP Current Report on Form 8-K filed on May 18, 2023)

4.4	—

Registration Rights Agreement, dated as of September 13, 2023, by and among Kimbell Royalty Partners, LP and the parties listed on the signature page thereof (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8 K filed on September 13, 2023)

4.5*	—	Description of Common Units Representing Limited Partnership Interests
10.1†	—

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

10.6	—

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of July 24, 2023, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 28, 2023)

10.7	—

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 8, 2023, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on December 11, 2023)

10.8†	—

Management Services Agreement, dated February 8, 2017, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on February 14, 2017)

10.9†	—

Amendment No. 1 to Management Services Agreement, dated December 10, 2018, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.10 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 12, 2019)

10.10†	—

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

10.14†	—

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

10.16	—

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

10.17	—

Purchase and Sale Agreement, dated as of April 11, 2023, by and among MB Minerals, L.P., Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on April 12, 2023)

10.18	—

Securities Purchase Agreement, dated as of August 2, 2023, by and between LongPoint Minerals II, LLC and Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on August 2, 2023)

10.19	—

Preferred Units Purchase Agreement, dated as of August 2, 2023, by and among Kimbell Royalty Partners, LP and the several purchasers party thereto (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on August 2, 2023)

10.20	—

Board Representation and Observation Agreement, dated as of September 13, 2023, by and among Kimbell Royalty Partners, LP, Kimbell GP Holdings, LLC, Apollo Accord+ Aggregator A, L.P., Apollo Accord V Aggregator A, L.P., Apollo Defined Return Aggregator A, L.P., Apollo Calliope Fund, L.P., Apollo Excelsior, L.P., Apollo Credit Strategies Master Fund Ltd., Apollo Atlas Master Fund, LLC, Apollo Union Street SPV, L.P., Host Plus PTY Limited - Accord, Apollo Delphi Fund, L.P., Apollo Royalties Fund I, L.P., AHVF (AIV), L.P., AHVF Intermediate Holdings, L.P., AHVF TE/892/QFPF (AIV), L.P. and ACMP Holdings, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8 K filed on September 13, 2023)

10.21	—

Transition Services Agreement, by and between Kimbell Royalty Operating, LLC and FourPoint Energy, LLC (incorporated by reference to Exhibit 10.2 to Kimbell Royalty Partners, LP’s Current Report on Form 8 K filed on September 13, 2023)

21.1*	—	List of Subsidiaries of Kimbell Royalty Partners, LP
23.1*	—	Consent of Grant Thornton LLP
23.2*	—	Consent of Ryder Scott Company, L.P.
23.3*	—	Consent of KPMG LLP
23.4*	—	Report of Independent Registered Public Accounting Firm—KPMG LLP Opinion on the Consolidated Financial Statements on Kimbell Tiger Acquisition Corporation
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350
97.1*	—	Kimbell Royalty Partners, LP Policy for the Recovery of Erroneously Awarded Compensation
99.1*	—	Report of Ryder Scott Company, L.P. as of December 31, 2023
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: February 21, 2024	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Ravnaas	Chairman of the Board of Directors and Chief
Robert D. Ravnaas	Executive Officer (Principal Executive Officer)	February 21, 2024

/s/ R. Davis Ravnaas	President and Chief Financial Officer (Principal
R. Davis Ravnaas	Financial Officer)	February 21, 2024

/s/ R. Blayne Rhynsburger
R. Blayne Rhynsburger	Controller (Principal Accounting Officer)	February 21, 2024

/s/ William H. Adams III
William H. Adams III	Director	February 21, 2024

/s/ Erik B. Daugbjerg
Erik B. Daugbjerg	Director	February 21, 2024

/s/ Ben J. Fortson
Ben J. Fortson	Director	February 21, 2024

/s/ T. Scott Martin
T. Scott Martin	Director	February 21, 2024

/s/ Craig Stone
Craig Stone	Director	February 21, 2024

/s/ Brett G. Taylor
Brett G. Taylor	Director	February 21, 2024

/s/ Mitch S. Wynne
Mitch S. Wynne	Director	February 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2024 expressed an unqualified opinion.

We did not audit the consolidated financial statements of Kimbell Tiger Acquisition Corporation, a consolidated variable interest entity as of and for the period ended December 31, 2022, which statements reflect total assets constituting 0% and 22%, respectively, of consolidated total assets as of December 31, 2023 and 2022, and total revenues of 0% and 0%, respectively, of consolidated total revenues for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kimbell Tiger Acquisition Corporation, is based solely on the report of the other auditors.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it they relate.

Accrued oil, natural gas, and NGL revenues

As described further in Note 2 to the financial statements, the Partnership records oil, natural gas, and NGL revenues in the month production is delivered to the purchaser. As a non-operator and an owner of mineral and royalty interests, the Partnership has no involvement or operational control over the volumes and method of sale of the oil, natural gas and

NGLs produced and sold from the properties.  The Partnership has limited visibility to when wells start producing and production settlement statements from operators may not be received for one to four months after the date of production is delivered. As a result, the Partnership is required to estimate accrued revenue at each reporting period based on estimates of production delivered to purchasers and the prices that will be received on those volumes. As of December 31, 2023, the Partnership has accrued $59 million of revenues that are included in oil, natural gas and NGL receivables. We identified the estimation of accrued oil, natural gas, and NGL revenues as a critical audit matter.

The principal consideration for our determination that the estimation of accrued oil, natural gas, and NGL revenues is a critical audit matter is that auditing the Partnership’s estimate of accrued oil, natural gas, and NGL revenues is complex and judgmental as changes in certain inputs and assumptions, such as estimated production volumes and the price that will be received on those volumes, could have a significant impact on the measurement of accrued oil, natural gas, and NGL revenues.

Our audit procedures related to the estimation of accrued oil, natural gas, and NGL revenues included the following, among others.

●	We tested the design and operating effectiveness of key internal controls over the Partnership’s accrued revenue process.
●	We tested a sample of revenue transactions to support inputs used in the estimation of accrued revenues, including the actual volume of production delivered to purchasers and the realized prices received on those volumes.
●	We evaluated the prices used by the Partnership to estimate the price to be received for the sale of oil, natural gas, and NGL production by independently developing an expectation of price using publicly available prices and historical differentials.
●	We tested the historical accuracy of prior period estimates of accrued revenues by performing a lookback analysis to evaluate the reasonableness of management’s estimates and to identify indicators of management bias in significant assumptions used to derive the revenue accrual.
●	We assessed the completeness and accuracy of the accrued revenues through disaggregated analytical procedures by month, product type, and comparison of pricing used to publicly available market prices and historical differentials.

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense and impairment

As described further in Notes 2 and 6 to the financial statements, the Partnership accounts for its oil and natural gas properties using the full cost method of accounting, which requires management to make estimates of proved reserves to measure depletion expense and to determine if any impairment exists for its proved oil and natural gas properties. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

The net book value of the Partnership’s oil and natural gas properties was $1 billion as of December 31, 2023, and the Partnership recorded depletion expense of $96 million for the year ended December 31, 2023. The Partnership recorded an impairment of $18 million on its proved oil and natural gas properties for the year ended December 31, 2023. The Partnership’s estimates of proved reserves are prepared by an independent petroleum engineering firm.  Estimates of proved reserves depend upon several factors and assumptions, including the quantities of oil and natural gas reserves ultimately recovered by the Partnership’s third-party operators.  Significant judgment is required by the independent petroleum engineer in evaluating geological and engineering data used to estimate proved oil and natural gas reserves. Estimating reserves also requires the selection of certain subjective inputs, including price assumptions inclusive of price differentials, among others.  We identified the estimation of proved reserves as it relates to the calculation and measurement of depletion expense as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions necessary to estimate the future volumes could have a significant impact on the estimation of proved reserves, measurement of depletion expense, and determination of impairment for proved oil and natural gas properties. Auditing the Partnership’s estimate of proved reserves is complex because our work involves the use of the work of the independent petroleum engineer engaged by the Partnership and because evaluating certain inputs described above requires significant auditor judgement.

Our audit procedures related to the estimation of proved reserves included the following, among others.

●	We tested the design and operating effectiveness of key internal controls over the Partnership’s process to estimate proved reserves for the purpose of calculating and measuring of depletion expense and determining impairment for proved oil and natural gas properties.
●	We evaluated the level of knowledge, skill, ability, and objectivity of the independent petroleum engineer engaged by management and their relationship to the Partnership. We made inquiries of the independent petroleum engineer regarding the process followed and judgments made to estimate the Partnership’s proved reserves, and we read the reserve report prepared by the independent petroleum engineer.
●	We evaluated the pricing and differential inputs used to estimate proved reserves for consistency with requirements under the full cost method of accounting.
●	We compared the Partnership’s historical production forecasts to actual production volumes to assess the Partnership’s ability to accurately forecast and we compared the future forecasted production used by the Partnership in the current period to historical production.
●	We analyzed the depletion expense and ceiling test calculations for consistency with requirements under the full cost method of accounting and checked the accuracy of the depletion expense and ceiling test calculations.
●	We selected a sample of wells to test the inputs used in the estimation of proved reserves, including volumes, pricing, and other assumptions.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas

February 21, 2024

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$30,992,670	$24,635,718
Oil, natural gas and NGL receivables	59,020,471	46,993,711
Derivative assets	11,427,735	—
Accounts receivable and other current assets	1,699,536	3,562,912
Total current assets	103,140,412	75,192,341
Property and equipment, net	589,895	953,781
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($222,712,844 and $207,695,343 excluded from depletion at December 31, 2023 and 2022, respectively)	2,048,690,088	1,465,985,718
Less: accumulated depreciation, depletion and impairment	(827,033,944)	(712,716,951)
Total oil and natural gas properties, net	1,221,656,144	753,268,767
Right-of-use assets, net	2,189,243	2,525,323
Derivative assets	2,888,051	754,786
Loan origination costs, net	7,325,471	3,004,104
Assets of consolidated variable interest entities:
Cash	—	390,850
Investments held in trust	—	240,621,146
Prepaid expenses	—	35,201
Total assets	$1,337,789,216	$1,076,746,299

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,594,736	$1,210,337
Other current liabilities	6,173,314	4,909,510
Derivative liabilities	208,710	12,646,720
Total current liabilities	12,976,760	18,766,567
Operating lease liabilities, excluding current portion	1,887,693	2,236,361
Derivative liabilities	60,094	432,142
Long-term debt	294,200,000	233,015,911
Other liabilities	197,917	322,917
Liabilities of consolidated variable interest entities:
Other current liabilities	—	512,725
Deferred underwriting commissions	—	8,050,000
Total liabilities	309,322,464	263,336,623
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (325,000 units and zero units issued and outstanding as of December 31, 2023 and 2022, respectively)	314,423,572	—
Redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	236,900,000
Kimbell Royalty Partners, LP unitholders' equity:
Common units (73,851,458 units and 64,231,833 units issued and outstanding as of December 31, 2023 and 2022, respectively)	670,530,748	601,841,776
Class B units (20,847,295 and 15,484,400 units issued and outstanding as of December 31, 2023 and 2022, respectively)	1,042,365	774,220
Total Kimbell Royalty Partners, LP unitholders' equity	671,573,113	602,615,996
Non-controlling interest (deficit) in OpCo	42,470,067	(26,106,320)
Total unitholders' equity	714,043,180	576,509,676
Total liabilities, mezzanine equity and unitholders' equity	$1,337,789,216	$1,076,746,299

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Revenue
Oil, natural gas and NGL revenues	$267,584,785	$281,964,126	$175,088,021
Lease bonus and other income	5,594,855	3,073,609	3,319,104
Gain (loss) on commodity derivative instruments, net	20,888,972	(36,978,550)	(42,791,909)
Total revenues	294,068,612	248,059,185	135,615,216
Costs and expenses
Production and ad valorem taxes	20,326,477	16,238,814	10,480,481
Depreciation and depletion expense	96,477,003	50,086,414	36,797,881
Impairment of oil and natural gas properties	18,220,173	—	—
Marketing and other deductions	12,564,619	13,383,074	12,048,643
General and administrative expense	35,677,851	29,128,659	26,977,519
Consolidated variable interest entities related:
General and administrative expense	927,699	2,304,445	—
Total costs and expenses	184,193,822	111,141,406	86,304,524
Operating income	109,874,790	136,917,779	49,310,692
Other income (expense)
Equity income in affiliate	—	2,668,844	1,119,819
Interest expense	(25,950,600)	(13,818,310)	(9,182,103)
Loss on extinguishment of debt	(480,244)	—	—
Other (expense) income	(180,765)	4,043,530	1,263,566
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	3,508,691	3,721,145	—
Net income before income taxes	86,771,872	133,532,988	42,511,974
Income tax expense	3,766,302	2,738,702	74,100
Net income	83,005,570	130,794,286	42,437,874
Distribution and accretion on Series A preferred units	(6,310,215)	—	(11,249,969)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(16,464,890)	(18,822,552)	(8,496,104)
Distribution on Class B units	(88,786)	(42,243)	(76,780)
Net income attributable to common units of Kimbell Royalty Partners, LP	$60,141,679	$111,929,491	$22,615,021

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.93	$1.75	$0.56
Diluted	$0.91	$1.72	$0.51
Weighted average number of common units outstanding
Basic	66,595,273	54,112,595	40,400,907
Diluted	93,057,731	65,837,017	60,957,824

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

					Non-controlling	Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Interest in TGR	Total
Balance at January 1, 2021	38,918,689	$257,593,307	20,779,781	$1,038,989	$77,002,442	$—	$335,634,738
Common units issued for equity offering	4,312,500	57,522,440	—	—	—	—	57,522,440
Conversion of Class B units to common units	3,168,202	40,482,756	(3,168,202)	(158,410)	(40,482,756)	—	(158,410)
Redemption of Series A preferred units	—	(10,753,930)	—	—	(4,229,854)	—	(14,983,784)
Restricted units repurchased for tax withholding	(173,185)	(2,064,693)	—	—	—	—	(2,064,693)
Unit-based compensation	936,567	10,632,725	—	—	—	—	10,632,725
Distributions to unitholders	—	(47,309,785)	—	—	(21,534,575)	—	(68,844,360)
Distribution and accretion on Series A preferred units	—	(7,956,092)	—	—	(3,293,877)	—	(11,249,969)
Distribution on Class B units	—	(76,780)	—	—	—	—	(76,780)
Net income	—	30,647,893	—	—	11,789,981	—	42,437,874
Balance at December 31, 2021	47,162,773	328,717,841	17,611,579	880,579	19,251,361	—	348,849,781
Common units issued for equity offering	6,900,000	116,119,417	—	—	—	—	116,119,417
Class B units issued for acquisition	—	—	7,272,821	363,641	120,292,459	—	120,656,100
Conversion of Class B units to common units	9,400,000	162,147,055	(9,400,000)	(470,000)	(162,147,055)	—	(470,000)
Restricted units repurchased for tax withholding	(193,604)	(3,344,828)	—	—	—	—	(3,344,828)
Forfeitures of restricted units	(1,171)	(19,813)	—	—	—	—	(19,813)
Unit-based compensation	963,835	11,107,639	—	—	—	—	11,107,639
Distributions to unitholders	—	(107,402,294)	—	—	(19,323,523)	—	(126,725,817)
Distribution on Class B units	—	(42,243)	—	—	—	—	(42,243)
Proceeds from issuance of TGR public warrants	—	—	—	—	—	11,500,000	11,500,000
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	(17,412,732)	—	—	(3,002,114)	(11,500,000)	(31,914,846)
Net income	—	111,971,734	—	—	18,822,552	—	130,794,286
Balance at December 31, 2022	64,231,833	601,841,776	15,484,400	774,220	(26,106,320)	—	576,509,676
Common units issued for equity offering	8,337,500	110,711,383	—	—	—	—	110,711,383
Units issued for acquisition	557,302	8,654,900	5,369,218	268,461	83,383,956	—	92,307,317
Conversion of Class B units to common units	6,323	101,105	(6,323)	(316)	(101,105)	—	(316)
Restricted units repurchased for tax withholding	(279,662)	(4,851,962)	—	—	—	—	(4,851,962)
Unit-based compensation	998,162	13,111,522	—	—	—	—	13,111,522
Distributions to unitholders	—	(120,372,624)	—	—	(31,551,122)	—	(151,923,746)
Distribution and accretion on Series A preferred units	—	(4,921,063)	—	—	(1,389,152)	—	(6,310,215)
Distribution on Class B units	—	(88,786)	—	—	—	—	(88,786)
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	1,192,969	—	—	379,768	—	1,572,737
Net income	—	65,151,528	—	—	17,854,042	—	83,005,570
Balance at December 31, 2023	73,851,458	$670,530,748	20,847,295	$1,042,365	$42,470,067	$—	$714,043,180

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,005,570	$130,794,286	$42,437,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	96,477,003	50,086,414	36,797,881
Impairment of oil and natural gas properties	18,220,173	—	—
Amortization of right-of-use assets	336,080	319,674	298,093
Amortization of loan origination costs	1,943,025	1,872,700	1,556,769
Loss on extinguishment of debt	480,244	—	—
Equity income in affiliate	—	(2,668,844)	(1,119,819)
Cash distribution from affiliate	—	3,770,651	1,015,559
Forfeiture of restricted units	—	(19,813)	—
Unit-based compensation	13,111,522	11,107,639	10,632,725
(Gain) loss on derivative instruments, net of settlements	(26,371,058)	(14,300,570)	20,343,783
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(12,026,760)	(11,846,567)	(17,594,389)
Accounts receivable and other current assets	1,863,376	(511,319)	(2,077,637)
Accounts payable	509,400	399,318	(77,716)
Other current liabilities	1,263,804	1,590,016	(463,828)
Operating lease liabilities	(348,668)	(324,913)	(306,814)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	(3,508,691)	(3,721,145)	—
Other assets and liabilities	(687,353)	88,966	—
Net cash provided by operating activities	174,267,667	166,636,493	91,442,481
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(141,297)	(163,140)	(772,688)
Purchase of oil and natural gas properties	(490,665,514)	(141,297,776)	(55,300,252)
Proceeds from trust of variable interest entity	930,850	—	—
Cash distribution from affiliate	—	3,637,015	500,389
Consolidated variable interest entities related:
Cash paid for transaction costs	31,553	—	—
Cash received from investments held in trust	243,167,434	—	—
Investment in marketable securities	—	(236,900,000)	—
Net cash used in investing activities	(246,676,974)	(374,723,901)	(55,572,551)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Series A preferred units, net of issuance costs	313,950,000	—	—
Proceeds from equity offering, net of issuance costs	110,711,383	116,119,417	57,522,440
Contributions from Class B unitholders	268,461	363,641	—
Redemption of Class B contributions on converted units	(316)	(470,000)	(158,410)
Redemption on Series A preferred units	—	—	(67,081,680)
Distribution to common unitholders	(120,372,624)	(107,402,294)	(47,309,785)
Distribution to OpCo unitholders	(31,551,122)	(19,323,523)	(21,534,575)
Distribution on Series A preferred units	(961,644)	—	(2,800,012)
Distribution on Class B units	(88,786)	(42,243)	(76,780)
Borrowings on long-term debt	201,084,089	199,200,000	136,565,769
Repayments on long-term debt	(139,900,000)	(183,300,000)	(91,000,000)
Payment of loan origination costs	(6,744,636)	(662,320)	(684,767)
Restricted units repurchased for tax withholding	(4,851,962)	(3,344,828)	(2,064,693)
Consolidated variable interest entities related:
Proceeds from initial public offering of Kimbell Tiger Operating Company	—	227,585,000	—
Payment of underwriting commissions with equity offering of Kimbell Tiger Operating Company, net of adjustments	—	(2,661,288)	—
Redemption of Kimbell Tiger Acquisition Corporation equity units	(243,167,434)	—	—
Net cash provided by (used in) financing activities	78,375,409	226,061,562	(38,622,493)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,966,102	17,974,154	(2,752,563)
CASH AND CASH EQUIVALENTS, beginning of period	25,026,568	7,052,414	9,804,977
CASH AND CASH EQUIVALENTS, end of period	$30,992,670	$25,026,568	$7,052,414

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$23,727,572	$11,207,530	$7,538,814
Cash paid for taxes	$2,281,000	$3,082,245	$—
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$92,038,856	$120,292,459	$—
Noncash effect of Series A preferred unit redemption	$—	$—	$14,893,784
Noncash deemed distribution to Series A preferred units	$473,571	$—	$9,431,794
Distribution on Series A preferred units in accounts payable	$4,875,000	$—	$—
Recognition of tenant improvement asset	$125,000	$125,001	$447,917
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$19,636
Consolidated variable interest entities related:
Reduction of deferred underwriting commission associated with redemption of Kimbell Tiger Acquisition Corporation equity units	$(8,050,000)	$—	$—
Deferred underwriting commissions	$—	$8,050,000	$—

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Cash and Cash Equivalents and Cash Held at Consolidated Variable Interest Entities to the Consolidated Statements of Cash Flows
Cash and cash equivalents	$30,992,670	$24,635,718	$7,052,414
Cash held at consolidated variable interest entities	—	390,850	—
	$30,992,670	$25,026,568	$7,052,414

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

Basis of Presentation

The Partnership’s year-end is December 31. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and all intercompany balances are eliminated in consolidation. A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

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

Global Conflicts

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas and is still active. These conflicts and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, the Partnership has not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, the Partnership will continue to monitor for events that could materially impact them.

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

Oil, Natural Gas and NGL Receivables

Oil, natural gas and NGL receivables consists of revenue payments due to the Partnership from its mineral and royalty interests. The Partnership estimates and records an allowance for expected credit losses when failure to collect the receivable is considered probable based on the relevant facts and circumstances surrounding the receivable. As of December 31, 2023 and 2022, no allowance for expected credit losses is deemed necessary based upon a review of current receivables and the lack of historical write offs.

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

Interest Rate Swaps

The Partnership used an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converted a portion of the Partnership’s secured revolving credit facility from a floating to a fixed rate. Changes in the fair values of the Partnership’s interest rate swaps were recognized as gains or losses in the current period and are presented on a net basis within other income in the consolidated statements of operations.

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

Loan Origination Costs

Certain direct costs associated with the Partnership’s secured revolving credit facility are presented in the consolidated balance sheets as loan origination costs. These costs are amortized over the term of the secured revolving credit facility and included as a component of interest expense in the consolidated statements of operations.

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

The Partnership’s oil and natural gas properties are depleted on the unit-of-production method using estimates of proved oil, natural gas and NGL reserves. Sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change. No gains or losses were recorded for the years ended December 31, 2023, 2022 or 2021.

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

Due to the nature of the Partnership’s mineral and royalty interests, there are no exploratory activities pending determination, and no exploratory costs were charged to expense for the years ended December 31, 2023, 2022 or 2021.

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

Income Taxes

As discussed further in Note 1—Organization and Basis of Presentation, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. The non-controlling interest, which represents OpCo common unitholders’, as defined below, are not subject to federal income taxes.

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

Uncertain tax positions are recognized in the financial statements only if that position is more-likely-than-not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Partnership had no uncertain tax positions at December 31, 2023, 2022 and 2021.

The Partnership recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2023, 2022 and 2021, the Partnership did not recognize any interest or penalty expense related to uncertain tax positions.

Concentration of Credit Risk

The Partnership has no involvement or operational control over the volumes and method of sale of oil, natural gas and NGLs produced and sold from the properties. It is believed that the loss of any single purchaser would not have a material adverse effect on the results of operations.

During the years ended December 31, 2023, 2022 and 2021, the Partnership’s top purchaser accounted for approximately 6.7%, 11.3% and 6.0%, respectively, of oil, natural gas and NGL sales revenue.

Commodity derivative financial instruments may expose the Partnership to credit risk; however, the Partnership monitors the creditworthiness of its counterparties. While the Partnership does not require the counterparties to its derivative contracts to post collateral, the  Partnership does evaluate the credit standing of such counterparties as they deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information.

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

The following table disaggregates the Partnership’s oil, natural gas, and NGL revenues for the following periods:

	Year Ended December 31,
	2023	2022	2021
Oil revenue	$183,150,517	$130,811,485	$87,151,724
Natural gas revenue	59,524,413	122,632,983	66,977,352
NGL revenue	24,909,855	28,519,658	20,958,945
Total Oil, natural gas and NGL revenues	$267,584,785	$281,964,126	$175,088,021

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

Prior-Period Performance Obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for one to four months after the date production is delivered, and as a result, the Partnership is required to estimate the revenue to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received in the month that payment is received from the producer. Identified differences between the Partnership’s revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2023, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and NGL contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represent funds raised by TGR (as defined in Note 3), a consolidated special purpose acquisition company, through the TGR IPO (as defined in Note 3). These funds were held in an actively-traded money market fund, which invested in U.S. Treasury securities. Investments held in trust were classified as trading securities and presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities were included in other income (expense)—interest earned on marketable securities in trust account on the accompanying consolidated statements of operations. The estimated fair values of investments held in the trust account were determined using quoted prices in an active market and therefore classified in Level 1 of the fair value hierarchy, as described in Note 5— Fair Value Measurements.

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represented the shares of Class A common stock of TGR par value $0.0001 per share (the “Class A common stock”) sold in the TGR IPO that were redeemable for cash by the public TGR shareholders that would have been concurrent with TGR’s initial business combination or in the event of TGR’s failure to complete a business combination or a tender offer. The redeemable non-controlling interests were initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. As of June 30, 2023, the shares had been redeemed in full.

Recently Issued Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures.” The amendments in this update apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

NOTE 3—ACQUISITIONS, JOINT VENTURES AND SPECIAL PURPOSE ACQUISITION COMPANY

Acquisitions

2023 Activity

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

Special Purpose Acquisition Company

On January 29, 2021, the Partnership’s recently dissolved special purpose acquisition company and subsidiary, Kimbell Tiger Acquisition Corporation (“TGR”), filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”).

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

On February 8, 2022, TGR consummated its $230.0 million initial public offering (the “TGR IPO”). Under the terms of TGR’s governing documents, TGR had until May 8, 2023 to complete a business combination, subject to TGR Sponsor’s option to extend such deadline by three months up to two times.

On May 22, 2023, as a result of TGR’s inability to consummate an initial business combination on or prior to May 8, 2023, and pursuant to the terms of its organizational documents, TGR redeemed all of its outstanding shares of Class A common stock included as part of the units issued in its initial public offering. The Class A common stock was redeemed on June 22, 2023 and the Partnership completed the dissolution and deconsolidation of TGR (along with TGR Sponsor) on June 30, 2023 in accordance with the terms of its organizational documents. The net non-cash impact of the deconsolidation of TGR was $1.6 million, which is included in the accompanying consolidated balance sheet of as of December 31, 2023 and treated as accretion of redeemable non-controlling interest in TGR in the accompanying consolidated statements of changes in unitholders’ equity for the year ended December 31, 2023.

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

At December 31, 2023, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Beginning fair value of derivative instruments	$(12,324,076)	$(26,624,646)	$(6,280,863)
Gain (loss) on commodity derivative instruments, net	20,888,972	(32,240,915)	(41,240,942)
Net cash paid on settlements of derivative instruments	5,482,086	46,541,485	20,897,159
Ending fair value of derivative instruments	$14,046,982	$(12,324,076)	$(26,624,646)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		December 31,	December 31,
Classification	Balance Sheet Location	2023	2022
Assets:
Current assets	Derivative assets	$11,427,735	$—
Long-term assets	Derivative assets	2,888,051	754,786
Liabilities:
Current liabilities	Derivative liabilities	(208,710)	(12,646,720)
Long-term liabilities	Derivative liabilities	(60,094)	(432,142)
		$14,046,982	$(12,324,076)

At December 31, 2023, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
January 2024 - December 2024	568,926	$79.04	$69.30	$85.34
January 2025 - December 2025	563,526	$70.36	$64.35	$77.01

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
January 2024 - December 2024	5,285,182	$3.97	$3.06	$4.48
January 2025 - December 2025	5,153,291	$3.81	$3.50	$4.37

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the consolidated balance sheets approximated fair value at December 31, 2023 and 2022 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2023 and 2022.

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

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
December 31, 2023
Assets
Commodity derivative contracts	$—	$14,315,786	$—	$—	$14,315,786
Liabilities
Commodity derivative contracts	$—	$(268,804)	$—	$—	$(268,804)
December 31, 2022
Assets
Commodity derivative contracts	$—	$754,786	$—	$—	$754,786
Assets of consolidated variable interest entities:
Investments held in trust	$240,621,146	$—	$—	$—	$240,621,146
Liabilities
Commodity derivative contracts	$—	$(13,078,862)	$—	$—	$(13,078,862)

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	December 31,	December 31,
	2023	2022
Oil and natural gas properties
Proved properties	$1,825,977,244	$1,258,290,375
Unevaluated properties	222,712,844	207,695,343
Less: accumulated depreciation, depletion and impairment	(827,033,944)	(712,716,951)
Total oil and natural gas properties	$1,221,656,144	$753,268,767

The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The Partnership assesses all unevaluated properties on a periodic basis for possible impairment. The Partnership assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: economic and market conditions, operators’ intent to drill, remaining lease term, geological and geophysical evaluations, operators’ drilling results and activity, the assignment of proved reserves and the economic viability of operator development if proved reserves are assigned. Costs associated with unevaluated properties are excluded from the full cost pool until a determination as to the existence of proved developed reserves is able to be made. During any period in which these factors indicate an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and to the full cost ceiling test.

As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $18.2 million during the year ended December 31, 2023. The impairment is primarily attributed to the decline in the 12-month average price of oil and natural gas. As of December 31, 2023, the 12-month average prices of oil and natural gas were $78.22 per Bbl of oil and $2.64 per Mcf of natural gas. These prices represent a 16.5% and 58.5% decrease, respectively, from the 12-month average prices of oil and natural gas as of December 31, 2022, which were $93.67 per Bbl of oil and $6.36 per Mcf of natural gas. The Partnership did not record an impairment on its oil and natural gas properties for the years ended December 31, 2022 and 2021.

NOTE 7—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying consolidated balance sheets. Short-term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of December 31, 2023 is 5.43 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 6.75% for the year ended December 31, 2023.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying consolidated statements of operations. The total operating lease expense recorded for the years ended December 31, 2023, 2022 and 2021 was $0.6 million, $0.5 million and $0.4 million, respectively.

Currently, the most substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

Maturities of lease liabilities as of December 31, 2023 are as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases	$2,712,673	$488,725	$497,033	$507,648	$511,917	$496,785	$210,565
Less: Imputed Interest	(476,273)
Total	$2,236,400

NOTE 8—LONG-TERM DEBT

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

On December 8, 2023, in connection with the November 1, 2023 redetermination, the Partnership entered into Amendment No. 2 (the “Second Amendment”) to the A&R Credit Agreement. The amendment amends the A&R Credit Agreement to, among other things, increase each of the borrowing base and aggregate elected commitments from $400.0 million to $550.0 million.

The secured revolving credit facility bears interest at a rate equal to, at the Partnership’s election, either (a) the Secured Overnight Financing Rate (as defined in the A&R Credit Agreement) plus an applicable margin that varies from 2.75% to 3.75% per annum or (b) a base rate plus an applicable margin that varies from 1.75% to 2.75% per annum, based on borrowing base utilization.

The secured revolving credit facility is guaranteed by certain of the Partnership’s material subsidiaries and is collateralized by substantially all assets, including the oil and natural gas properties of such subsidiaries, including mortgages on at least 75% of the PV-9 of the proved reserves constituting borrowing base properties as set forth on the Partnership’s most recent reserve report. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year by the Lenders, with one interim unscheduled redetermination available to each of the Partnership and a group of certain Lenders between scheduled redeterminations during each calendar year. The next scheduled redetermination will be on or around May 1, 2024.

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

During the year ended December 31, 2023, the Partnership borrowed an additional $201.1 million under the secured revolving credit facility and repaid approximately $139.9 million of the outstanding borrowings. As of December 31, 2023, the Partnership’s outstanding balance was $294.2 million and there were no outstanding letters of credit under the secured revolving credit facility. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of December 31, 2023.

As of December 31, 2023, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.25% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.25%. For the year ended December 31, 2023, the weighted average interest rate on the Partnership’s outstanding borrowings was 8.62%.

NOTE 9—PREFERRED UNITS

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

The Series A preferred units are redeemable at the option of the Series A Purchasers after seven years from the effective date of the Series A preferred unit purchase agreement, August 2, 2023. The Series A preferred units may be redeemed by the Partnership at any time or in the event of a change of control. The Series A preferred units may be redeemed for a cash amount per Series A preferred unit equal to the product of (a) the number of outstanding Series A preferred units multiplied by (b) the greatest of (i) an amount (together with all prior distributions made in respect of such Series A preferred unit) necessary to achieve the Minimum IRR (as defined below), (ii) an amount (together with all prior distributions made in respect of such Series A preferred unit) necessary to achieve a return on investment equal to 1.2 times with respect to such Series A preferred unit and (iii) the Series A issue price plus accrued and unpaid distributions.

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

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of December 31, 2023, the Partnership had a total of 73,851,458 common units issued and outstanding and 20,847,295 Class B units outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2022	64,231,833
Common units issued under the A&R LTIP (1)	998,162
Restricted units repurchased for tax withholding	(279,662)
Common unit issued for acquisition	557,302
Common units issued for equity offering	8,337,500
Conversion of Class B units	6,323
Balance at December 31, 2023	73,851,458
(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as amended, the “A&R LTIP”) on February 21, 2023.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2023	$0.35	May 3, 2023	May 15, 2023	May 22, 2023
Q2 2023	$0.39	August 2, 2023	August 14, 2023	August 21, 2023
Q3 2023	$0.51	November 2, 2023	November 13, 2023	November 20, 2023
Q4 2023	$0.43	February 21, 2024	March 13, 2024	March 20, 2024

Q1 2022	$0.47	April 22, 2022	May 2, 2022	May 9, 2022
Q2 2022	$0.55	August 3, 2022	August 15, 2022	August 22, 2022
Q3 2022	$0.49	November 3, 2022	November 14, 2022	November 21, 2022
Q4 2022	$0.48	February 23, 2023	March 9, 2023	March 16, 2023

Q1 2021	$0.27	April 23, 2021	May 3, 2021	May 10, 2021
Q2 2021	$0.31	July 23, 2021	August 2, 2021	August 9, 2021
Q3 2021	$0.37	October 22, 2021	November 1, 2021	November 8, 2021
Q4 2021	$0.37	January 21, 2022	January 31, 2022	February 7, 2022

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2022	15,484,400
Class B units issued for acquisition	5,369,218
Conversion of Class B units	(6,323)
Balance at December 31, 2023	20,847,295

For each Class B unit issued, five cents have been paid to the Partnership as additional consideration (the “Class B Contribution”). Holders of the Class B units are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A preferred units but prior to distributions on the common units and OpCo common units.

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

NOTE 11—EARNINGS PER COMMON UNIT

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Year Ended December 31,
	2023	2022	2021
Net income attributable to common units of Kimbell Royalty Partners, LP	$60,141,679	$111,929,491	$22,615,021
Net adjustment to accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	1,572,737	(17,412,732)	—
Net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	61,714,416	94,516,759	22,615,021
Distribution and accretion on Series A preferred units	6,310,215	—
Net income attributable to non-controlling interests in OpCo and distribution on Class B units	16,553,676	18,864,795	8,496,104
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$84,578,307	$113,381,554	$31,111,125

Weighted average number of common units outstanding:
Basic	66,595,273	54,112,595	40,400,907
Effect of dilutive securities:
Series A preferred units	6,499,350	—	—
Class B units	18,851,387	10,819,266	18,839,607
Restricted units	1,111,721	905,156	1,717,310
Diluted	93,057,731	65,837,017	60,957,824

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.93	$1.75	$0.56
Diluted	$0.91	$1.72	$0.51

The calculation of diluted net income per share for the year ended December 31, 2023 includes the conversion of Series A preferred units to common units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method. The calculation of diluted net income per share for the years ended December 31, 2022 and 2021 includes the conversion of all Class B units to common units calculated using the “if-converted” method and unvested restricted units calculated using the treasury stock method.

NOTE 12—UNIT-BASED COMPENSATION

On May 18, 2022, the Partnership held a special meeting of unitholders of the Partnership (the “Special Meeting”), at which the Partnership’s unitholders voted to approve the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-

Term Incentive Plan (the “A&R LTIP”), which increased the number of common units eligible for issuance under the A&R LTIP by 3,700,000 common units for a total of 8,241,600 common units. The Partnership’s A&R LTIP authorizes grants to its employees, directors and consultants. The restricted units issued under the Partnership’s A&R LTIP generally vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through the applicable vesting date. Compensation expense for such awards will be recognized over the term of the service period on a straight-line basis over the requisite service period for the entire award. Management elects not to estimate forfeiture rates and to account for forfeitures in compensation cost when they occur. Compensation expense for consultants is treated in the same manner as that of the employees and directors.

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

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2022	1,897,192	$13.553	1.517 years
Awarded	998,162	15.020	—
Vested	(943,924)	12.602	—
Unvested at December 31, 2023	1,951,430	$14.763	1.525 years

NOTE 13—INCOME TAXES

The Partnership’s provision for income taxes is based on the estimated annual effective tax rate. The Partnership incurred $3.8 million and $2.7 million of income taxes for the years ended December 31, 2023 and 2022, respectively, and a de minimis amount of income taxes during the year ended December 31, 2021.

The Partnership has filed all tax returns to date that are currently due.

The Partnership’s effective income tax rate was 4.34% for the year ended December 31, 2023. The Partnership earned income before taxes, as calculated under GAAP,  for the current year and is recording a current income tax expense of $3.8 million primarily related to income that was not sheltered due to depletion and other non-cash deductions.

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$2,469,584	$2,412,702	$69,067
State	1,296,718	326,000	5,033
Total Current	3,766,302	2,738,702	74,100
Deferred
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
Provision for income taxes	$3,766,302	$2,738,702	$74,100

The Partnership’s income tax expense differs from the amount derived by applying the statutory federal rate to pre-tax income principally due the effect of the following items:

	Year Ended December 31,
	2023	2022	2021
Net income before taxes	$86,771,872	$133,532,988	$42,511,974
Statutory rate	21%	21%	21%
Income tax provision computed at statutory rate	18,222,093	28,041,927	8,927,515
Reconciling items:
State income taxes	1,393,149	326,000	5,033
Non-controlling interest	(3,518,924)	(3,988,366)	(1,788,347)
Income at OpCo	(14,703,170)	(24,053,561)	(7,139,168)
Change in valuation allowance - federal	2,860,951	2,202,314	(363,132)
Change in valuation allowance - state	(96,431)	(1,307,605)	(40,626)
Other, net	(391,366)	1,517,993	472,825
Provision for income taxes	$3,766,302	$2,738,702	$74,100

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Partnership’s deferred taxes are detailed in the table below.

	Year Ended December 31,
	2023	2022	2021
Deferred tax asset
Outside basis in OpCo	$22,624,765	$18,494,572	$6,641,452
Federal tax loss carryforwards	—	2,645,475	12,296,282
State tax loss carryforwards	385,926	482,356	1,789,961
Business interest deduction limitation	1,376,234	—	—
Deferred tax asset	24,386,925	21,622,403	20,727,695
Valuation allowance	(24,386,925)	(21,622,403)	(20,727,695)
Net deferred tax asset	$—	$—	$—

The tax years ended December 31, 2020 through 2023 remain open to examination under the applicable statute of limitations in the United States and other jurisdictions in which the Partnership and its subsidiaries file income tax returns. In some instances, state statutes of limitations are longer than those under United States federal tax law. The Partnership believes that it is more likely than not that the benefit from the outside basis differences in the Partnership’s investment in the Operating Company and its federal and state loss carryforward will not be realized. In recognition of this risk, the Partnership has provided a valuation allowance of $24.4 million on the deferred tax assets.

As of December 31, 2023, the Partnership has not recorded a reserve for any uncertain tax positions.

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

During the year ended December 31, 2023, no monthly services fee was paid to BJF Royalties. During the year ended December 31, 2023, the Partnership made payments to K3 Royalties in the amount of $120,000.

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $26,500 for the year ended December 31, 2023, for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $602,600 for the year ended December 31, 2023.

The Partnership received $180,626 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the year ended December 31, 2023.

Commencing on the date of the TGR IPO, TGR agreed to pay the Partnership a total of $25,000 per quarter for office space utilities, secretarial support and administrative services provided to members of the management team. During the year ended December 31, 2023, TGR incurred $50,000 as part of this service agreement. Such fees were eliminated in consolidation. Upon TGR’s liquidation, TGR ceased paying these monthly fees.

NOTE 15—ADMINISTRATIVE SERVICES

On September 13, 2023, in connection with the LongPoint Acquisition and pursuant to the terms of the securities purchase agreement, a transition services agreement (the “Transition Services Agreement”) by and between the Operating Company and FourPoint Energy, LLC (“FourPoint”), the former manager of the acquired assets, became effective. Pursuant to the Transition Services Agreement, FourPoint provided certain administrative services and accounting assistance on a transitional basis for a monthly service fee of approximately $250,000 for the four-month period ending January 13, 2024, at which the Transition Services Agreement was terminated by the Partnership. During the year ended December 31, 2023, the Partnership paid $0.9 million in Transition Services Agreement costs.

NOTE 16—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of December 31, 2023.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to December 31, 2023 in the preparation of its consolidated financial statements.

Distributions

On February 21, 2024, the Board of Directors declared a quarterly cash distribution of $0.43 per common unit and $0.453897 per OpCo common unit for the quarter ended December 31, 2023. The Partnership intends to pay this distribution on March 20, 2024 to common unitholders and OpCo common unitholders of record as of the close of business on March 13, 2024.

As to the Partnership, $0.023897 of the OpCo common unit distribution corresponds to a tax payment made by the Partnership in the fourth quarter of 2023. Under the limited liability company agreement of the Operating Company, the Partnership is not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $4.9 million for the quarter ended December 31, 2023. We intend to pay the distribution subsequent to March 13, 2024 and prior to the distribution on the common units and OpCo common units.

Executive Bonus and LTIP Issuance

On February 19, 2024, the Conflicts and Compensation Committee of the Board of Directors approved short-term incentive cash bonuses for executive officers of approximately $2.5 million and the issuance of 1,087,502 restricted units to its employees and directors.

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

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,	December 31,
	2023	2022
Oil, natural gas and NGL interests
Proved properties	$1,825,977,244	$1,258,290,375
Unevaluated properties	222,712,844	207,695,343
Total oil, natural gas and NGL interests	2,048,690,088	1,465,985,718
Accumulated depreciation, depletion, accretion and impairment	(827,033,944)	(712,716,951)
Net oil, natural gas and NGL interests capitalized	$1,221,656,144	$753,268,767

Costs Incurred in Oil and Natural Gas Activities

Costs incurred in oil, natural gas and NGL acquisition and development activities are as follows:

	Year Ended December 31,
	2023	2022	2021
Acquisition costs
Proved properties	$260,145,370	$56,848,235	$55,300,252
Unevaluated properties	322,559,000	204,742,000	—
Total	582,704,370	261,590,235	55,300,252
Development costs
Proved properties	—	—	—
Total	—	—	—
Total costs incurred on oil, natural gas and NGL activities	$582,704,370	$261,590,235	$55,300,252

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

	Year Ended December 31,
	2023	2022	2021
Oil, natural gas and NGL revenues	$267,584,785	$281,964,126	$175,088,021
Lease bonus and other income	5,594,855	3,073,609	3,319,104
Production and ad valorem taxes	(20,326,477)	(16,238,814)	(10,480,481)
Depreciation and depletion expense	(96,477,003)	(50,086,414)	(36,797,881)
Impairment of oil and natural gas properties	(18,220,173)	—	—
Marketing and other deductions	(12,564,619)	(13,383,074)	(12,048,643)
Results of operations from oil, natural gas and NGLs	$125,591,368	$205,329,433	$119,080,120

The following tables summarize the net ownership interest in the proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows related to the proved oil, natural gas and NGL reserves. The estimates were prepared by the Partnership based on reserve reports prepared by Ryder Scott for the years ended December 31, 2023, 2022 and 2021. The proved oil, natural gas and NGL reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the FASB and the SEC.

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

The Partnership’s net proved oil, natural gas and NGL reserves and changes in net proved oil, natural gas and NGL reserves attributable to the oil, natural gas and NGL properties, which are located in multiple states are summarized below:

	Crude Oil and		Natural Gas
	Condensate	Natural Gas	Liquids	Total
	(MBbls)	(MMcf)	(MBbls)	(MBOE)
Net proved reserves at January 1, 2021	12,294	144,233	6,085	42,418
Revisions of previous estimates (1)	251	24,079	780	5,044
Purchase of minerals in place (2)	1,310	8,537	519	3,252
Production	(1,344)	(19,085)	(715)	(5,240)
Net proved reserves at December 31, 2021	12,511	157,764	6,669	45,474
Revisions of previous estimates (1)	(58)	17,119	759	3,554
Purchase of minerals in place (3)	1,328	5,726	707	2,989
Production	(1,426)	(20,311)	(747)	(5,558)
Net proved reserves at December 31, 2022	12,355	160,298	7,388	46,459
Revisions of previous estimates (1)	3,273	26,068	814	8,432
Purchase of minerals in place (4)	6,565	41,560	4,400	17,892
Production	(2,393)	(23,384)	(1,083)	(7,374)
Net proved reserves at December 31, 2023	19,800	204,542	11,519	65,409

Net proved developed reserves
December 31, 2021	12,511	157,764	6,669	45,474
December 31, 2022	12,355	160,298	7,388	46,459
December 31, 2023	19,800	204,542	11,519	65,409
(1)	Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.
(2)	Includes the acquisition of mineral and royalty interests for a total of $55.3 million, primarily consisting of mineral and royalty interests in the Permian Basin, Mid-Continent, Haynesville and other leading U.S. basins.
(3)	Includes the acquisition of mineral and royalty interests for a total of $56.8 million, primarily consisting of mineral and royalty interests in the Permian Basin.
(4)	Includes the acquisition of mineral and royalty interests, primarily consisting of mineral and royalty interests in the Permian Basin and Mid-Continent.

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

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Future cash inflows	$2,226,313	$2,253,273	$1,335,917
Future production costs	(164,848)	(161,676)	(100,947)
Future state margin taxes	(49,144)	(76,322)	(42,965)
Future net cash flows	2,012,321	2,015,275	1,192,005
Less 10% annual discount to reflect timing of cash flows	(1,037,192)	(1,110,980)	(665,390)
Standard measure of discounted future net cash flows	$975,129	$904,295	$526,615

Reserve estimates and future cash flows are based on the average market prices for sales of oil, natural gas and NGL adjusted for basis differentials, on the first calendar day of each month during the year. The average prices used for 2023, 2022 and 2021 were $78.22, $93.67 and $66.56 per barrel for crude oil and $2.64, $6.36 and $3.60 per Mcf for natural gas, respectively.

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

Changes in Standardized Measure

Changes in the standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Standardized measure - beginning of year	$904,295	$526,615	$284,996
Sales, net of production costs	(236,953)	(252,597)	(152,751)
Net changes of prices and production costs related to future production	(302,599)	365,427	225,868
Revisions of previous quantity estimates, net of related costs	128,727	71,776	60,517
Net changes in state margin taxes	10,433	(15,266)	(8,665)
Accretion of discount	78,425	44,280	25,743
Purchases of reserves in place	435,230	77,719	40,545
Timing differences and other	(42,429)	86,341	50,362
Standardized measure - end of year	$975,129	$904,295	$526,615