Form 10-Q
period 2024-03-31
Kimbell Royalty Partners, LP
filed 2024-05-02
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 OR

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

As of April 26, 2024, the registrant had outstanding 74,646,476 common units representing limited partner interests and 20,847,295 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$39,679,620	$30,992,670
Oil, natural gas and NGL receivables	54,704,277	59,020,471
Derivative assets	6,073,891	11,427,735
Accounts receivable and other current assets	2,849,066	1,699,536
Total current assets	103,306,854	103,140,412
Property and equipment, net	532,037	589,895
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($172,373,481 and $222,712,844 excluded from depletion at March 31, 2024 and December 31, 2023, respectively)	2,048,711,692	2,048,690,088
Less: accumulated depreciation, depletion and impairment	(871,067,953)	(827,033,944)
Total oil and natural gas properties, net	1,177,643,739	1,221,656,144
Right-of-use assets, net	2,102,919	2,189,243
Derivative assets	673,728	2,888,051
Loan origination costs, net	6,811,840	7,325,471
Total assets	$1,291,071,117	$1,337,789,216

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,854,075	$6,594,736
Other current liabilities	5,325,703	6,173,314
Derivative liabilities	—	208,710
Total current liabilities	12,179,778	12,976,760
Operating lease liabilities, excluding current portion	1,795,924	1,887,693
Derivative liabilities	1,438,351	60,094
Long-term debt	285,359,776	294,200,000
Other liabilities	166,667	197,917
Total liabilities	300,940,496	309,322,464
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (325,000 units issued and outstanding as of March 31, 2024 and December 31, 2023)	314,818,215	314,423,572
Kimbell Royalty Partners, LP unitholders' equity:
Common units (74,646,476 units and 73,851,458 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	640,371,650	670,530,748
Class B units (20,847,295 units issued and outstanding as of March 31, 2024 and December 31, 2023)	1,042,365	1,042,365
Total Kimbell Royalty Partners, LP unitholders' equity	641,414,015	671,573,113
Non-controlling interest in OpCo	33,898,391	42,470,067
Total unitholders' equity	675,312,406	714,043,180
Total liabilities, mezzanine equity and unitholders' equity	$1,291,071,117	$1,337,789,216

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Oil, natural gas and NGL revenues	$87,499,509	$57,416,759
Lease bonus and other income	438,796	437,337
(Loss) gain on commodity derivative instruments, net	(5,704,361)	9,062,376
Total revenues	82,233,944	66,916,472
Costs and expenses
Production and ad valorem taxes	6,531,901	4,277,204
Depreciation and depletion expense	38,166,806	17,563,648
Impairment of oil and natural gas properties	5,963,575	—
Marketing and other deductions	4,562,944	2,762,039
General and administrative expense	9,447,881	8,278,267
Consolidated variable interest entities related:
General and administrative expense	—	708,226
Total costs and expenses	64,673,107	33,589,384
Operating income	17,560,837	33,327,088
Other income (expense)
Interest expense	(7,301,330)	(5,463,404)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	2,438,837
Net income before income taxes	10,259,507	30,302,521
Income tax expense	922,568	1,402,983
Net income	9,336,939	28,899,538
Distribution and accretion on Series A preferred units	(5,256,287)	—
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(890,849)	(5,563,418)
Distribution on Class B units	(20,847)	(15,484)
Net income attributable to common units of Kimbell Royalty Partners, LP	$3,168,956	$23,320,636

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.04	$0.37
Diluted	$0.04	$0.36
Weighted average number of common units outstanding
Basic	72,112,056	62,541,565
Diluted	116,539,624	79,757,979

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2024
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total
Balance at January 1, 2024	73,851,458	$670,530,748	20,847,295	$1,042,365	$42,470,067	$714,043,180
Restricted units repurchased for tax withholding	(292,484)	(4,914,149)	—	—	—	(4,914,149)
Unit-based compensation	1,087,502	3,684,080	—	—	—	3,684,080
Distributions to unitholders	—	(32,097,985)	—	—	(9,462,525)	(41,560,510)
Distribution and accretion on Series A preferred units	—	(4,108,784)	—	—	(1,147,503)	(5,256,287)
Distribution on Class B units	—	(20,847)	—	—	—	(20,847)
Net income	—	7,298,587	—	—	2,038,352	9,336,939
Balance at March 31, 2024	74,646,476	$640,371,650	20,847,295	$1,042,365	$33,898,391	$675,312,406

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

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,336,939	$28,899,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	38,166,806	17,563,648
Impairment of oil and natural gas properties	5,963,575	—
Amortization of right-of-use assets	86,324	83,157
Amortization of loan origination costs	530,130	516,098
Unit-based compensation	3,684,080	3,170,000
Loss (gain) on derivative instruments, net of settlements	8,737,714	(12,499,601)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	4,316,194	11,058,014
Accounts receivable and other current assets	(1,149,530)	513,812
Accounts payable	312,764	(290,521)
Other current liabilities	(847,611)	255,526
Operating lease liabilities	(91,769)	(85,018)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	(2,438,837)
Other assets and liabilities	—	307,790
Net cash provided by operating activities	69,045,616	47,053,606
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(69,763)	(39,798)
Purchase of oil and natural gas properties	(21,605)	(281,844)
Net cash used in investing activities	(91,368)	(321,642)
CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to common unitholders	(32,097,985)	(31,176,160)
Distribution to OpCo unitholders	(9,462,525)	(7,436,615)
Distribution on Series A preferred units	(4,915,069)	—
Distribution on Class B units	(20,847)	(15,484)
Borrowings on long-term debt	4,959,776	4,000,000
Repayments on long-term debt	(13,800,000)	(13,100,000)
Payment of loan origination costs	(16,499)	—
Restricted units repurchased for tax withholding	(4,914,149)	(4,851,962)
Net cash used in financing activities	(60,267,298)	(52,580,221)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,686,950	(5,848,257)
CASH AND CASH EQUIVALENTS, beginning of period	30,992,670	25,026,568
CASH AND CASH EQUIVALENTS, end of period	$39,679,620	$19,178,311
Supplemental cash flow information:
Cash paid for interest	$6,696,655	$5,106,816
Non-cash investing and financing activities:
Noncash deemed distribution to Series A preferred units	$394,643	$—
Distribution on Series A preferred units in accounts payable	$4,861,644	$—
Recognition of tenant improvement asset	$31,250	$31,250

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Reconciliation of Cash and Cash Equivalents and Cash Held at Consolidated Variable Interest Entities to the Consolidated Statements of Cash Flows
Cash and cash equivalents	$39,679,620	$19,077,381
Cash held at consolidated variable interest entities	—	100,930
	$39,679,620	$19,178,311

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As a result, the accompanying unaudited interim consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which contains a summary of the Partnership’s significant accounting policies and other disclosures. In the opinion of management of the General Partner, the unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP and all adjustments are of a normal recurring nature. The accompanying unaudited interim consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Global Conflicts

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas and is still active. In April 2024, Iran launched an attack on Israel, further escalating the regional conflict in the Middle East. These conflicts and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, the Partnership has not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, the Partnership will continue to monitor for events that could materially impact them.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2023 Form 10-K, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three months ended March 31, 2024.

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

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represented funds raised by Kimbell Tiger Acquisition Corporation (“TGR”), a consolidated special purpose acquisition company, through the TGR’s initial public offering. These funds were held in an actively-traded money market fund, which invested in U.S. Treasury securities. Investments held in trust were classified as trading securities and were presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in other income (expense)—interest earned on marketable securities in trust account on the accompanying unaudited interim consolidated statements of operations. Interest earned on marketable securities in trust account was $2.4 million for the three months ended March 31, 2023. As discussed further in Note 4, the Partnership completed the dissolution and deconsolidation of TGR (along with related entities) on June 30, 2023.

Recently Issued Accounting Pronouncements

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

The following table disaggregates the Partnership’s oil, natural gas, and NGL revenues for the following periods:

	Three Months Ended March 31,
	2024	2023
Oil revenue	$61,627,873	$33,000,286
Natural gas revenue	14,554,573	19,648,782
NGL revenue	11,317,063	4,767,691
Total Oil, natural gas and NGL revenues	$87,499,509	$57,416,759

NOTE 4—ACQUISITIONS AND SPECIAL PURPOSE ACQUISITION COMPANY

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

On May 17, 2023, the Partnership completed the acquisition of certain mineral and royalty assets held by MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”). The aggregate consideration for the MB Minerals Acquisition consisted of (i) approximately $48.8 million in cash and (ii) the issuance of (a) 5,369,218 common units of the Operating Company (“OpCo common units”) and an equal number of Class B units representing limited partnership interests in the Partnership (“Class B Units”) and (b) 557,302 common units representing limited partner interests in the Partnership (“common units”). The Partnership funded the cash payment of the purchase price with borrowings under its secured revolving credit facility. The assets acquired in the MB Minerals Acquisition are located in Howard and Borden Counties, Texas. The MB Minerals Acquisition was accounted for as an asset acquisition and the allocation of the purchase price was $60.8 million to proved properties and $74.9 million to unevaluated properties.

Special Purpose Acquisition Company

On February 8, 2022, the Partnership’s previously dissolved special purpose acquisition company and subsidiary, TGR, consummated its $230 million initial public offering. Under the terms of TGR’s governing documents, TGR had until May 8, 2023 to complete a business combination, subject to an option to extend such deadline.

On May 22, 2023, as a result of TGR’s inability to consummate an initial business combination on or prior to May 8, 2023, and pursuant to the terms of its organizational documents, TGR redeemed all of its outstanding shares of Class A common stock of TGR, par value $0.0001 per share (the “Class A common stock”), included as part of the units issued in its initial public offering. The Class A common stock was redeemed on June 22, 2023 and the Partnership completed the dissolution and deconsolidation of TGR (along with related entities) on June 30, 2023 in accordance with the terms of its organizational documents.

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

As of March 31, 2024, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended March 31,
	2024	2023
Beginning fair value of derivative instruments	$14,046,982	$(12,324,076)
(Loss) gain on commodity derivative instruments, net	(5,704,361)	9,062,376
Net cash (received) paid on settlements of derivative instruments	(3,033,353)	3,437,225
Ending fair value of derivative instruments	$5,309,268	$175,525

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		March 31,	December 31,
Classification	Balance Sheet Location	2024	2023
Assets:
Current assets	Derivative assets	$6,073,891	$11,427,735
Long-term assets	Derivative assets	673,728	2,888,051
Liabilities:
Current liabilities	Derivative liabilities	—	(208,710)
Long-term liabilities	Derivative liabilities	(1,438,351)	(60,094)
		$5,309,268	$14,046,982

As of March 31, 2024, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
April 2024 - December 2024	425,055	$78.07	$69.30	$83.00
January 2025 - December 2025	563,526	$70.36	$64.35	$77.01
January 2026 - March 2026	146,880	$70.38	$70.38	$70.38

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
April 2024 - December 2024	3,979,969	$4.00	$3.06	$4.48
January 2025 - December 2025	5,153,291	$3.81	$3.50	$4.37
January 2026 - March 2026	1,296,000	$4.07	$4.07	$4.07

NOTE 6—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of March 31, 2024 and December 31, 2023 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2024 and 2023.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
March 31, 2024
Assets
Commodity derivative contracts	$—	$6,747,619	$—	$—	$6,747,619
Liabilities
Commodity derivative contracts	$—	$(1,438,351)	$—	$—	$(1,438,351)
December 31, 2023
Assets
Commodity derivative contracts	$—	$14,315,786	$—	$—	$14,315,786
Liabilities
Commodity derivative contracts	$—	$(268,804)	$—	$—	$(268,804)

NOTE 7—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	March 31,	December 31,
	2024	2023
Oil and natural gas properties
Proved properties	$1,876,338,211	$1,825,977,244
Unevaluated properties	172,373,481	222,712,844
Less: accumulated depreciation, depletion and impairment	(871,067,953)	(827,033,944)
Total oil and natural gas properties	$1,177,643,739	$1,221,656,144

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

As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $6.0 million during the three months ended March 31, 2024. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas. The impairment is primarily attributed to the decline in the 12-month average price of oil and natural gas. The Partnership did not record an impairment on its oil and natural gas properties for the three months ended March 31, 2023.

NOTE 8—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. Currently, the only substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of March 31, 2024 is 5.14 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 6.75% for the three months ended March 31, 2024.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three months ended March 31, 2024 and 2023. The total operating lease expense recorded for both the three months March 31, 2024 and 2023 was $0.1 million.

Future minimum lease commitments as of March 31, 2024 were as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases	$2,590,393	$366,445	$497,033	$507,648	$511,917	$496,785	$210,565
Less: Imputed Interest	(439,010)
Total	$2,151,383

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

On July 24, 2023, the Partnership entered into Amendment No. 1 (the “First Amendment”) to the A&R Credit Agreement. The amendment amended the A&R Credit Agreement to, among other things, (i) decrease the frequency of and increase the threshold for excess cash determinations from $30.0 million to $50.0 million and (ii) permit the Partnership to issue certain preferred equity interests.

On December 8, 2023, in connection with the November 1, 2023 redetermination, the Partnership entered into Amendment No. 2 (the “Second Amendment”) to the A&R Credit Agreement. The amendment amends the A&R Credit Agreement to, among other things, increase each of the borrowing base and aggregate elected commitments from $400.0 million to $550.0 million.

The secured revolving credit facility bears interest at a rate equal to, at the Partnership’s election, either (i) the Secured Overnight Financing Rate (as defined in the A&R Credit Agreement) plus an applicable margin that varies from 2.75% to 3.75% per annum or (ii) a base rate plus an applicable margin that varies from 1.75% to 2.75% per annum, based on borrowing base utilization.

The secured revolving credit facility is guaranteed by certain of the Partnership’s material subsidiaries and is collateralized by substantially all assets, including the oil and natural gas properties of such subsidiaries, including mortgages on at least 75% of the PV-9 of the proved reserves constituting borrowing base properties as set forth on the Partnership’s most recent reserve report. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year by the Lenders, with one interim unscheduled redetermination available to each of the Partnership and a group of certain Lenders between scheduled redeterminations during each calendar year. The May borrowing base redetermination is currently being conducted and is expected to be finalized by the end of May 2024.

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

During the three months ended March 31, 2024, the Partnership borrowed an additional $5.0 million under the secured revolving credit facility and repaid approximately $13.8 million of the outstanding borrowings. As of March 31, 2024, the Partnership’s outstanding balance was $285.4 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of March 31, 2024.

As of March 31, 2024, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.25% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.25%. For the three months ended March 31, 2024, the weighted average interest rate on the Partnership’s outstanding borrowings was 8.71%.

NOTE 10—PREFERRED UNITS

On August 2, 2023, the Partnership entered into a Series A preferred unit purchase agreement with certain funds managed by affiliates of Apollo (NYSE: APO) (collectively, the “Series A Purchasers”) to issue and sell up to 400,000 Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”). On September 13, 2023, in connection with the closing of the LongPoint Acquisition, the Partnership completed the private placement of 325,000 Series A preferred units to the Series A Purchasers for $1,000 per Series A preferred unit, resulting in gross proceeds to the Partnership of $325.0 million (the “Preferred Unit Transaction”). The Partnership used the net proceeds from the Preferred Unit Transaction to purchase 325,000 preferred units of the Operating Company. The Operating Company in turn used the net proceeds to fund a portion of the LongPoint Acquisition. The Series A preferred units rank senior to the Partnership’s common units with respect to distribution rights and rights upon liquidation.

Until the conversion of the Series A preferred units into common units or their redemption, holders of the Series A preferred units are entitled to receive cumulative quarterly distributions equal to 6.0% per annum plus accrued and unpaid distributions. The Partnership has the right, in any four non-consecutive quarters, to elect not to pay such quarterly distribution in cash and instead have the unpaid distribution amount added to the liquidation preference at the rate of 10.0% per annum. If the Partnership makes such an election in consecutive quarters or if the Partnership fails to pay in full, in cash and when due, any distribution owed to the Series A preferred units or otherwise materially breaches its obligations to the holders of the Series A preferred units, the distribution rate will increase to 20.0% per annum until the accumulated distributions are paid in full in cash, or any such material breach is cured, as applicable. Each holder of Series A preferred units has the right to share in any special distributions by the Partnership of cash, securities or other property pro rata with the common units on an as-converted basis, subject to customary adjustments. The Partnership cannot declare or make any distributions, redemptions or repurchases on any junior securities, including any of their common units, prior to paying the quarterly distribution payable to the Series A preferred units, including any previously accrued and unpaid distributions.

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

The Series A preferred units are redeemable at the option of the Series A Purchasers after seven years from the effective date of the Series A preferred unit purchase agreement, August 2, 2023. The Series A preferred units may be redeemed by the Partnership at any time or in the event of a change of control. The Series A preferred units may be redeemed for a cash amount per Series A preferred unit equal to the product of (i) the number of outstanding Series A preferred units multiplied by (ii) the greatest of (a) an amount (together with all prior distributions made in respect of such Series A preferred unit) necessary to achieve the Minimum IRR (as defined below), (b) an amount (together with all prior distributions made in respect of such Series A preferred unit) necessary to achieve a return on investment equal to 1.2 times with respect to such Series A preferred unit and (c) the Series A issue price plus accrued and unpaid distributions.

For purposes of the Series A preferred units, “Minimum IRR” means as of any measurement date: (i) prior to the fifth anniversary of the original issuance date, a 12.0% internal rate of return with respect to the Series A preferred units; (ii) on or after the fifth anniversary of the original issuance date and prior to the sixth anniversary of the original issuance date, a 13.0% internal rate of return with respect to the Series A preferred units and (iii) on or after the sixth anniversary of the original issuance date, a 14.0% internal rate of return with respect to the Series A preferred units.

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

NOTE 11—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of March 31, 2024, the Partnership had a total of 74,646,476 common units issued and outstanding and 20,847,295 Class B units outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2023	73,851,458
Common units issued under the A&R LTIP (1)	1,087,502
Restricted units repurchased for tax withholding	(292,484)
Balance at March 31, 2024	74,646,476
(1)	Includes restricted units granted to certain employees and directors under the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 19, 2024.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2024	$0.49	May 2, 2024	May 13, 2024	May 20, 2024

Q1 2023	$0.35	May 3, 2023	May 15, 2023	May 22, 2023

For each Class B unit issued, five cents has been paid to the Partnership as additional consideration (the “Class B Contribution”). Holders of the Class B units are entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution, subsequent to distributions on the Series A preferred units, but prior to distributions on the common units and OpCo common units.

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

NOTE 12—EARNINGS PER COMMON UNIT

Basic earnings per common unit is calculated by dividing net income attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s A&R LTIP (as defined in Note 13) for its employees and directors and potential conversion of Series A preferred units and Class B units. The Partnership uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding Series A preferred units and Class B units (and corresponding units of Kimbell Royalty Partners, LP), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding restricted units granted under the Partnership’s LTIP. The Partnership does not use the two-class method because the Class B units and the unvested restricted units granted under the Partnership’s A&R LTIP are nonparticipating securities.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings per common unit:

	Three Months Ended March 31,
	2024	2023
Net income attributable to common units of Kimbell Royalty Partners, LP	$3,168,956	$23,320,636
Distribution and accretion on Series A preferred units	5,256,287	—
Net income attributable to non-controlling interests in OpCo and distribution on Class B units	911,696	5,578,902
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$9,336,939	$28,899,538

Weighted average number of common units outstanding:
Basic	72,112,056	62,541,565
Effect of dilutive securities:
Series A preferred units	21,566,025	—
Class B units	20,847,295	15,484,400
Restricted units	2,014,248	1,732,014
Diluted	116,539,624	79,757,979

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.04	$0.37
Diluted	$0.04	$0.36

The calculation of diluted net income per share for the three months ended March 31, 2024 includes the conversion of all Series A preferred units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method. The calculation of diluted net income per share for the three months ended March 31, 2023 includes the conversion of all Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

NOTE 13—UNIT-BASED COMPENSATION

The Partnership’s Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (the “A&R LTIP”) authorizes grants of up to 8,241,600 common units in the aggregate to its employees and directors. The restricted units issued under the Partnership’s A&R LTIP generally vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through the applicable vesting date. Compensation expense for such awards will be recognized over the term of the service period on a straight-line basis over the requisite service period for the entire award. Management elects not to estimate forfeiture rates and to account for forfeitures in compensation cost when they occur.

Distributions related to the restricted units are paid concurrently with the Partnership’s distributions for common units. The fair value of the Partnership’s restricted units issued under the A&R LTIP to the Partnership’s employees and directors is determined by utilizing the market value of the Partnership’s common units on the respective grant date.

The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2023	1,951,430	$14.763	1.525 years
Awarded	1,087,502	15.710	—
Vested	(965,149)	13.779	—
Unvested at March 31, 2024 (1)	2,073,783	$15.718	2.294 years
(1)	As of March 31, 2024, there was $32.6 million of unrecognized compensation expense associated with unvested restricted units based on the weighted average grant date fair value per unit of $15.718.

NOTE 14—INCOME TAXES

As discussed in Note 1, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. The non-controlling interest, which represents OpCo common unitholders’, are not subject to federal income taxes.

The Partnership records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes in forecasted annual income (loss) attributable to non-controlling interest and changes to actual or forecasted permanent book to tax differences. The Partnership’s effective tax rate for the three months ended March 31, 2024 was 9.0%, compared to 4.6% for the three months ended March 31, 2023. The Partnership recorded an income tax expense of $0.9 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

During the three months ended March 31, 2024, no monthly services fee was paid to BJF Royalties. During the three months ended March 31, 2024, the Partnership made payments to K3 Royalties in the amount of $30,000.

The Partnership received $27,378 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three months ended March 31, 2024.

NOTE 16—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of March 31, 2024.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to March 31, 2024 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On May 2, 2024, the Board of Directors declared a quarterly cash distribution of $0.49 per common unit and OpCo common unit for the quarter ended March 31, 2024. The Partnership intends to pay this distribution on May 20, 2024 to common unitholders and OpCo common unitholders of record as of the close of business on May 13, 2024.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $4.9 million for the quarter ended March 31, 2024. The Partnership intends to pay the distribution subsequent to May 13, 2024 and prior to the distribution on the common units and OpCo common units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” “our Partnership,” “we” “our,” or “us” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” or “OpCo” refer to our subsidiary Kimbell Royalty Operating, LLC. References to “our General Partner” refer to Kimbell Royalty GP, LLC. References to “our Sponsors” refer to affiliates of our founders, Ben J. Fortson, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including certain affiliates of our Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to us.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

These factors are discussed in further detail in the 2023 Form 10-K under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

As of March 31, 2024, we owned mineral and royalty interests in approximately 12.2 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of March 31, 2024, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 129,000 gross wells, including over 50,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as March 31, 2024:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,336,729	26,928	12,476	50,604
Mid‑Continent	5,868,926	48,832	4,095	20,898
Terryville/Cotton Valley/Haynesville	1,428,907	7,919	4,349	16,297
Appalachian Basin	741,354	23,203	1,850	3,929
Bakken/Williston Basin	1,640,077	6,138	868	5,358
Eagle Ford	624,148	6,730	1,716	4,277
DJ Basin/Rockies/Niobrara	74,152	1,036	941	12,556
Other	3,232,560	36,693	1,159	15,444
Total	16,946,853	157,479	27,454	129,363
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2023 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of March 31, 2024:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	421	439	1.83	2.55
Mid‑Continent	132	63	1.06	0.44
Terryville/Cotton Valley/Haynesville	55	24	0.46	0.38
Appalachian Basin	3	9	—	0.02
Bakken/Williston Basin	68	135	0.11	0.13
Eagle Ford	73	83	0.44	0.60
DJ Basin/Rockies/Niobrara	4	15	0.06	0.12
Total	756	768	3.96	4.24
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

Recent Developments

Quarterly Distributions

On May 2, 2024, our General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.49 per common unit representing limited partner interests in the Partnership (“common unit”) and common unit of the Operating Company (“OpCo common unit”) for the quarter ended March 31, 2024. We intend to pay the distributions on May 20, 2024 to common unitholders and OpCo common unitholders of record as of the close of business on May 13, 2024.

We will pay a cash distribution on the Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”) of approximately $4.9 million for the quarter ended March 31, 2024. We intend to pay the distribution subsequent to May 13, 2024 and prior to the distribution on the common units and OpCo common units.

Business Environment

Global Conflicts

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas and is still active. In April 2024, Iran launched an attack on Israel, further escalating the regional conflict in the Middle East. These conflicts and the applicable sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, we have not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, we will continue to monitor for events that could materially impact us.

Commodity Prices and Demand

Oil and natural gas prices have been historically volatile and may continue to be volatile in the future. As noted above, the supply and demand imbalance resulting from various OPEC announcements and the current conflict between Russia and Ukraine and in the Middle East, have created increased volatility in oil and natural gas prices. The table below demonstrates such volatility for the periods presented as reported by the United States Energy Information Administration (the “EIA”).

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	High	Low	High	Low
Oil ($/Bbl)	$84.39	$70.62	$81.62	$66.61
Natural gas ($/MMBtu)	$13.20	$1.25	$3.78	$1.93

On April 22, 2024, the West Texas Intermediate posted price for crude oil was $83.82 per Bbl and the Henry Hub spot market price of natural gas was $1.64 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended March 31,
	2024	2023
Oil ($/Bbl)	$77.50	$75.93
Natural gas ($/MMBtu)	$2.15	$2.64

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased by 18.3% to 601 active land rigs at March 31, 2024 compared to 736 active land rigs at March 31, 2023. The 601 active land rigs at March 31, 2024 remained nearly flat compared to 602 active land rigs at December 31, 2023. The average daily prices for oil and natural gas at March 31, 2024 remained relatively flat when compared to March 31, 2023, discouraging any substantial uptake in the market.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	March 31,
Basin or Producing Region	2024	2023
Permian Basin	50	45
Mid‑Continent	23	16
Terryville/Cotton Valley/Haynesville	9	21
Bakken/Williston Basin	6	9
Eagle Ford	8	3
DJ Basin/Rockies/Niobrara	1	—
Other	1	—
Total	98	94

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our oil, natural gas and NGL revenues for the following periods:

	Three Months Ended March 31,
	2024	2023
Revenue
Oil revenue	70%	58%
Natural gas revenue	17%	34%
NGL revenue	13%	8%
	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through March 2026, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, impairment of oil and natural gas properties, non cash unit based compensation, unrealized gains and losses on derivative instruments and operational impacts of VIEs, which include general and administrative expense and interest income. Adjusted EBITDA is not a measure of net income (loss) or net cash provided by operating activities as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Three Months Ended March 31,
	2024	2023
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$9,336,939	$28,899,538
Depreciation and depletion expense	38,166,806	17,563,648
Interest expense	7,301,330	5,463,404
Income tax expense	922,568	1,402,983
EBITDA	55,727,643	53,329,573
Impairment of oil and natural gas properties	5,963,575	—
Unit-based compensation	3,684,080	3,170,000
Loss (gain) on derivative instruments, net of settlements	8,737,714	(12,499,601)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	(2,438,837)
General and administrative expense	—	708,226
Consolidated Adjusted EBITDA	74,113,012	42,269,361
Adjusted EBITDA attributable to non-controlling interest	(16,179,650)	(8,137,227)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	57,933,362	34,132,134
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	5,234,705	4,123,709
Cash distribution on Series A preferred units	3,800,296	—
Cash income tax refund	—	(639,325)
Distribution on Class B units	20,847	15,484
Cash available for distribution on common units	$48,877,514	$30,632,266

	Three Months Ended March 31,
	2024	2023
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$69,045,616	$47,053,606
Interest expense	7,301,330	5,463,404
Income tax expense	922,568	1,402,983
Impairment of oil and natural gas properties	(5,963,575)	—
Amortization of right-of-use assets	(86,324)	(83,157)
Amortization of loan origination costs	(530,130)	(516,098)
Unit-based compensation	(3,684,080)	(3,170,000)
(Loss) gain on derivative instruments, net of settlements	(8,737,714)	12,499,601
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(4,316,194)	(11,058,014)
Accounts receivable and other current assets	1,149,530	(513,812)
Accounts payable	(312,764)	290,521
Other current liabilities	847,611	(255,526)
Operating lease liabilities	91,769	85,018
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	2,438,837
Other assets and liabilities	—	(307,790)
EBITDA	55,727,643	53,329,573
Add:
Impairment of oil and natural gas properties	5,963,575	—
Unit-based compensation	3,684,080	3,170,000
Loss (gain) on derivative instruments, net of settlements	8,737,714	(12,499,601)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	—	(2,438,837)
General and administrative expense	—	708,226
Consolidated Adjusted EBITDA	74,113,012	42,269,361
Adjusted EBITDA attributable to non-controlling interest	(16,179,650)	(8,137,227)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	57,933,362	34,132,134
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	5,234,705	4,123,709
Cash distribution on Series A preferred units	3,800,296	—
Cash income tax refund	—	(639,325)
Distribution on Class B units	20,847	15,484
Cash available for distribution on common units	$48,877,514	$30,632,266

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three months ended March 31, 2024 and 2023 include the acquisition of certain mineral and royalty assets held by MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”) in May 2023 and the

acquisition of all of the issued and outstanding membership interests of Cherry Creek Minerals LLC pursuant to a securities purchase agreement with LongPoint Minerals II, LLC (the “LongPoint Acquisition”) in September 2023.

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

As a result of our full cost ceiling analysis, we recorded an impairment on our oil and natural gas properties of $6.0 million during the three months ended March 31, 2024. The impairment is primarily attributed to the decline in the 12-month average price of oil and natural gas. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas. We did not record an impairment on our oil and natural gas properties for the three months ended March 31, 2023.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended March 31,
	2024	2023
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$87,499,509	$57,416,759
Lease bonus and other income	438,796	437,337
(Loss) gain on commodity derivative instruments, net	(5,704,361)	9,062,376
Total revenues	82,233,944	66,916,472
Costs and expenses
Production and ad valorem taxes	6,531,901	4,277,204
Depreciation and depletion expense	38,166,806	17,563,648
Impairment of oil and natural gas properties	5,963,575	—
Marketing and other deductions	4,562,944	2,762,039
General and administrative expense	9,447,881	8,278,267
Consolidated variable interest entities related:
General and administrative expense	—	708,226
Total costs and expenses	64,673,107	33,589,384
Operating income	17,560,837	33,327,088
Other income (expense)
Interest expense	(7,301,330)	(5,463,404)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	2,438,837
Net income before income taxes	10,259,507	30,302,521
Income tax expense	922,568	1,402,983
Net income	9,336,939	28,899,538
Distribution and accretion on Series A preferred units	(5,256,287)	—
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(890,849)	(5,563,418)
Distribution on Class B units	(20,847)	(15,484)
Net income attributable to common units of Kimbell Royalty Partners, LP	$3,168,956	$23,320,636
Production Data:
Oil (Bbls)	804,589	446,013
Natural gas (Mcf)	7,413,069	5,590,193
Natural gas liquids (Bbls)	458,247	202,705
Combined volumes (Boe) (6:1)	2,498,348	1,580,417

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Oil, Natural Gas and NGL Revenues

For the three months ended March 31, 2024, our oil, natural gas and NGL revenues were $87.5 million, an increase of $30.1 million from $57.4 million for the three months ended March 31, 2023. The increase in oil, natural gas and NGL revenues was primarily related to an increase in production volumes for the three months ended March 31, 2024 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,498,348 Boe or 27,454 Boe/d, for the three months ended March 31, 2024, an increase of 917,931 Boe or 10,239 Boe/d, from 1,580,417 Boe or 17,215 Boe/d, for the three months ended March 31, 2023. The increase in production for the three months ended March 31, 2024 was primarily attributable to production associated with the MB Minerals Acquisition and the LongPoint Acquisition.

Our operators received an average of $76.60 per Bbl of oil, $1.96 per Mcf of natural gas and $24.70 per Bbl of NGL for the volumes sold during the three months ended March 31, 2024 compared to $73.99 per Bbl of oil, $3.51 per Mcf of natural gas and $23.52 per Bbl of NGL for the volumes sold during the three months ended March 31, 2023. These average prices received during the three months ended March 31, 2024 increased 3.5% or $2.61 per Bbl of oil and  decreased 44.2% or $1.55 per Mcf of natural gas as compared to the three months ended March 31, 2023. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 2.1% or $1.57 per Bbl of oil and decrease of 18.6% or $0.49 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income remained flat at $0.4 million for both the three months ended March 31, 2024 and 2023.

(Loss) Gain on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended March 31, 2024 included $8.7 million of mark-to-market losses and $3.0 million of gains on the settlement of commodity derivative instruments compared to $12.5 million of mark-to-market gains and $3.4 million of losses on the settlement of commodity derivative instruments for the three months ended March 31, 2023. We recorded a mark-to-market loss for the three months ended March 31, 2024 as a result of the increase in strip pricing from the three months ended December 31, 2023. We recorded a mark-to-market gain for the three months ended March 31, 2023 as a result of the maturity of derivative contracts with lower strike pricing, offset by realized losses on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended March 31, 2024 were $6.5 million, an increase of $2.2 million from $4.3 million for the three months ended March 31, 2023. The increase in production and ad valorem taxes was primarily attributable to production associated with the MB Minerals Acquisition and the LongPoint Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended March 31, 2024 was $38.2 million, an increase of $20.6 million from $17.6 million for the three months ended March 31, 2023. The increase in depreciation and depletion expense was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $15.24 for the three months ended March 31, 2024, an increase of $4.19 per barrel from the $11.05 average depletion rate per barrel for the three months ended March 31, 2023. The increase in the depletion rate was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Impairment

We recorded an impairment on our oil and natural gas properties of $6.0 million during the three months ended March 31, 2024, as a result of our full cost ceiling analysis. The impairment is primarily attributed to the decline in the 12-month average price of oil and natural gas. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas. We did not record an impairment on our oil and natural gas properties for the three months ended March 31, 2023.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended March 31, 2024 were $4.6 million, an increase of $1.8 million from $2.8 million for the three months ended March 31, 2023. The increase in marketing and other deductions was primarily related to marketing and other deductions associated with the MB Minerals Acquisition and the LongPoint Acquisition.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 remained relatively flat at $9.4 million compared to $9.0 million for the three months ended March 31, 2023.

Interest Expense

Interest expense for the three months ended March 31, 2024 was $7.3 million compared to $5.5 million for the three months ended March 31, 2023. The increase in interest expense was primarily due to a 0.5% increase in the weighted average interest rate on our outstanding borrowings for the three months ended March 31, 2024 and also due to an increase in the overall long-term debt balance as a result of borrowings associated with the MB Minerals Acquisition and the LongPoint Acquisition.

Income Tax Expense

We recorded an income tax expense of $0.9 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the first quarter of 2024 for the repayment of $15.6 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the first quarter of 2024. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 5,369,218 OpCo common units and an equal number of Class B units representing limited partnership interests in the Partnership (“Class B units”) and 557,302 common units as partial consideration in connection with the MB Minerals Acquisition and we completed the LongPoint Acquisition partially with net proceeds from the private placement of Series A preferred units. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our first quarter 2024 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Cash Flow Data:
Net cash provided by operating activities	$69,045,616	$47,053,606
Net cash used in investing activities	(91,368)	(321,642)
Net cash used in financing activities	(60,267,298)	(52,580,221)
Net increase (decrease) in cash and cash equivalents	$8,686,950	$(5,848,257)

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2024 were $69.0 million, an increase of $21.9 million compared to $47.1 million for the three months ended March 31, 2023.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2024 were $0.1 million compared to $0.3 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, cash flows used in investing activities included costs associated with the LongPoint Acquisition and the purchase of equipment. For the three months ended March 31, 2023, cash flows used in investing activities include $0.3 million used to fund costs associated with the acquisition of certain mineral and royalty assets held by Hatch Royalty LLC.

Financing Activities

Cash flows used in financing activities were $60.3 million for the three months ended March 31, 2024 compared to $52.6 million for the three months ended March 31, 2023. Cash flows used in financing activities for the three months ended March 31, 2024 consists primarily of $46.5 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $13.8 million used to repay borrowings under our secured revolving credit facility and $4.9 million of restricted units repurchased for tax withholding, partially offset by $5.0 million of additional borrowings under our secured revolving credit facility.

Cash flows used in financing activities for the three months ended March 31, 2023 consists of $38.6 million of distributions paid to holders common units, OpCo common units and Class B units, $13.1 million used to repay borrowings under our secured revolving credit facility and $4.9 million of restricted units repurchased for tax withholding, partially offset by $4.0 million of additional borrowings under our secured revolving credit facility.

Indebtedness

On June 13, 2023, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated our existing Credit Agreement, dated as of January 11, 2017 (as amended on July 12, 2018, December 8, 2020, June 7, 2022 and December 15, 2022). The A&R Credit Agreement provides for, among other things, (i) a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $750.0 million, with an initial borrowing base of $400.0 million and an initial aggregate elected commitments amount of up to $400.0 million, including a sub-facility for the issuance of letters of credit of up to $10.0 million and (ii) an extension of the maturity date of the A&R Credit Agreement to June 7, 2027.

On July 24, 2023, we entered into Amendment No. 1 (the “First Amendment”) to the A&R Credit Agreement. The First Amendment amends the A&R Credit Agreement to, among other things, (i) decrease the frequency of and increase the threshold for excess cash determinations from $30.0 million to $50.0 million and (ii) permit us to issue certain preferred equity interests.

On December 8, 2023, we entered into Amendment No. 2 (the “Second Amendment”) to the A&R Credit Agreement. The Second Amendment amends the A&R Credit Agreement to, among other things, increase each of the borrowing base and aggregate elected commitments from $400.0 million to $550.0 million.

For additional information on our secured revolving credit facility, please read Note 9―Long-Term Debt to the unaudited interim consolidated financial statements included in this Quarterly Report.

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes.  Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. The non-controlling interest, which represents OpCo common unitholders’, are not subject to federal income taxes. We estimate that a portion of our quarterly distributions will constitute a non-taxable reduction to the tax basis of unitholders’ common units. The reduced tax basis will increase unitholders’ capital gain (or decrease unitholders’ capital loss) when unitholders sell their common units. We currently believe that the portion that constitutes dividends for U.S. federal income tax purposes will be considered qualified dividends, subject to holding period and certain other conditions, which are subject to a tax rate of 0%, 15% or 20% depending on the income level and tax filing status of a unitholder for 2024. Our estimates regarding treatment of our distributions are based on currently available information only and are subject to change, including with respect to prior quarters.

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

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2023 Form 10-K.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2023 Form 10-K. As of March 31, 2024, we did not have any off-balance sheet arrangements. See Note 8—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2024, we had five counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of March 31, 2024, we had total borrowings outstanding under our secured revolving credit facility of $285.4 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $2.9 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2023 through March 31, 2024. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Partnership’s legal proceedings, see Note 16—Commitments and Contingencies to the unaudited interim consolidated financial statements included in Part I of this Quarterly Report and incorporated by reference herein.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this Quarterly Report, included in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks set out under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2023 Form 10-K. These risk factors could materially affect our business, financial condition and results of operations. The volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks. Further, these risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities

Period	Total Number of Common Units Purchased(1)	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Common Units That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2024 - January 31, 2024	—	$—	—	—
February 1, 2024 - February 29, 2024	—	$—	—	—
March 1, 2024 - March 31, 2024	292,484	$15.65	—	—
(1)	All of the common units shown above were withheld during the three months ended March 31, 2024 to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted units. The required withholding is calculated using the closing sales price per common unit reported by the New York Stock Exchange on the date prior to the applicable vesting date.
(2)	We did not have at any time during the quarter ended March 31, 2024, and currently do not have, a common unit repurchase program in place.

Item 5. Other Information

Rule 10b5-1 Plans

On March 18, 2024, a member of our Board of Directors, Mitch Wynne, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 27,539 common units between June 18, 2024, and December 18, 2024, subject to certain conditions.

On November 29, 2023, Brett G. Taylor, Executive Vice Chairman of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 125,833 common units between March 1, 2024, and December 31, 2024, subject to certain conditions. As of March 19, 2024, all shares had been sold under the plan.

Amendment to LTIP

On May 1, 2024, the Board of Directors approved and adopted the First Amendment (the “First Amendment”) to the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (“A&R LTIP”). The First Amendment increases the number of common units available to be awarded under the A&R LTIP by 4,684,622 common units (which brings the total number of common units available to be awarded under the LTIP, after taking into account previously awarded common units, to 6,765,012 common units). We expect that the common units available to be awarded under the A&R LTIP will be granted over a period of several years, dependent on approval from the conflicts and compensation committee of the Board of Directors.

The foregoing description of the First Amendment is qualified in its entirety by reference to the text of the First Amendment which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

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

10.1*+	—	First Amendment to Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	—	Inline XBRL Instance Document —the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	—filed herewith
**	—furnished herewith
+	—Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: May 2, 2024	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: May 2, 2024	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer