Form 10-Q
period 2024-06-30
Kimbell Royalty Partners, LP
filed 2024-08-01
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 OR

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

As of July 26, 2024, the registrant had outstanding 80,969,651 common units representing limited partner interests and 14,524,120 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$30,945,157	$30,992,670
Oil, natural gas and NGL receivables	53,218,203	59,020,471
Derivative assets	2,378,353	11,427,735
Accounts receivable and other current assets	2,389,179	1,699,536
Total current assets	88,930,892	103,140,412
Property and equipment, net	444,335	589,895
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($155,984,953 and $222,712,844 excluded from depletion at June 30, 2024 and December 31, 2023, respectively)	2,048,711,692	2,048,690,088
Less: accumulated depreciation, depletion and impairment	(903,995,713)	(827,033,944)
Total oil and natural gas properties, net	1,144,715,979	1,221,656,144
Right-of-use assets, net	2,016,364	2,189,243
Derivative assets	412,015	2,888,051
Loan origination costs, net	6,281,710	7,325,471
Total assets	$1,242,801,295	$1,337,789,216

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,501,900	$6,594,736
Other current liabilities	8,976,730	6,173,314
Derivative liabilities	178,879	208,710
Total current liabilities	15,657,509	12,976,760
Operating lease liabilities, excluding current portion	1,701,904	1,887,693
Derivative liabilities	1,098,534	60,094
Long-term debt	265,759,776	294,200,000
Other liabilities	135,420	197,917
Total liabilities	284,353,143	309,322,464
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (325,000 units issued and outstanding as of June 30, 2024 and December 31, 2023)	315,212,857	314,423,572
Kimbell Royalty Partners, LP unitholders' equity:
Common units (80,969,651 units and 73,851,458 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	722,151,755	670,530,748
Class B units (14,524,120 units and 20,847,295 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	726,206	1,042,365
Total Kimbell Royalty Partners, LP unitholders' equity	722,877,961	671,573,113
Non-controlling (deficit) interest in OpCo	(79,642,666)	42,470,067
Total unitholders' equity	643,235,295	714,043,180
Total liabilities, mezzanine equity and unitholders' equity	$1,242,801,295	$1,337,789,216

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Oil, natural gas and NGL revenues	$76,959,173	$56,981,614	$164,458,682	$114,398,373
Lease bonus and other income	659,980	2,041,189	1,098,776	2,478,526
(Loss) gain on commodity derivative instruments, net	(1,046,261)	1,729,459	(6,750,622)	10,791,835
Total revenues	76,572,892	60,752,262	158,806,836	127,668,734
Costs and expenses
Production and ad valorem taxes	5,576,798	5,404,955	12,108,699	9,682,159
Depreciation and depletion expense	33,023,934	19,656,855	71,190,740	37,220,503
Impairment of oil and natural gas properties	—	—	5,963,575	—
Marketing and other deductions	3,827,646	2,907,459	8,390,590	5,669,498
General and administrative expense	10,252,123	7,925,159	19,700,004	16,203,426
Consolidated variable interest entities related:
General and administrative expense	—	219,473	—	927,699
Total costs and expenses	52,680,501	36,113,901	117,353,608	69,703,285
Operating income	23,892,391	24,638,361	41,453,228	57,965,449
Other (expense) income
Interest expense	(6,946,580)	(6,341,118)	(14,247,910)	(11,804,522)
Loss on extinguishment of debt	—	(480,244)	—	(480,244)
Other expense	—	(180,765)	—	(180,765)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	1,069,854	—	3,508,691
Net income before income taxes	16,945,811	18,706,088	27,205,318	49,008,609
Income tax expense	1,759,282	909,057	2,681,850	2,312,040
Net income	15,186,529	17,797,031	24,523,468	46,696,569
Distribution and accretion on Series A preferred units	(5,243,004)	—	(10,499,291)	—
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(1,512,360)	(4,297,442)	(2,403,209)	(9,860,860)
Distribution on Class B units	(20,847)	(31,601)	(41,694)	(47,085)
Net income attributable to common units of Kimbell Royalty Partners, LP	$8,410,318	$13,467,988	$11,579,274	$36,788,624

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.11	$0.24	$0.16	$0.61
Diluted	$0.11	$0.23	$0.16	$0.59
Weighted average number of common units outstanding
Basic	74,834,777	63,274,492	73,473,416	62,910,053
Diluted	116,593,560	82,959,981	116,395,698	81,263,101

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2024
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest (Deficit) in OpCo	Total
Balance at January 1, 2024	73,851,458	$670,530,748	20,847,295	$1,042,365	$42,470,067	$714,043,180
Restricted units repurchased for tax withholding	(292,484)	(4,914,149)	—	—	—	(4,914,149)
Unit-based compensation	1,087,502	3,684,080	—	—	—	3,684,080
Distributions to unitholders	—	(32,097,985)	—	—	(9,462,525)	(41,560,510)
Distribution and accretion on Series A preferred units	—	(4,108,784)	—	—	(1,147,503)	(5,256,287)
Distribution on Class B units	—	(20,847)	—	—	—	(20,847)
Net income	—	7,298,587	—	—	2,038,352	9,336,939
Balance at March 31, 2024	74,646,476	640,371,650	20,847,295	1,042,365	33,898,391	675,312,406
Conversion of Class B units to common units	6,323,175	104,838,242	(6,323,175)	(316,159)	(104,838,242)	(316,159)
Unit-based compensation	—	5,108,318	—	—	—	5,108,318
Distributions to unitholders	—	(36,576,773)	—	—	(10,215,175)	(46,791,948)
Distribution and accretion on Series A preferred units	—	(4,445,570)	—	—	(797,434)	(5,243,004)
Distribution on Class B units	—	(20,847)	—	—	—	(20,847)
Net income	—	12,876,735	—	—	2,309,794	15,186,529
Balance at June 30, 2024	80,969,651	$722,151,755	14,524,120	$726,206	$(79,642,666)	$643,235,295

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY — (Continued)

(Unaudited)

	Six Months Ended June 30, 2023
					Non-controlling
	Common Units	Amount	Class B Units	Amount	(Deficit) Interest in OpCo	Total
Balance at January 1, 2023	64,231,833	$601,841,776	15,484,400	$774,220	$(26,106,320)	$576,509,676
Restricted units repurchased for tax withholding	(279,662)	(4,851,962)	—	—	—	(4,851,962)
Unit-based compensation	998,162	3,170,000	—	—	—	3,170,000
Distributions to unitholders	—	(31,176,160)	—	—	(7,436,615)	(38,612,775)
Distribution on Class B units	—	(15,484)	—	—	—	(15,484)
Net income	—	23,336,120	—	—	5,563,418	28,899,538
Balance at March 31, 2023	64,950,333	592,304,290	15,484,400	774,220	(27,979,517)	565,098,993
Units issued for acquisition	557,302	8,654,900	5,369,218	268,461	83,383,956	92,307,317
Unit-based compensation	—	3,289,740	—	—	—	3,289,740
Distributions to unitholders	—	(22,732,617)	—	—	(5,349,476)	(28,082,093)
Distribution on Class B units	—	(31,601)	—	—	—	(31,601)
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	—	1,192,969	—	—	379,768	1,572,737
Net income	—	13,499,589	—	—	4,297,442	17,797,031
Balance at June 30, 2023	65,507,635	$596,177,270	20,853,618	$1,042,681	$54,732,173	$651,952,124

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,523,468	$46,696,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	71,190,740	37,220,503
Impairment of oil and natural gas properties	5,963,575	—
Amortization of right-of-use assets	172,879	167,658
Amortization of loan origination costs	1,060,260	1,008,830
Loss on extinguishment of debt	—	480,244
Unit-based compensation	8,792,398	6,459,740
Loss (gain) on derivative instruments, net of settlements	12,534,027	(15,100,314)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	5,802,268	1,987,323
Accounts receivable and other current assets	(689,643)	427,105
Accounts payable	(39,409)	159,557
Other current liabilities	2,803,415	3,431,295
Operating lease liabilities	(185,789)	(170,331)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	(3,508,691)
Other assets and liabilities	—	(687,353)
Net cash provided by operating activities	131,928,189	78,572,135
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(109,484)	(72,123)
Purchase of oil and natural gas properties	(21,605)	(44,175,131)
Proceeds from trust of variable interest entity	—	930,850
Consolidated variable interest entities related:
Cash paid for transaction costs	—	31,553
Cash received from investments held in trust	—	243,167,434
Net cash (used in) provided by investing activities	(131,089)	199,882,583
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from Class B unitholders	—	268,461
Redemption of Class B contributions on converted units	(316,159)	—
Distribution to common unitholders	(68,674,758)	(53,908,777)
Distribution to OpCo unitholders	(19,677,700)	(12,786,091)
Distribution on Series A preferred units	(9,763,430)	—
Distribution on Class B units	(41,694)	(47,085)
Borrowings on long-term debt	4,959,776	59,084,089
Repayments on long-term debt	(33,400,000)	(22,500,000)
Payment of loan origination costs	(16,499)	(4,793,368)
Restricted units repurchased for tax withholding	(4,914,149)	(4,851,962)
Consolidated variable interest entities related:
Redemption of Kimbell Tiger Acquisition Corporation equity units	—	(243,167,434)
Net cash used in financing activities	(131,844,613)	(282,702,167)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,513)	(4,247,449)
CASH AND CASH EQUIVALENTS, beginning of period	30,992,670	25,026,568
CASH AND CASH EQUIVALENTS, end of period	$30,945,157	$20,779,119

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$13,325,254	$10,963,296
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$—	$92,038,856
Noncash deemed distribution to Series A preferred units	$789,285	$—
Distribution on Series A preferred units in accounts payable	$4,848,361	$—
Recognition of tenant improvement asset	$62,500	$62,500
Consolidated variable interest entities related:
Reduction of deferred underwriting commission associated with redemption of Kimbell Tiger Acquisition Corporation equity units	$—	$(8,050,000)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2023 Form 10-K, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three and six months ended June 30, 2024.

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

In evaluating whether it has a variable interest in the entity, the Partnership reviews the equity ownership and the extent to which it absorbs risk created and distributed by the entity, as well as whether the fees charged to the entity are customary and commensurate with the level of effort required to provide services. Fees received by the Partnership are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) the Partnership’s other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. Evaluation of these criteria requires judgment.

For entities determined to be VIEs, the Partnership must then evaluate whether it is the primary beneficiary of such VIEs. To make this determination, the Partnership evaluates its economic interests in the entity specifically determining if the Partnership has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (the “benefits”). When making the determination on whether the benefits received from an entity are significant, the Partnership considers the total economics of the entity and analyzes whether the Partnership’s share of the economics is significant. The Partnership utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

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

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represented funds raised by Kimbell Tiger Acquisition Corporation (“TGR”), a consolidated special purpose acquisition company, through TGR’s initial public offering. These funds were held in an actively-traded money market fund, which invested in U.S. Treasury securities. Investments held in trust were classified as trading securities and were presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in other income (expense)—interest earned on marketable securities in trust account on the accompanying unaudited interim consolidated statements of operations. Interest earned on marketable securities in trust account was $1.1 million and $3.5 million for the three and six months ended June 30, 2023, respectively. As discussed further in Note 4, the Partnership completed the dissolution and deconsolidation of TGR (along with related entities) on June 30, 2023.

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

The following table disaggregates the Partnership’s oil, natural gas and NGL revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil revenue	$53,405,154	$39,809,883	$115,033,027	$72,810,169
Natural gas revenue	14,070,601	11,539,982	28,625,174	31,188,764
NGL revenue	9,483,418	5,631,749	20,800,481	10,399,440
Total Oil, natural gas and NGL revenues	$76,959,173	$56,981,614	$164,458,682	$114,398,373

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

As of June 30, 2024, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning fair value of derivative instruments	$5,309,268	$175,525	$14,046,982	$(12,324,076)
(Loss) gain on commodity derivative instruments, net	(1,046,261)	1,729,459	(6,750,622)	10,791,835
Net cash (received) paid on settlements of derivative instruments	(2,750,052)	871,254	(5,783,405)	4,308,479
Ending fair value of derivative instruments	$1,512,955	$2,776,238	$1,512,955	$2,776,238

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		June 30,	December 31,
Classification	Balance Sheet Location	2024	2023
Assets:
Current assets	Derivative assets	$2,378,353	$11,427,735
Long-term assets	Derivative assets	412,015	2,888,051
Liabilities:
Current liabilities	Derivative liabilities	(178,879)	(208,710)
Long-term liabilities	Derivative liabilities	(1,098,534)	(60,094)
		$1,512,955	$14,046,982

As of June 30, 2024, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
July 2024 - December 2024	284,096	$75.74	$69.30	$80.80
January 2025 - December 2025	563,526	$70.36	$64.35	$77.01
January 2026 - June 2026	295,392	$70.58	$70.38	$70.78

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
July 2024 - December 2024	2,661,652	$4.08	$3.27	$4.48
January 2025 - December 2025	5,153,291	$3.81	$3.50	$4.37
January 2026 - June 2026	2,606,400	$3.70	$3.33	$4.07

NOTE 6—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of June 30, 2024 and December 31, 2023 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2024 and 2023.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
June 30, 2024
Assets
Commodity derivative contracts	$—	$2,790,368	$—	$—	$2,790,368
Liabilities
Commodity derivative contracts	$—	$(1,277,413)	$—	$—	$(1,277,413)
December 31, 2023
Assets
Commodity derivative contracts	$—	$14,315,786	$—	$—	$14,315,786
Liabilities
Commodity derivative contracts	$—	$(268,804)	$—	$—	$(268,804)

NOTE 7—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	June 30,	December 31,
	2024	2023
Oil and natural gas properties
Proved properties	$1,892,726,739	$1,825,977,244
Unevaluated properties	155,984,953	222,712,844
Less: accumulated depreciation, depletion and impairment	(903,995,713)	(827,033,944)
Total oil and natural gas properties	$1,144,715,979	$1,221,656,144

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

As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $6.0 million during the six months ended June 30, 2024. The impairment was primarily attributed to the decline in the 12-month average price of oil and natural gas for the three months ended March 31, 2024. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas. The Partnership did not record an impairment on its oil and natural gas properties for the three months ended June 30, 2024 or three and six months ended June 30, 2023.

NOTE 8—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. Currently, the only substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of June 30, 2024 is 4.89 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 6.75% for the six months ended June 30, 2024.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. The total operating lease expense recorded for both the three months June 30, 2024 and 2023 was $0.1 million and $0.3 million for both the six months ended June 30, 2024 and 2023.

Future minimum lease commitments as of June 30, 2024 were as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases	$2,469,315	$245,367	$497,033	$507,648	$511,917	$496,785	$210,565
Less: Imputed Interest	(403,245)
Total	$2,066,070

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

The secured revolving credit facility is guaranteed by certain of the Partnership’s material subsidiaries and is collateralized by substantially all assets, including the oil and natural gas properties of such subsidiaries, including mortgages on at least 75% of the PV-9 of the proved reserves constituting borrowing base properties as set forth on the Partnership’s most recent reserve report. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year by the Lenders, with one interim unscheduled redetermination available to each of the Partnership and a group of certain Lenders between scheduled redeterminations during each calendar year. In connection with the May 1, 2024 redetermination under the secured revolving credit facility, the borrowing base was reaffirmed at $550.0 million.

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

The A&R Credit Agreement also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, entry into certain derivatives contracts, restrictions on the incurrence of liens, indebtedness, asset dispositions, restricted payments and other customary covenants. These covenants are subject to a number of limitations and exceptions.

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

During the six months ended June 30, 2024, the Partnership borrowed an additional $5.0 million under the secured revolving credit facility and repaid approximately $33.4 million of the outstanding borrowings. As of June 30, 2024, the Partnership’s outstanding balance was $265.8 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of June 30, 2024.

As of June 30, 2024, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.00% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.00%. For the three and six months ended June 30, 2024, the weighted average interest rate on the Partnership’s outstanding borrowings was 8.59% and 8.65%, respectively.

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

NOTE 11—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of June 30, 2024, the Partnership had a total of 80,969,651 common units issued and outstanding and 14,524,120 Class B units outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2023	73,851,458
Common units issued under the A&R LTIP (1)	1,087,502
Restricted units repurchased for tax withholding	(292,484)
Conversion of Class B units to common units	6,323,175
Balance at June 30, 2024	80,969,651
(1)	Includes restricted units granted to certain employees and directors under the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 19, 2024.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2024	$0.49	May 2, 2024	May 13, 2024	May 20, 2024
Q2 2024	$0.42	August 1, 2024	August 12, 2024	August 19, 2024

Q1 2023	$0.35	May 3, 2023	May 15, 2023	May 22, 2023
Q2 2023	$0.39	August 2, 2023	August 14, 2023	August 21, 2023

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

NOTE 12—EARNINGS PER COMMON UNIT

Basic earnings per common unit is calculated by dividing net income attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s A&R LTIP (as defined in Note 13) for its employees and directors and potential conversion of Series A preferred units and Class B units. The Partnership uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding Series A preferred units and Class B units (and corresponding units of Kimbell Royalty Partners, LP), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding restricted units granted under the Partnership’s A&R LTIP. The Partnership does not use the two-class method because the Class B units and the unvested restricted units granted under the Partnership’s A&R LTIP are nonparticipating securities.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common units of Kimbell Royalty Partners, LP	$8,410,318	$13,467,988	$11,579,274	$36,788,624
Net adjustment to accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	—	1,572,737	—	1,572,737
Net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	8,410,318	15,040,725	11,579,274	38,361,361
Distribution and accretion on Series A preferred units	5,243,004	—	10,499,291	—
Net income attributable to non-controlling interests in OpCo and distribution on Class B units	1,533,207	4,329,043	2,444,903	9,907,945
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$15,186,529	$19,369,768	$24,523,468	$48,269,306

Weighted average number of common units outstanding:
Basic	74,834,777	63,274,492	73,473,416	62,910,053
Effect of dilutive securities:
Series A preferred units	21,566,025	—	21,566,025	—
Class B units	18,623,761	18,139,508	19,735,528	16,819,289
Restricted units	1,568,997	1,545,981	1,620,729	1,533,759
Diluted	116,593,560	82,959,981	116,395,698	81,263,101

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.11	$0.24	$0.16	$0.61
Diluted	$0.11	$0.23	$0.16	$0.59

The calculation of diluted net income per share for the three and six months ended June 30, 2024 includes the conversion of all Series A preferred units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method. The calculation of diluted net income per share for the three and six months ended June 30, 2023 includes the conversion of all Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

NOTE 13—UNIT-BASED COMPENSATION

On May 1, 2024, the Board of Directors approved and adopted the first amendment to the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as so amended, the “A&R LTIP”), which increased the number of common units available to be awarded under the A&R LTIP by 4,684,622 common units, which increased the total number of common units available to be awarded under the A&R LTIP, after taking into account previously awarded common units, to 6,765,012 common units. The Partnership’s A&R LTIP authorizes grants to its employees and directors. The restricted units issued under the Partnership’s A&R LTIP generally vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through the applicable vesting date. Compensation expense for such awards will be recognized over the term of the service period on a straight-line basis over the requisite service period for the entire award. Management elects not to estimate forfeiture rates and to account for forfeitures in compensation cost when they occur.

Distributions related to the restricted units are paid concurrently with the Partnership’s distributions for common units. The fair value of the Partnership’s restricted units issued under the A&R LTIP to the Partnership’s employees and directors is determined by utilizing the market value of the Partnership’s common units on the respective grant date.

The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2023	1,951,430	$14.763	1.525 years
Awarded	1,087,502	15.710	—
Vested	(1,046,731)	13.913	—
Unvested at June 30, 2024 (1)	1,992,201	$15.727	2.047 years
(1)	As of June 30, 2024, there was $31.3 million of unrecognized compensation expense associated with unvested restricted units based on the weighted average grant date fair value per unit of $15.727.

NOTE 14—INCOME TAXES

As discussed in Note 1, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. The non-controlling interest, which represents OpCo common unitholders’, are not subject to federal income taxes.

The Partnership records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes in forecasted annual income (loss) attributable to non-controlling interest and changes to actual or forecasted permanent book to tax differences. The Partnership’s effective tax rate for the three months ended June 30, 2024 was 9.9%, compared to 4.7% for the three months ended June 30, 2023. The Partnership recorded an income tax expense of $1.8 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and an income tax expense of $2.7 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 15—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has a separate services agreement with K3 Royalties, LLC (“K3 Royalties”). Pursuant to the K3 Royalties service agreement, K3 Royalties and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors may identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and K3 Royalties under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders. The Partnership previously had a services agreement with BJF Royalties, LLC (“BJF Royalties”), which was terminated upon the death of Ben Fortson on May 19, 2024.

During the three and six months ended June 30, 2024, no monthly services fee was paid to BJF Royalties. During the three and six months ended June 30, 2024, the Partnership made payments to K3 Royalties in the amount of $30,000 and $60,000, respectively.

The Partnership received $32,101 and $59,479 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three and six months ended June 30, 2024.

NOTE 16—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of June 30, 2024.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to June 30, 2024 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On August 1, 2024, the Board of Directors declared a quarterly cash distribution of $0.42 per common unit and OpCo common unit for the quarter ended June 30, 2024. The Partnership intends to pay this distribution on August 19, 2024 to common unitholders and OpCo common unitholders of record as of the close of business on August 12, 2024.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $4.8 million for the quarter ended June 30, 2024. The Partnership intends to pay the distribution subsequent to August 1, 2024, and prior to the distribution on the common units and OpCo common units.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and natural gas liquids (“NGLs”), including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the outcome of the U.S. presidential election and the energy and environmental proposals being considered and evaluated by the federal government and other regulating bodies;
●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine and the conflict in the Middle East;

●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impact of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel to the operators of our properties;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including the Biden administration’s proposals and recent executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions; and
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

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

As of June 30, 2024, we owned mineral and royalty interests in approximately 12.2 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of June 30, 2024, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 129,000 gross wells, including over 50,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as June 30, 2024:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,336,729	26,928	9,211	50,604
Mid‑Continent	5,868,926	48,832	4,318	20,898
Terryville/Cotton Valley/Haynesville	1,428,907	7,919	4,387	16,297
Appalachian Basin	741,354	23,203	1,708	3,929
Bakken/Williston Basin	1,640,077	6,138	931	5,358
Eagle Ford	624,148	6,730	1,574	4,277
DJ Basin/Rockies/Niobrara	74,152	1,036	836	12,556
Other	3,232,560	36,693	1,145	15,444
Total	16,946,853	157,479	24,110	129,363
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2023 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of June 30, 2024:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	417	416	1.93	2.44
Mid‑Continent	130	64	0.89	0.70
Terryville/Cotton Valley/Haynesville	53	20	0.33	0.38
Appalachian Basin	5	3	0.01	0.01
Bakken/Williston Basin	55	102	0.10	0.23
Eagle Ford	98	58	0.50	0.34
DJ Basin/Rockies/Niobrara	4	9	0.06	0.04
Total	762	672	3.82	4.14
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

Recent Developments

Quarterly Distributions

On August 1, 2024, our General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.42 per common unit representing limited partner interests in the Partnership (“common unit”) and common unit of the Operating Company (“OpCo common unit”) for the quarter ended June 30, 2024. We intend to pay the distributions on August 19, 2024 to common unitholders and OpCo common unitholders of record as of the close of business on August 12, 2024.

We will pay a cash distribution on the Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”) of approximately $4.8 million for the quarter ended June 30, 2024. We intend to pay the distribution subsequent to August 1, 2024 and prior to the distribution on the common units and OpCo common units.

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

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	High	Low	High	Low
Oil ($/Bbl)	$87.69	$70.62	$83.26	$66.61
Natural gas ($/MMBtu)	$13.20	$1.25	$3.78	$1.74

On July 22, 2024, the West Texas Intermediate posted price for crude oil was $81.25 per Bbl and the Henry Hub spot market price of natural gas was $2.19 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil ($/Bbl)	$81.81	$73.54	$79.69	$74.73
Natural gas ($/MMBtu)	$2.07	$2.16	$2.11	$2.40

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased by 14.2% to 560 active land rigs at June 30, 2024 compared to 653 active land rigs at June 30, 2023. The 560 active land rigs at June 30, 2024 decreased by 6.8% compared to 601 active land rigs at March 31, 2024. While the average daily prices for oil and natural gas at June 30, 2024 remained relatively flat when compared to June 30, 2023, higher labor and equipment costs, as a result of inflation, discourages any substantial uptake in the market.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	June 30,
Basin or Producing Region	2024	2023
Permian Basin	47	50
Mid‑Continent	20	12
Terryville/Cotton Valley/Haynesville	9	17
Appalachian Basin	1	—
Bakken/Williston Basin	7	4
Eagle Ford	6	5
DJ Basin/Rockies/Niobrara	1	1
Other	—	1
Total	91	90

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our oil, natural gas and NGL revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Oil revenue	70%	70%	70%	64%
Natural gas revenue	18%	20%	17%	27%
NGL revenue	12%	10%	13%	9%
	100%	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through June 2026, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, impairment of oil and natural gas properties, non-cash unit based compensation, loss on extinguishment of debt, unrealized gains and losses on derivative instruments and operational impacts of VIEs, which include general and administrative expense and interest income. Adjusted EBITDA is not a measure of net income (loss) or net cash provided by operating activities as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$15,186,529	$17,797,031	$24,523,468	$46,696,569
Depreciation and depletion expense	33,023,934	19,656,855	71,190,740	37,220,503
Interest expense	6,946,580	6,341,118	14,247,910	11,804,522
Income tax expense	1,759,282	909,057	2,681,850	2,312,040
EBITDA	56,916,325	44,704,061	112,643,968	98,033,634
Impairment of oil and natural gas properties	—	—	5,963,575	—
Unit-based compensation	5,108,318	3,289,740	8,792,398	6,459,740
Loss on extinguishment of debt	—	480,244	—	480,244
Loss (gain) on derivative instruments, net of settlements	3,796,313	(2,600,713)	12,534,027	(15,100,314)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	(1,069,854)	—	(3,508,691)
General and administrative expense	—	219,473	—	927,699
Consolidated Adjusted EBITDA	65,820,956	45,022,951	139,933,968	87,292,312
Adjusted EBITDA attributable to non-controlling interest	(10,011,035)	(10,871,674)	(26,190,685)	(19,008,901)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	55,809,921	34,151,277	113,743,283	68,283,411
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	5,620,423	4,442,318	10,855,128	8,566,027
Cash distribution on Series A preferred units	4,110,950	—	7,911,246	—
Cash income tax refund	—	—	—	(639,325)
Distribution on Class B units	20,847	31,601	41,694	47,085
Cash available for distribution on common units	$46,057,701	$29,677,358	$94,935,215	$60,309,624

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$62,882,573	$31,518,529	$131,928,189	$78,572,135
Interest expense	6,946,580	6,341,118	14,247,910	11,804,522
Income tax expense	1,759,282	909,057	2,681,850	2,312,040
Impairment of oil and natural gas properties	—	—	(5,963,575)	—
Amortization of right-of-use assets	(86,555)	(84,501)	(172,879)	(167,658)
Amortization of loan origination costs	(530,130)	(492,732)	(1,060,260)	(1,008,830)
Loss on extinguishment of debt	—	(480,244)	—	(480,244)
Unit-based compensation	(5,108,318)	(3,289,740)	(8,792,398)	(6,459,740)
(Loss) gain on derivative instruments, net of settlements	(3,796,313)	2,600,713	(12,534,027)	15,100,314
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(1,486,074)	9,070,691	(5,802,268)	(1,987,323)
Accounts receivable and other current assets	(459,887)	86,707	689,643	(427,105)
Accounts payable	352,173	(450,078)	39,409	(159,557)
Other current liabilities	(3,651,026)	(3,175,769)	(2,803,415)	(3,431,295)
Operating lease liabilities	94,020	85,313	185,789	170,331
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	1,069,854	—	3,508,691
Other assets and liabilities	—	995,143	—	687,353
EBITDA	56,916,325	44,704,061	112,643,968	98,033,634
Add:
Impairment of oil and natural gas properties	—	—	5,963,575	—
Unit-based compensation	5,108,318	3,289,740	8,792,398	6,459,740
Loss on extinguishment of debt	—	480,244	—	480,244
Loss (gain) on derivative instruments, net of settlements	3,796,313	(2,600,713)	12,534,027	(15,100,314)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	—	(1,069,854)	—	(3,508,691)
General and administrative expense	—	219,473	—	927,699
Consolidated Adjusted EBITDA	65,820,956	45,022,951	139,933,968	87,292,312
Adjusted EBITDA attributable to non-controlling interest	(10,011,035)	(10,871,674)	(26,190,685)	(19,008,901)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	55,809,921	34,151,277	113,743,283	68,283,411
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	5,620,423	4,442,318	10,855,128	8,566,027
Cash distribution on Series A preferred units	4,110,950	—	7,911,246	—
Cash income tax refund	—	—	—	(639,325)
Distribution on Class B units	20,847	31,601	41,694	47,085
Cash available for distribution on common units	$46,057,701	$29,677,358	$94,935,215	$60,309,624

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and six months ended June 30, 2024 and 2023 include the acquisition of certain mineral and royalty assets held by MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”) in May 2023 and the acquisition of all of the issued and outstanding membership interests of Cherry Creek Minerals LLC pursuant to a securities purchase agreement with LongPoint Minerals II, LLC (the “LongPoint Acquisition”) in September 2023.

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

As a result of our full cost ceiling analysis, we recorded an impairment on our oil and natural gas properties of $6.0 million during the six months ended June 30, 2024. The impairment was primarily attributed to the decline in the 12-month average price of oil and natural gas for the three months ended March 31, 2024. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas. We did not record an impairment on our oil and natural gas properties for the three months ended June 30, 2024 or three and six months ended June 30, 2023.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$76,959,173	$56,981,614	$164,458,682	$114,398,373
Lease bonus and other income	659,980	2,041,189	1,098,776	2,478,526
(Loss) gain on commodity derivative instruments, net	(1,046,261)	1,729,459	(6,750,622)	10,791,835
Total revenues	76,572,892	60,752,262	158,806,836	127,668,734
Costs and expenses
Production and ad valorem taxes	5,576,798	5,404,955	12,108,699	9,682,159
Depreciation and depletion expense	33,023,934	19,656,855	71,190,740	37,220,503
Impairment of oil and natural gas properties	—	—	5,963,575	—
Marketing and other deductions	3,827,646	2,907,459	8,390,590	5,669,498
General and administrative expense	10,252,123	7,925,159	19,700,004	16,203,426
Consolidated variable interest entities related:
General and administrative expense	—	219,473	—	927,699
Total costs and expenses	52,680,501	36,113,901	117,353,608	69,703,285
Operating income	23,892,391	24,638,361	41,453,228	57,965,449
Other (expense) income
Interest expense	(6,946,580)	(6,341,118)	(14,247,910)	(11,804,522)
Loss on extinguishment of debt	—	(480,244)	—	(480,244)
Other expense	—	(180,765)	—	(180,765)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	1,069,854	—	3,508,691
Net income before income taxes	16,945,811	18,706,088	27,205,318	49,008,609
Income tax expense	1,759,282	909,057	2,681,850	2,312,040
Net income	15,186,529	17,797,031	24,523,468	46,696,569
Distribution and accretion on Series A preferred units	(5,243,004)	—	(10,499,291)	—
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(1,512,360)	(4,297,442)	(2,403,209)	(9,860,860)
Distribution on Class B units	(20,847)	(31,601)	(41,694)	(47,085)
Net income attributable to common units of Kimbell Royalty Partners, LP	$8,410,318	$13,467,988	$11,579,274	$36,788,624
Production Data:
Oil (Bbls)	691,819	553,588	1,496,408	999,601
Natural gas (Mcf)	6,714,323	5,203,964	14,127,392	10,794,157
Natural gas liquids (Bbls)	383,092	230,241	841,339	432,946
Combined volumes (Boe) (6:1)	2,193,965	1,651,156	4,692,312	3,231,573

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Oil, Natural Gas and NGL Revenues

For the three months ended June 30, 2024, our oil, natural gas and NGL revenues were $77.0 million, an increase of $20.0 million from $57.0 million for the three months ended June 30, 2023. The increase in oil, natural gas and NGL revenues was primarily related to an increase in production volumes for the three months ended June 30, 2024 as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,193,965 Boe or 24,110 Boe/d, for the three months ended June 30, 2024, an increase of 542,809 Boe or 5,965 Boe/d, from 1,651,156 Boe or 18,145 Boe/d, for the three months ended June 30, 2023. The increase in production for the three months ended June 30, 2024 was primarily attributable to production associated with the LongPoint Acquisition.

Our operators received an average of $77.20 per Bbl of oil, $2.10 per Mcf of natural gas and $24.75 per Bbl of NGL for the volumes sold during the three months ended June 30, 2024 compared to $71.91 per Bbl of oil, $2.22 per Mcf of natural gas and $24.46 per Bbl of NGL for the volumes sold during the three months ended June 30, 2023. These average prices received during the three months ended June 30, 2024 increased 7.4% or $5.29 per Bbl of oil and decreased 5.4% or $0.12 per Mcf of natural gas as compared to the three months ended June 30, 2023. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 11.2% or $8.27 per Bbl of oil and decrease of 4.2% or $0.09 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income for the three months ended June 30, 2024 was $0.7 million, a decrease of $1.3 million from $2.0 million for the three months ended June 30, 2023. The decrease in lease bonus and other income was primarily related to a $0.9 million legal settlement received during the three months ended June 30, 2023.

(Loss) Gain on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended June 30, 2024 included $3.8 million of mark-to-market losses and $2.8 million of gains on the settlement of commodity derivative instruments compared to $2.6 million of mark-to-market gains and $0.9 million of losses on the settlement of commodity derivative instruments for the three months ended June 30, 2023. We recorded a mark-to-market loss for the three months ended June 30, 2024 as a result of the increase in oil and natural gas strip pricing from the three months ended March 31, 2024. We recorded a mark-to-market gain for the three months ended June 30, 2023 as a result of the maturity of derivative contracts with lower strike pricing, partially offset by realized losses on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended June 30, 2024 were $5.6 million, an increase of $0.2 million from $5.4 million for the three months ended June 30, 2023. The increase in production and ad valorem taxes was primarily attributable to production associated with the LongPoint Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended June 30, 2024 was $33.0 million, an increase of $13.3 million from $19.7 million for the three months ended June 30, 2023. The increase in depreciation and depletion expense was due to the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $15.01 for the three months ended June 30, 2024, an increase of $3.16 per barrel from the $11.85 average depletion rate per barrel for the three months ended June 30, 2023. The increase in the depletion rate was due to the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended June 30, 2024 were $3.8 million, an increase of $0.9 million from $2.9 million for the three months ended June 30, 2023. The increase in marketing and other deductions was primarily related to marketing and other deductions associated with the LongPoint Acquisition.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were $10.3 million, an increase of $2.4 million compared to $7.9 million for the three months ended June 30, 2023. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was attributable to a $1.8 million increase in unit-based compensation expense and cash general and administrative expenses resulting from an increase in our costs associated with company growth.

Interest Expense

Interest expense for the three months ended June 30, 2024 was $6.9 million compared to $6.3 million for the three months ended June 30, 2023. The increase in interest expense was primarily due to an increase in the overall long-term debt balance as a result of borrowings associated with the LongPoint Acquisition, partially offset by a slight decrease in the weighted average interest rate on our outstanding borrowings for the three months ended June 30, 2024.

Income Tax Expense

We recorded an income tax expense of $1.8 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Oil, Natural Gas and NGL Revenues

For the six months ended June 30, 2024, our oil, natural gas and NGL revenues were $164.5 million, an increase of $50.1 million from $114.4 million for the six months ended June 30, 2023. The increase in oil, natural gas and NGL revenues was primarily related to an increase in production volumes for the six months ended June 30, 2024 as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 4,692,312 Boe or 25,782 Boe/d, for the six months ended June 30, 2024, an increase of 1,460,739 Boe or 7,999 Boe/d, from 3,231,573 Boe or 17,783 Boe/d, for the six months ended June 30, 2023. The increase in production for the six months ended June 30, 2024 was primarily attributable to production associated with the MB Minerals Acquisition and the LongPoint Acquisition.

Our operators received an average of $76.87 per Bbl of oil, $2.03 per Mcf of natural gas and $24.72 per Bbl of NGL for the volumes sold during the six months ended June 30, 2024 compared to $72.84 per Bbl of oil, $2.89 per Mcf of natural gas and $24.02 per Bbl of NGL for the volumes sold during the six months ended June 30, 2023. These average prices received during the six months ended June 30, 2024 increased 5.5% or $4.03 per Bbl of oil and decreased 29.8% or $0.86 per Mcf of natural gas as compared to the six months ended June 30, 2023. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 6.6% or $4.96 per Bbl of oil and decrease of 12.1% or $0.29 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income for the six months ended June 30, 2024 was $1.1 million, a decrease of $1.4 million from $2.5 million for the six months ended June 30, 2023. The decrease in lease bonus and other income was primarily related to a $0.9 million legal settlement received during the six months ended June 30, 2023.

(Loss) Gain on Commodity Derivative Instruments

Loss on commodity derivative instruments for the six months ended June 30, 2024 included $12.5 million of mark-to-market losses and $5.7 million of gains on the settlement of commodity derivative instruments compared to $15.1 million of mark-to-market gains and $4.3 million of losses on the settlement of commodity derivative instruments for the six months ended June 30, 2023. We recorded a mark-to-market loss for the six months ended June 30, 2024 as a result of the increase in oil and natural gas strip pricing from the year ended December 31, 2023. We recorded a mark-to-market gain for the six months ended June 30, 2023 as a result of the maturity of derivative contracts with lower strike pricing, partially offset by realized losses on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the six months ended June 30, 2024 were $12.1 million, an increase of $2.4 million from $9.7 million for the six months ended June 30, 2023. The increase in production and ad valorem taxes was primarily attributable to production associated with the MB Minerals Acquisition and the LongPoint Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the six months ended June 30, 2024 was $71.2 million, an increase of $34.0 million from $37.2 million for the six months ended June 30, 2023. The increase in depreciation and depletion expense was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $15.13 for the six months ended June 30, 2024, an increase of $3.67 per barrel from the $11.46 average depletion rate per barrel for the six months ended June 30, 2023. The increase in the depletion rate was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Impairment

We recorded an impairment on our oil and natural gas properties of $6.0 million during the six months ended June 30, 2024, as a result of our full cost ceiling analysis. The impairment was primarily attributed to the decline in the 12-month average price of oil and natural gas for the three months ended March 31, 2024. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas. We did not record an impairment on our oil and natural gas properties for the six months ended June 30, 2023.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the six months ended June 30, 2024 were $8.4 million, an increase of $2.7 million from $5.7 million for the six months ended June 30, 2023. The increase in marketing and other deductions was primarily related to marketing and other deductions associated with the MB Minerals Acquisition and the LongPoint Acquisition.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 were $19.7 million, an increase of $3.5 million compared to $16.2 million for the six months ended June 30, 2023. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was attributable to a $2.3 million increase in unit-based compensation expense and cash general and administrative expenses resulting from an increase in our costs associated with company growth.

Interest Expense

Interest expense for the six months ended June 30, 2024 was $14.2 million compared to $11.8 million for the six months ended June 30, 2023. The increase in interest expense was primarily due to an increase in the overall long-term debt balance as a result of borrowings associated with the MB Minerals Acquisition and the LongPoint Acquisition.

Income Tax Expense

We recorded an income tax expense of $2.7 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the second quarter of 2024 for the repayment of $13.6 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the second quarter of 2024. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 5,369,218 OpCo common units and an equal number of Class B units representing limited partnership interests in the Partnership (“Class B units”) and 557,302 common units as partial consideration in connection with the MB Minerals Acquisition and we completed the LongPoint Acquisition partially with net proceeds from the private placement of Series A preferred units. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our second quarter 2024 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Six Months Ended June 30,
	2024	2023
Cash Flow Data:
Net cash provided by operating activities	$131,928,189	$78,572,135
Net cash (used in) provided by investing activities	(131,089)	199,882,583
Net cash used in financing activities	(131,844,613)	(282,702,167)
Net decrease in cash and cash equivalents	$(47,513)	$(4,247,449)

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2024 were $131.9 million, an increase of $53.3 million compared to $78.6 million for the six months ended June 30, 2023.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2024 were $0.1 million compared to $199.9 million of cash flows provided by investing activities for the six months ended June 30, 2023. For the six months ended June 30, 2024, cash flows used in investing activities included the purchase of equipment. For the six months ended June 30, 2023, cash flows provided by investing activities included $243.2 million of cash received from investment held in trust related to Kimbell Tiger Acquisition Corporation (“TGR”) and $0.9 million in cash received from the dissolution of TGR, partially offset by $44.2 million used primarily to fund costs associated with the MB Minerals Acquisition.

Financing Activities

Cash flows used in financing activities were $131.8 million for the six months ended June 30, 2024 compared to $282.7 million for the six months ended June 30, 2023. Cash flows used in financing activities for the six months ended June 30, 2024 consists primarily of $98.2 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $33.4 million used to repay borrowings under our secured revolving credit facility, $4.9 million of restricted units repurchased for tax withholding and $0.3 million paid in connection with the redemption of Class B units, partially offset by $5.0 million of additional borrowings under our secured revolving credit facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2023 Form 10-K. As of June 30, 2024, we did not have any off-balance sheet arrangements. See Note 8—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2024, we had six counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of June 30, 2024, we had total borrowings outstanding under our secured revolving credit facility of $265.8 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $2.7 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2023 through June 30, 2024. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Rule 10b5-1 Plans

On March 18, 2024, a member of our Board of Directors, Mitch Wynne, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 27,539 common units between June 18, 2024, and December 18, 2024, subject to certain conditions. As of June 18, 2024, all shares had been sold under the plan.

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

10.1+	—

First Amendment to the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on 10-Q filed on May 2, 2024)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: August 1, 2024	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: August 1, 2024	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer