Form 10-K/A
period 2023-12-31
Kimbell Royalty Partners, LP
filed 2024-11-08
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment Number 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☒ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

Documents Incorporated by Reference: None

Explanatory Note

Kimbell Royalty Partners, LP (“our Partnership,” “we,” “our,” “us” or like terms) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed on February 21, 2024 (the “Original Form 10-K”) to make certain changes described below.

Background

We are organized in a structure that is commonly referred to as an “Up-C” structure. Our direct subsidiary, Kimbell Royalty Operating, LLC (“OpCo”), is owned partially by us and partially by other investors. The other investors of OpCo are permitted to exchange their interest in OpCo, together with a Class B unit of the Partnership, into an equal number of our common units. The ownership interest by such other investors in OpCo is shown as a non-controlling interest in our consolidated financial statements.

In connection with the preparation of our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2024, we identified an error in the application of accounting guidance related to the changes in ownership of OpCo. We previously accounted for the changes in ownership of OpCo by reallocating the non-controlling interest associated with such changes at fair value. Under ASC 810-10, changes in ownership of a consolidated subsidiary that is less than wholly owned (such as OpCo) should be accounted for by adjusting the carrying value of such non-controlling interests to reflect the change in ownership interest in the subsidiary. Any difference between fair value of consideration received or paid and the amount by which the noncontrolling interest is adjusted should be recognized in equity attributable to the parent.

We evaluated the error and determined that they did not result in a material misstatement of our previously issued consolidated financial statements. In making this determination, we noted that the error (i) only resulted in a reclass of amounts between components within unitholders’ equity (specifically, from Common Units to Non-Controlling Interest in OpCo) and (ii) did not have any impact on the total unitholders’ equity amount in our consolidated balance sheets, the total amount in our consolidated statement of changes in unitholders’ equity or any other portion of our financial statements. Moreover, the error had no impact on items in our consolidated statement of operations or statement of cash flows, including any information related to revenues, net income, net income attributable to common units, earnings per unit and other items. The error similarly did not have an impact on any of our key performance indicators and non-GAAP metrics, included Adjusted EBITDA and cash available for distribution, nor did it have any impact on compliance with our material financial covenants under debt instruments or other contractual arrangements.

However, in connection with the period-end close process, we identified a material weakness in our internal control over financial reporting and have concluded this material weakness was present as of December 31, 2023.

Description of Amendment

This Amendment amends the following items in our Original Form 10-K:

●	Cautionary Statement Regarding Forward-Looking Statements: We are providing certain updates to the forward-looking statements section of our Original Form 10-K.
●	Part II. Item 8. Financial Statements and Supplementary Data: We are updating the unitholders’ equity portion of our consolidated balance sheet, as well as our consolidated statements of changes in unitholders’ equity, to correct the error discussed above. In addition, we have added Note 18 (Correction of Immaterial Errors) to discuss the error. Our consolidated financial statements are included in this Amendment beginning on page F-1.
●	Part II. Item 9A. Controls and Procedures: We are amending this item to disclose the material weakness that was identified as a result of the error discussed above, and to revise our assessment of the effectiveness of our internal control over financial reporting and our disclosure controls and procedures to indicate that they were not effective as of December 31, 2023 because of the material weakness. We are also including a revised audit report of Grant Thornton LLP, our independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2023.

i

●	Part IV. Item 15. Exhibits, Financial Statement Schedules: We are amending this item to include a new consent of Grant Thornton LLP and, as required by Rule 12b-15 under the Securities Act of 1934, as amended, to provide new currently dated certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The new consent is attached to this Amendment as Exhibit 23.1 and the new certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. We are also including new inline XBRL tagging.

The only changes to the Original Form 10-K are those related to the matters described above. Except as described above, this Amendment does not amend, update or change any other item or disclosure in the Original Form 10-K and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Form 10-K was filed, and we have not undertaken to amend, update or change any information contained in the Original Form 10-K to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and any subsequent filing with the SEC.

F-ii

Kimbell Royalty Partners, LP

F-iii

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Amendment and the Original Form 10-K may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Amendment and the Original Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and NGLs, including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the energy and environmental proposals being considered and evaluated by the federal government and other regulating bodies;
●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine and the conflict in the Middle East;
●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impacts of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel to the operators of our properties;

●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including the Biden administration’s proposals and recent executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions;
●	our ability to remediate any material weakness in, or otherwise maintain effective internal controls over financial reporting and disclosure controls and procedures; and
●	certain factors discussed elsewhere in this Amendment and in the Original Form 10-K, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of the Original Form 10-K and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they were originally made. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

Part II

Item 8. Financial Statements and Supplementary Data

The Partnership’s consolidated financial statements required by this item are included in this Amendment beginning on page F-1.

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

Based upon that evaluation, at the time that the Original Form 10-K was filed on February 21, 2024, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Subsequent to this evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting described below.

Despite the material weakness described below, our General Partner’s principal executive officer and principal financial officer concluded that the consolidated financial statements included in this Amendment fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. At the time that the Original Form 10-K was filed on February 21, 2024, management, including our General Partner’s principal executive officer and principal financial officer, concluded our internal control over financial reporting was effective as of December 31, 2023. In the third quarter of the fiscal year ending December 31, 2024, management identified a material weakness in its internal control over financial reporting (described below) that was determined to have existed as of December 31, 2023. As a result, management including our General Partner’s principal executive officer and principal financial officer, concluded our internal control over financial reporting was ineffective as of December 31, 2023.

In connection with the preparation of the Partnership’s unaudited interim consolidated financial statements for the three and nine months ended September 30, 2024, the Partnership identified an error in its application of accounting guidance related to the changes in ownership of OpCo, which is a consolidated, less than wholly owned subsidiary. The Partnership previously accounted for the changes in ownership of OpCo by reallocating the non-controlling interest associated with such changes at fair value. Under ASC 810-10, changes in ownership of a consolidated subsidiary that is less than wholly owned (such as OpCo) should be accounted for by adjusting the carrying value of such non-controlling interests to reflect the change in ownership interest in the subsidiary.  Any difference between fair value of consideration received or paid and the amount by which the noncontrolling interest is adjusted should be recognized in equity attributable to the parent. The Partnership evaluated the error and determined that the related impact was not material to its financial statements for any prior annual or interim period. However, we identified a material weakness in our control environment because of this error.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis.

We failed to maintain an effective control environment because we lacked sufficient oversight of the application of accounting guidance related to the changes in ownership of OpCo. While this material weakness did not result in a material misstatement of our previously filed financial statements, there is a reasonable possibility that this control deficiency could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

See the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in this Item 9, which is incorporated herein by reference.

Status of Remediation Efforts

Management is in the process of remediating the internal control weakness related to our accounting for changes in ownership of OpCo. Management has corrected the error and will implement a new control to ensure that changes in ownership of a consolidated subsidiary that is less than wholly owned are accounted for by adjusting the carrying value of non-controlling interests to reflect the change in ownership interest in the subsidiary. Any difference between fair value of consideration received or paid and the amount by which the noncontrolling interest is adjusted will be recognized in equity attributable to the parent in accordance with ASC 810-10. While we have already taken steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Partnership will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. Other than in connection with the remediation process described above, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

In our report dated February 21, 2024, we expressed an unqualified opinion that the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. Management has subsequently identified a design deficiency involving the accounting for changes in ownership of its consolidated, less than wholly-owned subsidiaries. Management lacked sufficient oversight of the application of accounting guidance specific to these equity transactions related to changes in ownership of its consolidated, less than wholly-owned subsidiaries. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting, to conclude that the Partnership’s internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 21, 2024, except for Note 1 and Note 18, as to which the date is November 8, 2024, which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Cherry Creek Minerals, LLC, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 33 and 7 percent, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2023.  As indicated in Management’s Report, Cherry Creek Minerals, LLC was acquired during 2023.  Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Cherry Creek Minerals, LLC.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 21, 2024 (except for the effect of the material weakness described in the third paragraph above, as to which the date is November 8, 2024)

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

4.5	—

Description of Common Units Representing Limited Partnership Interests (incorporated by reference to Exhibit 4.5 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024)

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

21.1	—	List of Subsidiaries of Kimbell Royalty Partners, LP (incorporated by reference to Exhibit 21.1 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024
23.1*	—	Consent of Grant Thornton LLP
23.2	—	Consent of Ryder Scott Company, L.P. (incorporated by reference to Exhibit 23.2 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024)
23.3	—	Consent of KPMG LLP (incorporated by reference to Exhibit 23.3 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024)
23.4	—

Report of Independent Registered Public Accounting Firm—KPMG LLP Opinion on the Consolidated Financial Statements on Kimbell Tiger Acquisition Corporation (incorporated by reference to Exhibit 23.4 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024)

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350
97.1	—

Kimbell Royalty Partners, LP Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024)

99.1	—	Report of Ryder Scott Company, L.P. as of December 31, 2023 (incorporated by reference to Exhibit 99.1 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024)
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: November 8, 2024	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2024, except for the effect of the material weakness described in the third paragraph of that report, as to which the date is November 8, 2024, expressed an adverse opinion thereon.

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

Our audit procedures related to the estimation of accrued oil, natural gas, and NGL revenues included the following, among others.

•	We tested the design and operating effectiveness of key internal controls over the Partnership’s accrued revenue process.
•	We tested a sample of revenue transactions to support inputs used in the estimation of accrued revenues, including the actual volume of production delivered to purchasers and the realized prices received on those volumes.
•	We evaluated the prices used by the Partnership to estimate the price to be received for the sale of oil, natural gas, and NGL production by independently developing an expectation of price using publicly available prices and historical differentials.
•	We tested the historical accuracy of prior period estimates of accrued revenues by performing a lookback analysis to evaluate the reasonableness of management’s estimates and to identify indicators of management bias in significant assumptions used to derive the revenue accrual.
•

We assessed the completeness and accuracy of the accrued revenues through disaggregated analytical procedures by month, product type, and comparison of pricing used to publicly available market prices and historical differentials.

Estimation of proved reserves as it relates to the calculation and measurement of depletion expense and impairment

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

•

We tested the design and operating effectiveness of key internal controls over the Partnership’s process to estimate proved reserves for the purpose of calculating and measuring of depletion expense and determining impairment for proved oil and natural gas properties.

•

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

•	We evaluated the pricing and differential inputs used to estimate proved reserves for consistency with requirements under the full cost method of accounting.
•

We compared the Partnership’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast and we compared the future forecasted production used by the Company in the current period to historical production.

•

We analyzed the depletion expense and ceiling test calculations for consistency with requirements under the full cost method of accounting and checked the accuracy of the depletion expense and ceiling test calculations.

•	We selected a sample of wells to test the inputs used in the estimation of proved reserves, including volumes, pricing, and other assumptions.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2015.

Dallas, Texas

February 21, 2024 (except for Note 1 and Note 18, as to which the date is November 8, 2024)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$30,992,670	$24,635,718
Oil, natural gas and NGL receivables	59,020,471	46,993,711
Derivative assets	11,427,735	—
Accounts receivable and other current assets	1,699,536	3,562,912
Total current assets	103,140,412	75,192,341
Property and equipment, net	589,895	953,781
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($222,712,844 and $207,695,343 excluded from depletion at December 31, 2023 and 2022, respectively)	2,048,690,088	1,465,985,718
Less: accumulated depreciation, depletion and impairment	(827,033,944)	(712,716,951)
Total oil and natural gas properties, net	1,221,656,144	753,268,767
Right-of-use assets, net	2,189,243	2,525,323
Derivative assets	2,888,051	754,786
Loan origination costs, net	7,325,471	3,004,104
Assets of consolidated variable interest entities:
Cash	—	390,850
Investments held in trust	—	240,621,146
Prepaid expenses	—	35,201
Total assets	$1,337,789,216	$1,076,746,299

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,594,736	$1,210,337
Other current liabilities	6,173,314	4,909,510
Derivative liabilities	208,710	12,646,720
Total current liabilities	12,976,760	18,766,567
Operating lease liabilities, excluding current portion	1,887,693	2,236,361
Derivative liabilities	60,094	432,142
Long-term debt	294,200,000	233,015,911
Other liabilities	197,917	322,917
Liabilities of consolidated variable interest entities:
Other current liabilities	—	512,725
Deferred underwriting commissions	—	8,050,000
Total liabilities	309,322,464	263,336,623
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (325,000 units and zero units issued and outstanding as of December 31, 2023 and 2022, respectively)	314,423,572	—
Redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	236,900,000
Kimbell Royalty Partners, LP unitholders' equity:
Common units (73,851,458 units and 64,231,833 units issued and outstanding as of December 31, 2023 and 2022, respectively)	555,809,000	463,751,910
Class B units (20,847,295 and 15,484,400 units issued and outstanding as of December 31, 2023 and 2022, respectively)	1,042,365	774,220
Total Kimbell Royalty Partners, LP unitholders' equity	556,851,365	464,526,130
Non-controlling interest in OpCo	157,191,815	111,983,546
Total unitholders' equity	714,043,180	576,509,676
Total liabilities, mezzanine equity and unitholders' equity	$1,337,789,216	$1,076,746,299

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Revenue
Oil, natural gas and NGL revenues	$267,584,785	$281,964,126	$175,088,021
Lease bonus and other income	5,594,855	3,073,609	3,319,104
Gain (loss) on commodity derivative instruments, net	20,888,972	(36,978,550)	(42,791,909)
Total revenues	294,068,612	248,059,185	135,615,216
Costs and expenses
Production and ad valorem taxes	20,326,477	16,238,814	10,480,481
Depreciation and depletion expense	96,477,003	50,086,414	36,797,881
Impairment of oil and natural gas properties	18,220,173	—	—
Marketing and other deductions	12,564,619	13,383,074	12,048,643
General and administrative expense	35,677,851	29,128,659	26,977,519
Consolidated variable interest entities related:
General and administrative expense	927,699	2,304,445	—
Total costs and expenses	184,193,822	111,141,406	86,304,524
Operating income	109,874,790	136,917,779	49,310,692
Other income (expense)
Equity income in affiliate	—	2,668,844	1,119,819
Interest expense	(25,950,600)	(13,818,310)	(9,182,103)
Loss on extinguishment of debt	(480,244)	—	—
Other (expense) income	(180,765)	4,043,530	1,263,566
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	3,508,691	3,721,145	—
Net income before income taxes	86,771,872	133,532,988	42,511,974
Income tax expense	3,766,302	2,738,702	74,100
Net income	83,005,570	130,794,286	42,437,874
Distribution and accretion on Series A preferred units	(6,310,215)	—	(11,249,969)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(16,464,890)	(18,822,552)	(8,496,104)
Distribution on Class B units	(88,786)	(42,243)	(76,780)
Net income attributable to common units of Kimbell Royalty Partners, LP	$60,141,679	$111,929,491	$22,615,021

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.93	$1.75	$0.56
Diluted	$0.91	$1.72	$0.51
Weighted average number of common units outstanding
Basic	66,595,273	54,112,595	40,400,907
Diluted	93,057,731	65,837,017	60,957,824

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

					Non-controlling	Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Interest in TGR	Total
Balance at January 1, 2021	38,918,689	$217,768,360	20,779,781	$1,038,989	$116,827,389	$—	$335,634,738
Common units issued for equity offering	4,312,500	57,522,440	—	—	—	—	57,522,440
Conversion of Class B units to common units	3,168,202	17,005,271	(3,168,202)	(158,410)	(17,005,271)	—	(158,410)
Redemption of Series A preferred units	—	(10,753,930)	—	—	(4,229,854)	—	(14,983,784)
Restricted units repurchased for tax withholding	(173,185)	(2,064,693)	—	—	—	—	(2,064,693)
Unit-based compensation	936,567	10,632,725	—	—	—	—	10,632,725
Distributions to unitholders	—	(47,309,785)	—	—	(21,534,575)	—	(68,844,360)
Distribution and accretion on Series A preferred units	—	(7,956,092)	—	—	(3,293,877)	—	(11,249,969)
Distribution on Class B units	—	(76,780)	—	—	—	—	(76,780)
Change in ownership of consolidated subsidiaries, net	—	(12,295,407)	—	—	12,295,407	—	—
Net income	—	30,647,893	—	—	11,789,981	—	42,437,874
Balance at December 31, 2021	47,162,773	253,120,002	17,611,579	880,579	94,849,200	—	348,849,781
Common units issued for equity offering	6,900,000	116,119,417	—	—	—	—	116,119,417
Class B units issued for acquisition	—	—	7,272,821	363,641	120,292,459	—	120,656,100
Conversion of Class B units to common units	9,400,000	50,598,886	(9,400,000)	(470,000)	(50,598,886)	—	(470,000)
Restricted units repurchased for tax withholding	(193,604)	(3,344,828)	—	—	—	—	(3,344,828)
Forfeitures of restricted units	(1,171)	(19,813)	—	—	—	—	(19,813)
Unit-based compensation	963,835	11,107,639	—	—	—	—	11,107,639
Distributions to unitholders	—	(107,402,294)	—	—	(19,323,523)	—	(126,725,817)
Distribution on Class B units	—	(42,243)	—	—	—	—	(42,243)
Proceeds from issuance of TGR public warrants	—	—	—	—	—	11,500,000	11,500,000
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	(17,412,732)	—	—	(3,002,114)	(11,500,000)	(31,914,846)
Change in ownership of consolidated subsidiaries, net	—	49,056,142	—	—	(49,056,142)	—	—
Net income	—	111,971,734	—	—	18,822,552	—	130,794,286
Balance at December 31, 2022	64,231,833	463,751,910	15,484,400	774,220	111,983,546	—	576,509,676
Common units issued for equity offering	8,337,500	110,711,383	—	—	—	—	110,711,383
Units issued for acquisition	557,302	8,654,900	5,369,218	268,461	83,383,956	—	92,307,317
Conversion of Class B units to common units	6,323	47,733	(6,323)	(316)	(47,733)	—	(316)
Restricted units repurchased for tax withholding	(279,662)	(4,851,962)	—	—	—	—	(4,851,962)
Unit-based compensation	998,162	13,111,522	—	—	—	—	13,111,522
Distributions to unitholders	—	(120,372,624)	—	—	(31,551,122)	—	(151,923,746)
Distribution and accretion on Series A preferred units	—	(4,921,063)	—	—	(1,389,152)	—	(6,310,215)
Distribution on Class B units	—	(88,786)	—	—	—	—	(88,786)
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	1,192,969	—	—	379,768	—	1,572,737
Change in ownership of consolidated subsidiaries, net	—	23,421,490	—	—	(23,421,490)	—	—
Net income	—	65,151,528	—	—	17,854,042	—	83,005,570
Balance at December 31, 2023	73,851,458	$555,809,000	20,847,295	$1,042,365	$157,191,815	$—	$714,043,180

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

Correction of Immaterial Errors

Subsequent to the initial issuance of the consolidated financial statements for the year ended December 31, 2023, the Partnership identified an error in its application of accounting guidance related to the changes in ownership of OpCo.

The Partnership previously accounted for the changes in ownership of OpCo (which occurred as a result of unit issuances by OpCo or the exchange by OpCo investors into common units) by reallocating the non-controlling interest associated with such changes at fair value. Under ASC 810-10, changes in ownership of a consolidated subsidiary that is less than wholly owned (such as OpCo) should accounted for by adjusting the carrying value of such non-controlling interests to reflect the change in ownership interest in the subsidiary.  Any difference between fair value of consideration received or paid and the amount by which the non-controlling interest is adjusted should be recognized in equity attributable to the parent.

The Partnership has corrected these errors and determined that the related impact was not material to its previously issued financial statements. The Partnership has corrected these errors in the Consolidated Financial Statements for all prior periods presented herein. See Note 18, “Correction of Immaterial Errors”.

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

NOTE 18—CORRECTION OF IMMATERIAL ERRORS

The Partnership has identified an error in its application of accounting guidance related to the changes in ownership of OpCo. The Partnership previously accounted for changes in ownership of OpCo by reallocating the non-controlling interest associated with such changes at fair value. Under ASC 810-10, changes in ownership of a consolidated subsidiary that is less than wholly owned (such as OpCo) should be accounted for by adjusting the carrying value of such non-controlling interests to reflect the change in ownership interest in the subsidiary.  Any difference between fair value of consideration received or paid and the amount by which the noncontrolling interest is adjusted should be recognized in equity attributable to the parent.

The Partnership evaluated the impact of this error on the previously issued financial statements and determined that it was not material to any periods. The error (i) resulted only in a reclass of amounts between components in unitholders’ equity (specifically, from Common Units to Non-Controlling Interest in OpCo) and (ii) did not have any impact on the Total Unitholders’ Equity amount in the Partnership’s consolidated balance sheets, the Total amount in the Partnership’s consolidated statement of changes in unitholders’ equity or any other portion of the Partnership’s financial statements. Moreover, the error had no impact on items in the Partnership’s consolidated statement of operations or statement of cash flows, including any information related to revenues, net income, net income attributable to common units, earnings per unit and other items. Further, the error did not have any impact on compliance with its material financial covenants under debt instruments or other contractual arrangements.

The Partnership has adjusted its consolidated balance sheet at December 31, 2023 and 2022 and its consolidated statement of changes in unitholders’ equity for the years ended December 31, 2023, 2022 and 2021.

The effects of the adjustments on the individual line items within the Partnership’s consolidated balance sheets and consolidated statement of changes in unitholders’ equity for the periods indicated are as follows:

	December 31, 2021
	As Reported	Adjustments	As Adjusted
Common units	$328,717,841	$(75,597,839)	$253,120,002
Class B units	880,579	—	880,579
Non-controlling interest in OpCo	19,251,361	75,597,839	94,849,200
Total unitholders' equity	$348,849,781	$—	$348,849,781

	December 31, 2022
	As Reported	Adjustments	As Adjusted
Common units	$601,841,776	$(138,089,866)	$463,751,910
Class B units	774,220	—	774,220
Non-controlling interest in OpCo	(26,106,320)	138,089,866	111,983,546
Total unitholders' equity	$576,509,676	$—	$576,509,676

	December 31, 2023
	As Reported	Adjustments	As Adjusted
Common units	$670,530,748	$(114,721,748)	$555,809,000
Class B units	1,042,365	—	1,042,365
Non-controlling interest in OpCo	42,470,067	114,721,748	157,191,815
Total unitholders' equity	$714,043,180	$—	$714,043,180

Change in Ownership of Consolidated Subsidiaries

In addition to the error noted above related to the changes in ownership of OpCo, the Partnership added a new line item to its consolidated statement of changes in unitholders’ equity “Changes in ownership of consolidated subsidiaries, net.” This adjustment is included in the adjustment balances noted above.

Non-controlling interest in the accompanying consolidated financial statements represents the non-controlling interest in the net assets of the Operating Company. The Partnership’s relative ownership interest in OpCo can change due to the Partnership’s public offerings, issuance of units for acquisitions, issuance of unit-based compensation, conversion of Class B to common units, repurchases of common units and distribution rights paid on the Partnership’s units. These changes in ownership percentage result in adjustments to non-controlling interest and common unitholders' equity.

The following table summarizes the changes in common unitholders' equity due to changes in ownership interest during the period:

	Year Ended December 31,
	2023	2022	2021
Net income attributable to the Partnership	$65,151,528	$111,971,734	$30,647,893
Changes in ownership of consolidated subsidiaries, net	23,421,490	49,056,142	(12,295,407)
Change from net income attributable to the Partnership's unitholders and transfers to non-controlling interest	$88,573,018	$161,027,876	18,352,486

NOTE 19—SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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