Form 10-Q
period 2024-09-30
Kimbell Royalty Partners, LP
filed 2024-11-08
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 OR

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

As of November 1, 2024, the registrant had outstanding 80,969,651 common units representing limited partner interests and 14,524,120 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$34,706,176	$30,992,670
Oil, natural gas and NGL receivables	48,975,028	59,020,471
Derivative assets	6,817,989	11,427,735
Accounts receivable and other current assets	1,670,697	1,699,536
Total current assets	92,169,890	103,140,412
Property and equipment, net	361,205	589,895
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($117,838,676 and $222,712,844 excluded from depletion at September 30, 2024 and December 31, 2023, respectively)	2,048,711,692	2,048,690,088
Less: accumulated depreciation, depletion and impairment	(936,054,155)	(827,033,944)
Total oil and natural gas properties, net	1,112,657,537	1,221,656,144
Right-of-use assets, net	1,928,951	2,189,243
Derivative assets	1,763,609	2,888,051
Loan origination costs, net	5,789,882	7,325,471
Total assets	$1,214,671,074	$1,337,789,216

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,865,296	$6,594,736
Other current liabilities	10,874,999	6,173,314
Derivative liabilities	—	208,710
Total current liabilities	17,740,295	12,976,760
Operating lease liabilities, excluding current portion	1,604,893	1,887,693
Derivative liabilities	2,295	60,094
Long-term debt	252,159,776	294,200,000
Other liabilities	104,169	197,917
Total liabilities	271,611,428	309,322,464
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (325,000 units issued and outstanding as of September 30, 2024 and December 31, 2023)	315,607,500	314,423,572
Kimbell Royalty Partners, LP unitholders' equity:
Common units (80,969,651 units and 73,851,458 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	531,293,639	555,809,000
Class B units (14,524,120 units and 20,847,295 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	726,206	1,042,365
Total Kimbell Royalty Partners, LP unitholders' equity	532,019,845	556,851,365
Non-controlling interest in OpCo	95,432,301	157,191,815
Total unitholders' equity	627,452,146	714,043,180
Total liabilities, mezzanine equity and unitholders' equity	$1,214,671,074	$1,337,789,216

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Oil, natural gas and NGL revenues	$71,069,593	$69,237,603	$235,528,275	$183,635,976
Lease bonus and other income	3,162,656	2,543,240	4,261,432	5,021,766
Gain (loss) on commodity derivative instruments, net	9,553,190	(4,576,570)	2,802,568	6,215,265
Total revenues	83,785,439	67,204,273	242,592,275	194,873,007
Costs and expenses
Production and ad valorem taxes	4,346,922	4,986,878	16,455,621	14,669,037
Depreciation and depletion expense	32,155,040	23,060,163	103,345,780	60,280,666
Impairment of oil and natural gas properties	—	—	5,963,575	—
Marketing and other deductions	3,607,040	3,508,500	11,997,630	9,177,998
General and administrative expense	9,472,117	10,358,674	29,172,121	26,562,100
Consolidated variable interest entities related:
General and administrative expense	—	—	—	927,699
Total costs and expenses	49,581,119	41,914,215	166,934,727	111,617,500
Operating income	34,204,320	25,290,058	75,657,548	83,255,507
Other (expense) income
Interest expense	(6,492,127)	(6,680,661)	(20,740,037)	(18,485,183)
Loss on extinguishment of debt	—	—	—	(480,244)
Other expense	—	—	—	(180,765)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	—	—	3,508,691
Net income before income taxes	27,712,193	18,609,397	54,917,511	67,618,006
Income tax expense	1,906,746	128,359	4,588,596	2,440,399
Net income	25,805,447	18,481,038	50,328,915	65,177,607
Distribution and accretion on Series A preferred units	(5,296,282)	(1,040,572)	(15,795,573)	(1,040,572)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(3,119,340)	(3,839,401)	(5,522,549)	(13,700,261)
Distribution on Class B units	(14,524)	(20,854)	(56,218)	(67,939)
Net income attributable to common units of Kimbell Royalty Partners, LP	$17,375,301	$13,580,211	$28,954,575	$50,368,835

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.22	$0.20	$0.38	$0.80
Diluted	$0.22	$0.19	$0.38	$0.78
Weighted average number of common units outstanding
Basic	78,977,450	68,540,786	75,321,486	64,807,590
Diluted	116,414,205	94,969,077	116,240,192	85,739,813

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2024
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total
Balance at January 1, 2024	73,851,458	$555,809,000	20,847,295	$1,042,365	$157,191,815	$714,043,180
Restricted units repurchased for tax withholding	(292,484)	(4,914,149)	—	—	—	(4,914,149)
Unit-based compensation	1,087,502	3,684,080	—	—	—	3,684,080
Distributions to unitholders	—	(32,097,985)	—	—	(9,462,525)	(41,560,510)
Distribution and accretion on Series A preferred units	—	(4,108,784)	—	—	(1,147,503)	(5,256,287)
Distribution on Class B units	—	(20,847)	—	—	—	(20,847)
Change in ownership of consolidated subsidiaries, net	—	1,192,335	—	—	(1,192,335)	—
Net income	—	7,298,587	—	—	2,038,352	9,336,939
Balance at March 31, 2024	74,646,476	526,842,237	20,847,295	1,042,365	147,427,804	675,312,406
Conversion of Class B units to common units	6,323,175	44,716,200	(6,323,175)	(316,159)	(44,716,200)	(316,159)
Unit-based compensation	—	5,108,318	—	—	—	5,108,318
Distributions to unitholders	—	(36,576,773)	—	—	(10,215,175)	(46,791,948)
Distribution and accretion on Series A preferred units	—	(4,445,570)	—	—	(797,434)	(5,243,004)
Distribution on Class B units	—	(20,847)	—	—	—	(20,847)
Change in ownership of consolidated subsidiaries, net	—	(3,824,049)	—	—	3,824,049	—
Net income	—	12,876,735	—	—	2,309,794	15,186,529
Balance at June 30, 2024	80,969,651	544,676,251	14,524,120	726,206	97,832,838	643,235,295
Unit-based compensation	—	3,829,593	—	—	—	3,829,593
Distributions to unitholders	—	(34,007,253)	—	—	(6,100,130)	(40,107,383)
Distribution and accretion on Series A preferred units	—	(4,490,744)	—	—	(805,538)	(5,296,282)
Distribution on Class B units	—	(14,524)	—	—	—	(14,524)
Change in ownership of consolidated subsidiaries, net	—	(580,253)	—	—	580,253	—
Net income	—	21,880,569	—	—	3,924,878	25,805,447
Balance at September 30, 2024	80,969,651	$531,293,639	14,524,120	$726,206	$95,432,301	$627,452,146

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY — (Continued)

(Unaudited)

	Nine Months Ended September 30, 2023
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total
Balance at January 1, 2023	64,231,833	$463,751,910	15,484,400	$774,220	$111,983,546	$576,509,676
Restricted units repurchased for tax withholding	(279,662)	(4,851,962)	—	—	—	(4,851,962)
Unit-based compensation	998,162	3,170,000	—	—	—	3,170,000
Distributions to unitholders	—	(31,176,160)	—	—	(7,436,615)	(38,612,775)
Distribution on Class B units	—	(15,484)	—	—	—	(15,484)
Change in ownership of consolidated subsidiaries, net	—	1,323,777	—	—	(1,323,777)	—
Net income	—	23,336,120	—	—	5,563,418	28,899,538
Balance at March 31, 2023	64,950,333	455,538,201	15,484,400	774,220	108,786,572	565,098,993
Units issued for acquisition	557,302	8,654,900	5,369,218	268,461	83,383,956	92,307,317
Unit-based compensation	—	3,289,740	—	—	—	3,289,740
Distributions to unitholders	—	(22,732,617)	—	—	(5,349,476)	(28,082,093)
Distribution on Class B units	—	(31,601)	—	—	—	(31,601)
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	—	1,192,969	—	—	379,768	1,572,737
Change in ownership of consolidated subsidiaries, net	—	34,071,637	—	—	(34,071,637)	—
Net income	—	13,499,589	—	—	4,297,442	17,797,031
Balance at June 30, 2023	65,507,635	493,482,818	20,853,618	1,042,681	157,426,625	651,952,124
Common units issued for equity offering	8,337,500	110,711,383	—	—	—	110,711,383
Conversion of Class B units to common units	6,323	47,733	(6,323)	(316)	(47,733)	(316)
Unit-based compensation	—	3,325,891	—	—	—	3,325,891
Distributions to unitholders	—	(28,799,603)	—	—	(8,132,911)	(36,932,514)
Distribution and accretion on Series A preferred units	—	(811,497)	—	—	(229,075)	(1,040,572)
Distribution on Class B units	—	(20,854)	—	—	—	(20,854)
Change in ownership of consolidated subsidiaries, net	—	(11,246,340)	—	—	11,246,340	—
Net income	—	14,412,562	—	—	4,068,476	18,481,038
Balance at September 30, 2023	73,851,458	$581,102,093	20,847,295	$1,042,365	$164,331,722	$746,476,180

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,328,915	$65,177,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	103,345,780	60,280,666
Impairment of oil and natural gas properties	5,963,575	—
Amortization of right-of-use assets	260,292	251,175
Amortization of loan origination costs	1,592,712	1,414,074
Loss on extinguishment of debt	—	480,244
Unit-based compensation	12,621,991	9,785,631
Loss (gain) on derivative instruments, net of settlements	5,467,679	(11,002,749)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	10,045,443	(14,326,575)
Accounts receivable and other current assets	28,839	707,259
Accounts payable	270,708	1,014,264
Other current liabilities	4,701,685	5,631,591
Operating lease liabilities	(282,800)	(258,430)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	(3,508,691)
Other assets and liabilities	—	(687,353)
Net cash provided by operating activities	194,344,819	114,958,713
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(154,203)	(107,420)
Purchase of oil and natural gas properties	(21,605)	(490,135,551)
Proceeds from trust of variable interest entity	—	930,850
Consolidated variable interest entities related:
Cash paid for transaction costs	—	31,553
Cash received from investments held in trust	—	243,167,434
Net cash used in investing activities	(175,808)	(246,113,134)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Series A preferred units, net of issuance costs	—	313,950,000
Proceeds from equity offering, net of issuance costs	—	110,711,383
Contributions from Class B unitholders	—	268,461
Redemption of Class B contributions on converted units	(316,159)	(316)
Distribution to common unitholders	(102,682,011)	(82,708,380)
Distribution to OpCo unitholders	(25,777,830)	(20,919,002)
Distribution on Series A preferred units	(14,611,791)	—
Distribution on Class B units	(56,218)	(67,939)
Borrowings on long-term debt	4,959,776	201,084,089
Repayments on long-term debt	(47,000,000)	(123,700,000)
Payment of loan origination costs	(57,123)	(4,942,188)
Restricted units repurchased for tax withholding	(4,914,149)	(4,851,962)
Consolidated variable interest entities related:
Redemption of Kimbell Tiger Acquisition Corporation equity units	—	(243,167,434)
Net cash (used in) provided by financing activities	(190,455,505)	145,656,712
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,713,506	14,502,291
CASH AND CASH EQUIVALENTS, beginning of period	30,992,670	25,026,568
CASH AND CASH EQUIVALENTS, end of period	$34,706,176	$39,528,859

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$19,366,963	$16,920,473
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$—	$92,038,856
Noncash deemed distribution to Series A preferred units	$1,183,928	$78,929
Distribution on Series A preferred units in accounts payable	$4,901,639	$—
Recognition of tenant improvement asset	$93,750	$93,750
Consolidated variable interest entities related:
Reduction of deferred underwriting commission associated with redemption of Kimbell Tiger Acquisition Corporation equity units	$—	$(8,050,000)

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As a result, the accompanying unaudited interim consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the “2023 Form 10-K”), which contains a summary of the Partnership’s significant accounting policies and other disclosures. In the opinion of management of the General Partner, the unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP and all adjustments are of a normal recurring nature. The accompanying unaudited interim consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Revision of Prior Period Consolidated Financial Statements

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

The Partnership has corrected these errors and determined that the related impact was not material to its financial statements for any prior annual or interim period. The Partnership has corrected these errors in the Consolidated Financial Statements for all prior periods presented herein. See Note 18, “Correction of Immaterial Errors”

Use of Estimates

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2023 Form 10-K, as well as the items noted below. There have been no substantial changes in such policies or the application of such policies during the three and nine months ended September 30, 2024.

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

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represented funds raised by Kimbell Tiger Acquisition Corporation (“TGR”), a consolidated special purpose acquisition company, through TGR’s initial public offering. These funds were held in an actively-traded money market fund, which invested in U.S. Treasury securities. Investments held in trust were classified as trading securities and were presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in other income (expense)—interest earned on marketable securities in trust account on the accompanying unaudited interim consolidated statements of operations. Interest earned on marketable securities in trust account was $3.5 million for the nine months ended September 30, 2023. As discussed further in Note 4, the Partnership completed the dissolution and deconsolidation of TGR (along with related entities) on June 30, 2023.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures.” The amendments in this update apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. The Partnership is currently evaluating the impact of the adoption of this update but does not believe it will have a material impact on its financial position, results of operations or liquidity.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied either prospectively or retrospectively. The Partnership is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

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

The following table disaggregates the Partnership’s oil, natural gas and NGL revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil revenue	$51,599,632	$50,777,614	$166,632,659	$123,587,783
Natural gas revenue	10,857,225	12,339,244	39,482,399	43,528,008
NGL revenue	8,612,736	6,120,745	29,413,217	16,520,185
Total Oil, natural gas and NGL revenues	$71,069,593	$69,237,603	$235,528,275	$183,635,976

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

As of September 30, 2024, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning fair value of derivative instruments	$1,512,955	$2,776,238	$14,046,982	$(12,324,076)
Gain (loss) on commodity derivative instruments, net	9,553,190	(4,576,570)	2,802,568	6,215,265
Net cash (received) paid on settlements of derivative instruments	(2,486,842)	479,005	(8,270,247)	4,787,484
Ending fair value of derivative instruments	$8,579,303	$(1,321,327)	$8,579,303	$(1,321,327)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		September 30,	December 31,
Classification	Balance Sheet Location	2024	2023
Assets:
Current assets	Derivative assets	$6,817,989	$11,427,735
Long-term assets	Derivative assets	1,763,609	2,888,051
Liabilities:
Current liabilities	Derivative liabilities	—	(208,710)
Long-term liabilities	Derivative liabilities	(2,295)	(60,094)
		$8,579,303	$14,046,982

As of September 30, 2024, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
October 2024 - December 2024	141,588	$74.60	$70.02	$78.88
January 2025 - December 2025	563,526	$70.36	$64.35	$77.01
January 2026 - September 2026	445,536	$69.24	$66.60	$70.78

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
October 2024 - December 2024	1,332,712	$4.19	$3.76	$4.48
January 2025 - December 2025	5,153,291	$3.81	$3.50	$4.37
January 2026 - September 2026	3,931,200	$3.60	$3.33	$4.07

NOTE 6—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of September 30, 2024 and December 31, 2023 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2024 and 2023.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
September 30, 2024
Assets
Commodity derivative contracts	$—	$8,581,598	$—	$—	$8,581,598
Liabilities
Commodity derivative contracts	$—	$(2,295)	$—	$—	$(2,295)
December 31, 2023
Assets
Commodity derivative contracts	$—	$14,315,786	$—	$—	$14,315,786
Liabilities
Commodity derivative contracts	$—	$(268,804)	$—	$—	$(268,804)

NOTE 7—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	September 30,	December 31,
	2024	2023
Oil and natural gas properties
Proved properties	$1,930,873,016	$1,825,977,244
Unevaluated properties	117,838,676	222,712,844
Less: accumulated depreciation, depletion and impairment	(936,054,155)	(827,033,944)
Total oil and natural gas properties	$1,112,657,537	$1,221,656,144

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

As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $6.0 million during the nine months ended September 30, 2024. The impairment was primarily attributed to the decline in the 12-month average price of oil and natural gas for the three months ended March 31, 2024. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas. The Partnership did not record an impairment on its oil and natural gas properties for the three months ended September 30, 2024 or three and nine months ended September 30, 2023.

NOTE 8—LEASES

Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in June 2029. Currently, the only substantial contractual arrangements that the Partnership has classified as operating leases are the main office spaces used for operations.

The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of September 30, 2024 is 4.65 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 6.75% for the nine months ended September 30, 2024.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. The total operating lease expense recorded for the three months September 30, 2024 and 2023 was $0.2 million and $0.1 million, respectively, and $0.4 million for both the nine months ended September 30, 2024 and 2023.

Future minimum lease commitments as of September 30, 2024 were as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases	$2,346,845	$122,897	$497,033	$507,648	$511,917	$496,785	$210,565
Less: Imputed Interest	(368,874)
Total	$1,977,971

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

During the nine months ended September 30, 2024, the Partnership borrowed an additional $5.0 million under the secured revolving credit facility and repaid approximately $47.0 million of the outstanding borrowings. As of September 30, 2024, the Partnership’s outstanding balance was $252.2 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of September 30, 2024.

As of September 30, 2024, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.00% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.00%. For the three and nine months ended September 30, 2024, the weighted average interest rate on the Partnership’s outstanding borrowings was 8.36% and 8.56%, respectively.

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

NOTE 11—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of September 30, 2024, the Partnership had a total of 80,969,651 common units issued and outstanding and 14,524,120 Class B units issued and outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2023	73,851,458
Common units issued under the A&R LTIP (1)	1,087,502
Restricted units repurchased for tax withholding	(292,484)
Conversion of Class B units to common units	6,323,175
Balance at September 30, 2024	80,969,651
(1)	Includes restricted units granted to certain employees and directors under the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 19, 2024.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2024	$0.49	May 2, 2024	May 13, 2024	May 20, 2024
Q2 2024	$0.42	August 1, 2024	August 12, 2024	August 19, 2024
Q3 2024	$0.41	November 7, 2024	November 18, 2024	November 25, 2024

Q1 2023	$0.35	May 3, 2023	May 15, 2023	May 22, 2023
Q2 2023	$0.39	August 2, 2023	August 14, 2023	August 21, 2023
Q3 2023	$0.51	November 2, 2023	November 13, 2023	November 20, 2023

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

Change in Ownership of Consolidated Subsidiaries

Non-controlling interest in the accompanying unaudited interim consolidated financial statements represents the non-controlling interest in the net assets of the Operating Company. The Partnership’s relative ownership interest in OpCo can change due to the Partnership’s public offerings, issuance of units for acquisitions, issuance of unit-based compensation, conversion of Class B to common units, repurchases of common units and distribution rights paid on the Partnership’s units. These changes in ownership percentage result in adjustments to non-controlling interest and common unitholders' equity.

The following table summarizes the changes in common unitholders' equity due to changes in ownership interest during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to the Partnership	$21,880,569	$14,412,562	$42,055,891	$51,248,271
Changes in ownership of consolidated subsidiaries, net	(580,253)	(11,246,340)	(3,211,967)	24,149,074
Change from net income attributable to the Partnership's unitholders and transfers to non-controlling interest	$21,300,316	$3,166,222	$38,843,924	$75,397,345

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common units of Kimbell Royalty Partners, LP	$17,375,301	$13,580,211	$28,954,575	$50,368,835
Net adjustment to accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	—	—	—	1,572,737
Net income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	17,375,301	13,580,211	28,954,575	51,941,572
Distribution and accretion on Series A preferred units	5,296,282	1,040,572	15,795,573	1,040,572
Net income attributable to non-controlling interests in OpCo and distribution on Class B units	3,133,864	3,860,255	5,578,767	13,768,200
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$25,805,447	$18,481,038	$50,328,915	$66,750,344

Weighted average number of common units outstanding:
Basic	78,977,450	68,540,786	75,321,486	64,807,590
Effect of dilutive securities:
Series A preferred units	21,566,025	4,219,440	21,566,025	1,421,936
Class B units	14,524,120	20,853,412	17,985,712	18,178,773
Restricted units	1,346,610	1,355,439	1,366,969	1,331,514
Diluted	116,414,205	94,969,077	116,240,192	85,739,813

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.22	$0.20	$0.38	$0.80
Diluted	$0.22	$0.19	$0.38	$0.78

The calculation of diluted net income per share for the three and nine months ended September 30, 2024 and 2023 includes the conversion of all Series A preferred units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

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

The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2023	1,951,430	$14.763	1.525 years
Awarded	1,087,502	15.710	—
Vested	(1,046,731)	13.913	—
Unvested at September 30, 2024 (1)	1,992,201	$15.727	1.795 years
(1)	As of September 30, 2024, there was $31.3 million of unrecognized compensation expense associated with unvested restricted units based on the weighted average grant date fair value per unit of $15.727.

NOTE 14—INCOME TAXES

As discussed in Note 1, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. The non-controlling interest, which represents OpCo common unitholders’, are not subject to federal income taxes.

The Partnership records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes in forecasted annual income (loss) attributable to non-controlling interest and changes to actual or forecasted permanent book to tax differences. The Partnership’s effective tax rate for the three months ended September 30, 2024 was 8.4%, compared to 3.6% for the three months ended September 30, 2023. The Partnership recorded an income tax expense of $1.9 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and an income tax expense of $4.6 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

During the three and nine months ended September 30, 2024, no monthly services fee was paid to BJF Royalties. During the three and nine months ended September 30, 2024, the Partnership made payments to K3 Royalties in the amount of $30,000 and $90,000, respectively.

The Partnership received $44,596 and $104,075 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three and nine months ended September 30, 2024.

NOTE 16—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of September 30, 2024.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to September 30, 2024 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On November 7, 2024, the Board of Directors declared a quarterly cash distribution of $0.41 per common unit and OpCo common unit for the quarter ended September 30, 2024. The Partnership intends to pay this distribution on November 25, 2024 to common unitholders and OpCo common unitholders of record as of the close of business on November 18, 2024.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $4.9 million for the quarter ended September 30, 2024. The Partnership intends to pay the distribution subsequent to November 7, 2024, and prior to the distribution on the common units and OpCo common units.

NOTE 18—CORRECTION OF IMMATERIAL ERRORS

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

The Partnership evaluated the impact of this error on the previously issued financial statements and determined that it was not material to any periods. The error (i) resulted only in a reclass of amounts between components in unitholders’ equity (specifically, from Common Units to Non-Controlling Interest in Opco) and (ii) did not have any impact on the Total Unitholders Equity amount in the Partnership’s consolidated balance sheets, the Total amount in the Partnership’s consolidated statement of changes in unitholders’ equity or any other portion of the Partnership’s financial statements. Moreover, the error had no impact on items in the Partnership’s consolidated statement of operations or statement of cash flows, including any information related to revenues, net income, net income attributable to common units, earnings per unit and other items. Further, the error did not have any impact on compliance with the Partnership’s material financial covenants under debt instruments or other contractual arrangements.

Effective with these unaudited interim consolidated financial statements, the Partnership has adjusted its consolidated statement of changes in unitholders’ equity for the three months ended March 31, 2023 and 2024, the three months ended June 30, 2023 and 2024 and the three months ended September 30, 2023.

The effects of the adjustments on the individual line items within the Partnership’s consolidated balance sheets and consolidated statement of changes in unitholders’ equity for the periods indicated are as follows:

	March 31, 2023
	As Reported	Adjustments	As Adjusted
Common units	$592,304,290	$(136,766,089)	$455,538,201
Class B units	774,220	—	774,220
Non-controlling interest in OpCo	(27,979,517)	136,766,089	108,786,572
Total unitholders' equity	$565,098,993	$—	$565,098,993

	June 30, 2023
	As Reported	Adjustments	As Adjusted
Common units	$596,177,270	$(102,694,452)	$493,482,818
Class B units	1,042,681	—	1,042,681
Non-controlling interest in OpCo	54,732,173	102,694,452	157,426,625
Total unitholders' equity	$651,952,124	$—	$651,952,124

	September 30, 2023
	As Reported	Adjustments	As Adjusted
Common units	$695,096,257	$(113,994,164)	$581,102,093
Class B units	1,042,365	—	1,042,365
Non-controlling interest in OpCo	50,337,558	113,994,164	164,331,722
Total unitholders' equity	$746,476,180	$—	$746,476,180

	March 31, 2024
	As Reported	Adjustments	As Adjusted
Common units	$640,371,650	$(113,529,413)	$526,842,237
Class B units	1,042,365	—	1,042,365
Non-controlling interest in OpCo	33,898,391	113,529,413	147,427,804
Total unitholders' equity	$675,312,406	$—	$675,312,406

	June 30, 2024
	As Reported	Adjustments	As Adjusted
Common units	$722,151,755	$(177,475,504)	$544,676,251
Class B units	726,206	—	726,206
Non-controlling interest in OpCo	(79,642,666)	177,475,504	97,832,838
Total unitholders' equity	$643,235,295	$—	$643,235,295

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the “2023 Form 10-K”).

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

As of September 30, 2024, we owned mineral and royalty interests in approximately 12.2 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of September 30, 2024, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 129,000 gross wells, including over 50,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as September 30, 2024:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,336,729	26,928	8,683	50,604
Mid‑Continent	5,868,926	48,832	4,481	20,898
Terryville/Cotton Valley/Haynesville	1,428,907	7,919	4,523	16,297
Appalachian Basin	741,354	23,203	1,586	3,929
Bakken/Williston Basin	1,640,077	6,138	948	5,358
Eagle Ford	624,148	6,730	1,655	4,277
DJ Basin/Rockies/Niobrara	74,152	1,036	828	12,556
Other	3,232,560	36,693	1,142	15,444
Total	16,946,853	157,479	23,846	129,363
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2023 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of September 30, 2024:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	457	349	2.62	1.71
Mid‑Continent	131	54	1.04	0.43
Terryville/Cotton Valley/Haynesville	50	10	0.54	0.13
Appalachian Basin	5	3	0.02	0.01
Bakken/Williston Basin	79	75	0.20	0.28
Eagle Ford	100	32	0.63	0.13
DJ Basin/Rockies/Niobrara	9	4	0.08	0.02
Total	831	527	5.13	2.71
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

Recent Developments

Quarterly Distributions

On November 7, 2024, our General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.41 per common unit representing limited partner interests in the Partnership (“common unit”) and common unit of the Operating Company (“OpCo common unit”) for the quarter ended September 30, 2024. We intend to pay the distributions on November 25, 2024 to common unitholders and OpCo common unitholders of record as of the close of business on November 18, 2024.

We will pay a cash distribution on the Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”) of approximately $4.9 million for the quarter ended September 30, 2024. We intend to pay the distribution subsequent to November 7, 2024 and prior to the distribution on the common units and OpCo common units.

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

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	High	Low	High	Low
Oil ($/Bbl)	$87.69	$66.73	$93.67	$66.61
Natural gas ($/MMBtu)	$13.20	$1.25	$3.78	$1.74

On October 28, 2024, the West Texas Intermediate posted price for crude oil was $67.65 per Bbl and the Henry Hub spot market price of natural gas was $2.03 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil ($/Bbl)	$76.43	$82.25	$78.58	$77.27
Natural gas ($/MMBtu)	$2.11	$2.59	$2.11	$2.46

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased by 5.5% to 567 active land rigs at September 30, 2024 compared to 600 active land rigs at September 30, 2023. The 567 active land rigs at September 30, 2024 increased slightly compared to 560 active land rigs at June 30, 2024. While the average daily prices for oil and natural gas at September 30, 2024 remained relatively flat when compared to September 30, 2023, higher labor and equipment costs, as a result of inflation, discourages any substantial uptake in the market.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	September 30,
Basin or Producing Region	2024	2023
Permian Basin	47	56
Mid‑Continent	18	18
Terryville/Cotton Valley/Haynesville	8	16
Appalachian Basin	—	1
Bakken/Williston Basin	7	5
Eagle Ford	8	2
DJ Basin/Rockies/Niobrara	2	1
Total	90	99

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents the breakdown of our oil, natural gas and NGL revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Oil revenue	73%	73%	71%	67%
Natural gas revenue	15%	18%	17%	24%
NGL revenue	12%	9%	12%	9%
	100%	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through September 2026, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$25,805,447	$18,481,038	$50,328,915	$65,177,607
Depreciation and depletion expense	32,155,040	23,060,163	103,345,780	60,280,666
Interest expense	6,492,127	6,680,661	20,740,037	18,485,183
Income tax expense	1,906,746	128,359	4,588,596	2,440,399
EBITDA	66,359,360	48,350,221	179,003,328	146,383,855
Impairment of oil and natural gas properties	—	—	5,963,575	—
Unit-based compensation	3,829,593	3,325,891	12,621,991	9,785,631
Loss on extinguishment of debt	—	—	—	480,244
(Gain) loss on derivative instruments, net of settlements	(7,066,348)	4,097,565	5,467,679	(11,002,749)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	—	—	(3,508,691)
General and administrative expense	—	—	—	927,699
Consolidated Adjusted EBITDA	63,122,605	55,773,677	203,056,573	143,065,989
Adjusted EBITDA attributable to non-controlling interest	(9,600,629)	(12,278,201)	(35,791,314)	(31,287,102)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	53,521,976	43,495,476	167,265,259	111,778,887
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	5,122,796	4,645,744	15,977,924	13,211,771
Cash distribution on Series A preferred units	4,156,124	749,945	12,067,370	749,945
Cash income tax refund	—	—	—	(639,325)
Distribution on Class B units	14,524	20,854	56,218	67,939
Cash available for distribution on common units	$44,228,532	$38,078,933	$139,163,747	$98,388,557

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$62,416,630	$36,386,578	$194,344,819	$114,958,713
Interest expense	6,492,127	6,680,661	20,740,037	18,485,183
Income tax expense	1,906,746	128,359	4,588,596	2,440,399
Impairment of oil and natural gas properties	—	—	(5,963,575)	—
Amortization of right-of-use assets	(87,413)	(83,517)	(260,292)	(251,175)
Amortization of loan origination costs	(532,452)	(405,244)	(1,592,712)	(1,414,074)
Loss on extinguishment of debt	—	—	—	(480,244)
Unit-based compensation	(3,829,593)	(3,325,891)	(12,621,991)	(9,785,631)
Gain (loss) on derivative instruments, net of settlements	7,066,348	(4,097,565)	(5,467,679)	11,002,749
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(4,243,175)	16,313,898	(10,045,443)	14,326,575
Accounts receivable and other current assets	(718,482)	(280,154)	(28,839)	(707,259)
Accounts payable	(310,117)	(854,707)	(270,708)	(1,014,264)
Other current liabilities	(1,898,270)	(2,200,296)	(4,701,685)	(5,631,591)
Operating lease liabilities	97,011	88,099	282,800	258,430
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	—	—	3,508,691
Other assets and liabilities	—	—	—	687,353
EBITDA	66,359,360	48,350,221	179,003,328	146,383,855
Add:
Impairment of oil and natural gas properties	—	—	5,963,575	—
Unit-based compensation	3,829,593	3,325,891	12,621,991	9,785,631
Loss on extinguishment of debt	—	—	—	480,244
(Gain) loss on derivative instruments, net of settlements	(7,066,348)	4,097,565	5,467,679	(11,002,749)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	—	—	—	(3,508,691)
General and administrative expense	—	—	—	927,699
Consolidated Adjusted EBITDA	63,122,605	55,773,677	203,056,573	143,065,989
Adjusted EBITDA attributable to non-controlling interest	(9,600,629)	(12,278,201)	(35,791,314)	(31,287,102)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	53,521,976	43,495,476	167,265,259	111,778,887
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	5,122,796	4,645,744	15,977,924	13,211,771
Cash distribution on Series A preferred units	4,156,124	749,945	12,067,370	749,945
Cash income tax refund	—	—	—	(639,325)
Distribution on Class B units	14,524	20,854	56,218	67,939
Cash available for distribution on common units	$44,228,532	$38,078,933	$139,163,747	$98,388,557

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and nine months ended September 30, 2024 and 2023 include the acquisition of certain mineral and royalty assets held by MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”) in May 2023 and the acquisition of all of the issued and outstanding membership interests of Cherry Creek Minerals LLC pursuant to a securities purchase agreement with LongPoint Minerals II, LLC (the “LongPoint Acquisition”) in September 2023.

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

As a result of our full cost ceiling analysis, we recorded an impairment on our oil and natural gas properties of $6.0 million during the nine months ended September 30, 2024. The impairment was primarily attributed to the decline in the 12-month average price of oil and natural gas for the three months ended March 31, 2024. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas. We did not record an impairment on our oil and natural gas properties for the three months ended September 30, 2024 or three and nine months ended September 30, 2023.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$71,069,593	$69,237,603	$235,528,275	$183,635,976
Lease bonus and other income	3,162,656	2,543,240	4,261,432	5,021,766
Gain (loss) on commodity derivative instruments, net	9,553,190	(4,576,570)	2,802,568	6,215,265
Total revenues	83,785,439	67,204,273	242,592,275	194,873,007
Costs and expenses
Production and ad valorem taxes	4,346,922	4,986,878	16,455,621	14,669,037
Depreciation and depletion expense	32,155,040	23,060,163	103,345,780	60,280,666
Impairment of oil and natural gas properties	—	—	5,963,575	—
Marketing and other deductions	3,607,040	3,508,500	11,997,630	9,177,998
General and administrative expense	9,472,117	10,358,674	29,172,121	26,562,100
Consolidated variable interest entities related:
General and administrative expense	—	—	—	927,699
Total costs and expenses	49,581,119	41,914,215	166,934,727	111,617,500
Operating income	34,204,320	25,290,058	75,657,548	83,255,507
Other (expense) income
Interest expense	(6,492,127)	(6,680,661)	(20,740,037)	(18,485,183)
Loss on extinguishment of debt	—	—	—	(480,244)
Other expense	—	—	—	(180,765)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	—	—	3,508,691
Net income before income taxes	27,712,193	18,609,397	54,917,511	67,618,006
Income tax expense	1,906,746	128,359	4,588,596	2,440,399
Net income	25,805,447	18,481,038	50,328,915	65,177,607
Distribution and accretion on Series A preferred units	(5,296,282)	(1,040,572)	(15,795,573)	(1,040,572)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(3,119,340)	(3,839,401)	(5,522,549)	(13,700,261)
Distribution on Class B units	(14,524)	(20,854)	(56,218)	(67,939)
Net income attributable to common units of Kimbell Royalty Partners, LP	$17,375,301	$13,580,211	$28,954,575	$50,368,835
Production Data:
Oil (Bbls)	660,789	622,831	2,157,197	1,622,432
Natural gas (Mcf)	6,793,748	5,589,952	20,921,140	16,384,109
Natural gas liquids (Bbls)	400,796	264,967	1,242,135	697,913
Combined volumes (Boe) (6:1)	2,193,876	1,819,457	6,886,189	5,051,030

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2024, our oil, natural gas and NGL revenues were $71.1 million, an increase of $1.9 million from $69.2 million for the three months ended September 30, 2023. The increase in oil, natural gas and NGL revenues was primarily related to an increase in production volumes for the three months ended September 30, 2024 as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,193,876 Boe or 23,846 Boe/d, for the three months ended September 30,

2024, an increase of 374,419 Boe or 4,069 Boe/d, from 1,819,457 Boe or 19,777 Boe/d, for the three months ended September 30, 2023. The increase in production for the three months ended September 30, 2024 was primarily attributable to production associated with the LongPoint Acquisition.

Our operators received an average of $78.09 per Bbl of oil, $1.60 per Mcf of natural gas and $21.49 per Bbl of NGL for the volumes sold during the three months ended September 30, 2024 compared to $81.53 per Bbl of oil, $2.21 per Mcf of natural gas and $23.10 per Bbl of NGL for the volumes sold during the three months ended September 30, 2023. These average prices received during the three months ended September 30, 2024 decreased 4.2% or $3.44 per Bbl of oil and decreased 27.6% or $0.61 per Mcf of natural gas as compared to the three months ended September 30, 2023. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 7.1% or $5.82 per Bbl of oil and a decrease of 18.5% or $0.48 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income for the three months ended September 30, 2024 was $3.2 million, an increase of $0.7 million from $2.5 million for the three months ended September 30, 2023. The increase in lease bonus and other income is primarily due to a large lease bonus received during the three months ended September 30, 2024.

Gain (Loss) on Commodity Derivative Instruments

Gain on commodity derivative instruments for the three months ended September 30, 2024 included $7.1 million of mark-to-market gains and $2.5 million of gains on the settlement of commodity derivative instruments compared to $4.1 million of mark-to-market losses and $0.5 million of losses on the settlement of commodity derivative instruments for the three months ended September 30, 2023. We recorded a mark-to-market gain for the three months ended September 30, 2024 as a result of the maturity of derivative contracts with lower strike pricing. We recorded a mark-to-market loss for the three months ended September 30, 2023 as a result of the increase in oil and natural gas strip pricing from the three months ended June 30, 2023.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended September 30, 2024 were $4.3 million, a decrease of $0.7 million from $5.0 million for the three months ended September 30, 2023. The decrease in production and ad valorem taxes was primarily attributable to the decrease in prices received for oil and natural gas production, partially offset by an increase in production and ad valorem taxes associated with the LongPoint Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended September 30, 2024 was $32.2 million, an increase of $9.1 million from $23.1 million for the three months ended September 30, 2023. The increase in depreciation and depletion expense was due to the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $14.61 for the three months ended September 30, 2024, an increase of $1.99 per barrel from the $12.62 average depletion rate per barrel for the three months ended September 30, 2023. The increase in the depletion rate was due to the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended September 30, 2024 were $3.6 million, an increase of $0.1 million from $3.5 million for the three months ended September 30, 2023. The increase in marketing and other deductions was primarily related to marketing and other deductions associated with the LongPoint Acquisition, partially offset by the decrease in prices received for oil and natural gas production.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were $9.5 million, a decrease of $0.9 million compared to $10.4 million for the three months ended September 30, 2023. The decrease in general and administrative expenses was primarily attributable to expenses related to a one-time cash bonus paid to employees during the three months ended September 30, 2023.

Interest Expense

Interest expense for the three months ended September 30, 2024 remained relatively flat at $6.5 million compared to $6.7 million for the three months ended September 30, 2023.

Income Tax Expense

We recorded an income tax expense of $1.9 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Oil, Natural Gas and NGL Revenues

For the nine months ended September 30, 2024, our oil, natural gas and NGL revenues were $235.5 million, an increase of $51.9 million from $183.6 million for the nine months ended September 30, 2023. The increase in oil, natural gas and NGL revenues was primarily related to an increase in production volumes for the nine months ended September 30, 2024 as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 6,886,189 Boe or 25,132 Boe/d, for the nine months ended September 30, 2024, an increase of 1,835,159 Boe or 6,609 Boe/d, from 5,051,030 Boe or 18,523 Boe/d, for the nine months ended September 30, 2023. The increase in production for the nine months ended September 30, 2024 was primarily attributable to production associated with the MB Minerals Acquisition and the LongPoint Acquisition.

Our operators received an average of $77.24 per Bbl of oil, $1.89 per Mcf of natural gas and $23.68 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2024 compared to $76.17 per Bbl of oil, $2.66 per Mcf of natural gas and $23.67 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2023. These average prices received during the nine months ended September 30, 2024 increased 1.4% or $1.07 per Bbl of oil and decreased 28.9% or $0.77 per Mcf of natural gas as compared to the nine months ended September 30, 2023. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 1.7% or $1.31 per Bbl of oil and decrease of 14.2% or $0.35 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income for the nine months ended September 30, 2024 was $4.3 million, a decrease of $0.7 million from $5.0 million for the nine months ended September 30, 2023. The decrease in lease bonus and other income was primarily related to legal settlements received during the nine months ended September 30, 2023.

Gain on Commodity Derivative Instruments

Gain on commodity derivative instruments for the nine months ended September 30, 2024 included $5.5 million of mark-to-market losses and $8.3 million of gains on the settlement of commodity derivative instruments compared to $11.0 million of mark-to-market gains and $4.8 million of losses on the settlement of commodity derivative instruments for the nine months ended September 30, 2023. We recorded a mark-to-market loss for the nine months ended September 30, 2024 as a result of the increase in oil and natural gas strip pricing from the year ended December 31, 2023, offset by realized gains on the settlement of commodity derivative instruments. We recorded a mark-to-market gain for the nine months ended September 30, 2023 as a result of the maturity of derivative contracts with lower strike pricing, partially offset by realized losses on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the nine months ended September 30, 2024 were $16.5 million, an increase of $1.8 million from $14.7 million for the nine months ended September 30, 2023. The increase in production and ad valorem taxes was primarily attributable to production associated with the MB Minerals Acquisition and the LongPoint Acquisition, partially offset by the decrease in prices received for oil and natural gas production.

Depreciation and Depletion Expense

Depreciation and depletion expense for the nine months ended September 30, 2024 was $103.3 million, an increase of $43.0 million from $60.3 million for the nine months ended September 30, 2023. The increase in depreciation and depletion expense was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $14.97 for the nine months ended September 30, 2024, an increase of $3.09 per barrel from the $11.88 average depletion rate per barrel for the nine months ended September 30, 2023. The increase in the depletion rate was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Impairment

We recorded an impairment on our oil and natural gas properties of $6.0 million during the nine months ended September 30, 2024, as a result of our full cost ceiling analysis. The impairment was primarily attributed to the decline in the 12-month average price of oil and natural gas for the three months ended March 31, 2024. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas. We did not record an impairment on our oil and natural gas properties for the nine months ended September 30, 2023.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the nine months ended September 30, 2024 were $12.0 million, an increase of $2.8 million from $9.2 million for the nine months ended September 30, 2023. The increase in marketing and other deductions was primarily related to marketing and other deductions associated with the MB Minerals Acquisition and the LongPoint Acquisition.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were $29.2 million, an increase of $2.6 million compared to $26.6 million for the nine months ended September 30, 2023. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to a $2.8 million increase in unit-based compensation expense.

Interest Expense

Interest expense for the nine months ended September 30, 2024 was $20.7 million compared to $18.5 million for the nine months ended September 30, 2023. The increase in interest expense was primarily due to an increase in the overall long-term debt balance as a result of borrowings associated with the MB Minerals Acquisition and the LongPoint Acquisition.

Income Tax Expense

We recorded an income tax expense of $4.6 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the third quarter of 2024 for the repayment of $13.0 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the third quarter of 2024. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 5,369,218 OpCo common units and an equal number of

Class B units representing limited partnership interests in the Partnership (“Class B units”) and 557,302 common units as partial consideration in connection with the MB Minerals Acquisition and we completed the LongPoint Acquisition partially with net proceeds from the private placement of Series A preferred units. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our third quarter 2024 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
Cash Flow Data:
Net cash provided by operating activities	$194,344,819	$114,958,713
Net cash used in investing activities	(175,808)	(246,113,134)
Net cash (used in) provided by financing activities	(190,455,505)	145,656,712
Net increase in cash and cash equivalents	$3,713,506	$14,502,291

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2024 were $194.3 million, an increase of $79.3 million compared to $115.0 million for the nine months ended September 30, 2023.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2024 were $0.2 million compared to $246.1 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, cash flows used in investing activities included the purchase of equipment. For the nine months ended September 30, 2023, cash flows used in investing activities included $490.1 million used to fund costs associated with the MB Minerals Acquisition and the LongPoint Acquisition and $0.1 million used to fund the purchase of equipment, partially offset by $243.2 million of cash received from investment held in trust related to Kimbell Tiger Acquisition Corporation (“TGR”) and $0.9 million in cash received from the dissolution of TGR.

Financing Activities

Cash flows used in financing activities were $190.5 million for the nine months ended September 30, 2024 compared to $145.7 million of cash flows provided by financing activities for the nine months ended September 30, 2023. Cash flows used in financing activities for the nine months ended September 30, 2024 consists primarily of $143.1 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $47.0 million used to repay borrowings under our secured revolving credit facility, $4.9 million of restricted units repurchased for tax withholding and $0.3 million paid in connection with the redemption of Class B units, partially offset by $5.0 million of additional borrowings under our secured revolving credit facility.

Cash flows provided by financing activities for the nine months ended September 30, 2023 consists of $314.0 million in net proceeds from the issuance of Series A preferred units, $201.1 million of additional borrowings under our secured revolving credit facility, $110.7 million in proceeds from the 2023 equity offering and $0.3 million in Class B contributions, partially offset by $243.2 million of distributions to common unitholders of TGR, $123.7 million used to repay borrowings under our secured revolving credit facility, $103.7 million of distributions paid to holders of common units, OpCo common units and Class B units, $4.9 million of restricted units repurchased for tax withholding and a $4.9 million payment of loan origination costs.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2023 Form 10-K. As of September 30, 2024, we did not have any off-balance sheet arrangements. See Note 8—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2024, we had six counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of September 30, 2024, we had total borrowings outstanding under our secured revolving credit facility of $252.2 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $2.5 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2023 through September 30, 2024. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

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

Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that as of December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

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

Remediation Plan for Material Weakness

Management is in the process of remediating the internal control weakness related to our accounting for changes in ownership of OpCo. Management has corrected the error and will implement a new control to ensure that changes in ownership of a consolidated subsidiary that is less than wholly owned are accounted for by adjusting the carrying value of non-controlling interests to reflect the change in ownership interest in the subsidiary. Any difference between fair value of consideration received or paid and the amount by which the noncontrolling interest is adjusted will be recognized in equity attributable to the parent in accordance with ASC 810-10. While we have taken steps to implement our remediation plan, the material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Partnership will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. Other than in connection with the remediation process described above, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Partnership’s legal proceedings, see Note 16—Commitments and Contingencies to the unaudited interim consolidated financial statements included in Part I of this Quarterly Report and incorporated by reference herein.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this Item 1A and elsewhere in this Quarterly Report, included in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks set out under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2023 Form 10-K. These risk factors could materially affect our business, financial condition and results of operations. The volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks. Further, these risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

As more fully disclosed in Item 4, “Controls and Procedures,” under the supervision and with the participation of our management, including our General Partner’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 due to material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management is in the process of remediating the internal control weakness related to our accounting for changes in ownership of OpCo. Management has corrected the error and will implement a new control to ensure that changes in ownership of a consolidated subsidiary that is less than wholly owned are accounted for by adjusting the carrying value of non-controlling interests to reflect the change in ownership interest in the subsidiary. Any difference between fair value of consideration received or paid and the amount by which the noncontrolling interest is adjusted will be recognized in equity attributable to the parent in accordance with ASC 810-10. While we have taken steps to implement our remediation plan, the material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Partnership will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.

However, we can give no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition, results of operations or cash flows, restrict our ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our stock.

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Item 5. Other Information

Rule 10b5-1 Plans

During the period covered by this report, none of the Partnership’s directors or executive officers have adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: November 8, 2024	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: November 8, 2024	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer