Form 10-Q
period 2025-03-31
Kimbell Royalty Partners, LP
filed 2025-05-08
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 OR

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

As of May 2, 2025, the registrant had outstanding 93,396,488 common units representing limited partner interests and 14,491,540 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$35,627,785	$34,168,424
Oil, natural gas and NGL receivables	60,997,646	45,923,508
Derivative assets	—	2,403,597
Accounts receivable and other current assets	2,755,191	2,771,552
Total current assets	99,380,622	85,267,081
Property and equipment, net	475,498	267,111
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($218,108,900 and $115,200,109 excluded from depletion at March 31, 2025 and December 31, 2024, respectively)	2,271,330,491	2,048,711,692
Less: accumulated depreciation, depletion and impairment	(1,054,916,030)	(1,023,889,484)
Total oil and natural gas properties, net	1,216,414,461	1,024,822,208
Right-of-use assets, net	4,869,142	3,730,234
Derivative assets	—	565,938
Loan origination costs, net	4,727,986	5,262,191
Total assets	$1,325,867,709	$1,119,914,763

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,473,889	$6,505,482
Other current liabilities	7,883,212	5,985,727
Derivative liabilities	3,165,270	254,654
Total current liabilities	16,522,371	12,745,863
Operating lease liabilities, excluding current portion	4,652,678	3,562,110
Derivative liabilities	1,988,387	879,559
Long-term debt	298,996,274	239,159,776
Other liabilities	41,670	72,920
Total liabilities	322,201,380	256,420,228
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (325,000 units issued and outstanding as of March 31, 2025 and December 31, 2024)	316,396,786	316,002,143
Kimbell Royalty Partners, LP unitholders' equity:
Common units (93,396,488 units and 80,969,651 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	594,230,792	463,495,360
Class B units (14,491,540 units and 14,524,120 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	724,577	726,206
Total Kimbell Royalty Partners, LP unitholders' equity	594,955,369	464,221,566
Non-controlling interest in OpCo	92,314,174	83,270,826
Total unitholders' equity	687,269,543	547,492,392
Total liabilities, mezzanine equity and unitholders' equity	$1,325,867,709	$1,119,914,763

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Oil, natural gas and NGL revenues	$89,951,203	$87,499,509
Lease bonus and other income	310,989	438,796
Loss on commodity derivative instruments, net	(6,053,426)	(5,704,361)
Total revenues	84,208,766	82,233,944
Costs and expenses
Production and ad valorem taxes	5,375,429	6,531,901
Depreciation and depletion expense	31,118,095	38,166,806
Impairment of oil and natural gas properties	—	5,963,575
Marketing and other deductions	4,501,767	4,562,944
General and administrative expense	9,636,743	9,447,881
Total costs and expenses	50,632,034	64,673,107
Operating income	33,576,732	17,560,837
Other expense
Interest expense	(6,621,526)	(7,301,330)
Other expense	(12,585)	—
Net income before income taxes	26,942,621	10,259,507
Income tax expense	1,089,426	922,568
Net income	25,853,195	9,336,939
Distribution and accretion on Series A preferred units	(5,202,862)	(5,256,287)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(2,773,757)	(890,849)
Distribution on Class B units	(14,492)	(20,847)
Net income attributable to common units of Kimbell Royalty Partners, LP	$17,862,084	$3,168,956

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.20	$0.04
Diluted	$0.20	$0.04
Weighted average number of common units outstanding
Basic	89,682,038	72,112,056
Diluted	127,947,257	116,539,624

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2025
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total
Balance at January 1, 2025	80,969,651	$463,495,360	14,524,120	$726,206	$83,270,826	$547,492,392
Common units issued for equity offering	11,500,000	163,574,081	—	—	—	163,574,081
Unit-based compensation	1,213,611	3,861,815	—	—	—	3,861,815
Restricted units repurchased for tax withholding	(315,276)	(5,080,939)	—	—	—	(5,080,939)
Conversion of Class B units to common units	32,580	186,790	(32,580)	(1,629)	(186,790)	(1,629)
Forfeiture of restricted units	(4,078)	(56,807)	—	—	—	(56,807)
Distributions to unitholders	—	(37,358,595)	—	—	(5,796,616)	(43,155,211)
Distribution and accretion on Series A preferred units	—	(4,504,013)	—	—	(698,849)	(5,202,862)
Distribution on Class B units	—	(14,492)	—	—	—	(14,492)
Change in ownership of consolidated subsidiaries, net	—	(12,252,997)	—	—	12,252,997	—
Net income	—	22,380,589	—	—	3,472,606	25,853,195
Balance at March 31, 2025	93,396,488	$594,230,792	14,491,540	$724,577	$92,314,174	$687,269,543

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY — (Continued)

(Unaudited)

	Three Months Ended March 31, 2024
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total
Balance at January 1, 2024	73,851,458	$555,809,000	20,847,295	$1,042,365	$157,191,815	$714,043,180
Restricted units repurchased for tax withholding	(292,484)	(4,914,149)	—	—	—	(4,914,149)
Unit-based compensation	1,087,502	3,684,080	—	—	—	3,684,080
Distributions to unitholders	—	(32,097,985)	—	—	(9,462,525)	(41,560,510)
Distribution and accretion on Series A preferred units	—	(4,108,784)	—	—	(1,147,503)	(5,256,287)
Distribution on Class B units	—	(20,847)	—	—	—	(20,847)
Change in ownership of consolidated subsidiaries, net	—	1,192,335	—	—	(1,192,335)	—
Net income	—	7,298,587	—	—	2,038,352	9,336,939
Balance at March 31, 2024	74,646,476	$526,842,237	20,847,295	$1,042,365	$147,427,804	$675,312,406

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,853,195	$9,336,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	31,118,095	38,166,806
Impairment of oil and natural gas properties	—	5,963,575
Amortization of right-of-use assets	85,055	86,324
Amortization of loan origination costs	534,205	530,130
Unit-based compensation	3,861,815	3,684,080
Forfeiture of restricted units	(56,807)	—
Loss on derivative instruments, net of settlements	6,988,979	8,737,714
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(15,074,138)	4,316,194
Accounts receivable and other current assets	16,361	(1,149,530)
Accounts payable	(938,173)	312,764
Other current liabilities	1,825,602	(847,611)
Operating lease liabilities	(61,512)	(91,769)
Net cash provided by operating activities	54,152,677	69,045,616
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(343,600)	(69,763)
Proceeds from sale of property and equipment	12,415	—
Purchase of oil and natural gas properties	(222,618,800)	(21,605)
Net cash used in investing activities	(222,949,985)	(91,368)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity offering, net of issuance costs	163,574,081	—
Redemption of Class B contributions on converted units	(1,629)	—
Distribution to common unitholders	(37,358,595)	(32,097,985)
Distribution to OpCo unitholders	(5,796,616)	(9,462,525)
Distribution on Series A preferred units	(4,901,639)	(4,915,069)
Distribution on Class B units	(14,492)	(20,847)
Borrowings on long-term debt	74,136,498	4,959,776
Repayments on long-term debt	(14,300,000)	(13,800,000)
Payment of loan origination costs	—	(16,499)
Restricted units repurchased for tax withholding	(5,080,939)	(4,914,149)
Net cash provided by (used in) financing activities	170,256,669	(60,267,298)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,459,361	8,686,950
CASH AND CASH EQUIVALENTS, beginning of period	34,168,424	30,992,670
CASH AND CASH EQUIVALENTS, end of period	$35,627,785	$39,679,620
Supplemental cash flow information:
Cash paid for interest	$4,679,794	$6,696,655
Non-cash investing and financing activities:
Deemed distribution to Series A preferred units	$394,643	$394,643
Distribution on Series A preferred units in accounts payable	$4,808,219	$4,861,644
Recognition of tenant improvement asset	$31,250	$31,250
Right-of-use assets obtained in exchange for operating lease liabilities	$1,223,963	$—

The accompanying notes are an integral part of these consolidated financial statements.

Unless the context otherwise requires, references to “Kimbell Royalty Partners, LP,” the “Partnership,” or like terms refer to Kimbell Royalty Partners, LP and its subsidiaries. References to the “Operating Company” or “OpCo” refer to Kimbell Royalty Operating, LLC. References to the “General Partner” refer to Kimbell Royalty GP, LLC. References to “Kimbell Operating” refer to Kimbell Operating Company, LLC, a wholly owned subsidiary of the General Partner. References to the “Sponsors” refer to affiliates of the Partnership’s founders, Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne, respectively. References to the “Contributing Parties” refer to all entities and individuals, including certain affiliates of the Sponsors, that contributed, directly or indirectly, certain mineral and royalty interests to the Partnership.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As a result, the accompanying unaudited interim consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which contains a summary of the Partnership’s significant accounting policies and other disclosures. In the opinion of management of the General Partner, the unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP and all adjustments are of a normal recurring nature. The accompanying unaudited interim consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

Preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and notes. Actual results could differ from those estimates.

Segment Reporting

The Partnership has one business activity as the owner of mineral and royalty interests and operates in a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance. The segment participates in activities and derives revenue as described in the organization section on a consolidated basis. The Partnership’s CODM is our Chief Operating Officer.

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

Global Conflicts and Uncertainties

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas and is still active. In April 2024, Iran launched an attack on Israel, further escalating the regional conflict in the Middle East. In January 2025, Israel and Hamas agreed to a ceasefire deal, however, in March 2025 Israel carried out air strikes against Hamas, suggesting there is no indication on the extent of the ceasefire. These conflicts and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, the Partnership has not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, the Partnership will continue to monitor for events that could materially impact them.

President Trump has executed several executive orders, some of which impact the oil and gas industry, and he and others in Congress have indicated the potential for further changes to regulations, many of which could impact the oil and gas industry, as well as the implementation of tariffs on foreign goods and services. It is uncertain at this time to what extent such changes in regulations and tariffs will impact our business. Tariffs on foreign goods and services could result in other countries instituting tariffs on U.S. goods and services, which could impact the demand for and price of commodities, increase the price of supplies and raw materials that we rely on, and could impact interest rates. A changing regulatory environment and domestic or foreign tariffs could ultimately impact our operations and expenses.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2024 Form 10-K. There have been no substantial changes in such policies or the application of such policies during the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Partnership is currently evaluating the impact of the adoption of this update but does not believe it will have a material impact on its financial position, results of operations or liquidity.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” The amendments in this update apply to all public business entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Partnership is currently evaluating the impact of the adoption of this update but does not believe it will have a material impact on its financial position, results of operations or liquidity.

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

The following table disaggregates the Partnership’s oil, natural gas and NGL revenues for the following periods:

	Three Months Ended March 31,
	2025	2024
Oil revenue	$51,934,492	$61,627,873
Natural gas revenue	25,637,994	14,554,573
NGL revenue	12,378,717	11,317,063
Total Oil, natural gas and NGL revenues	$89,951,203	$87,499,509

NOTE 4—ACQUISITIONS

Acquisitions

On January 17, 2025, the Partnership completed the acquisition of mineral and royalty interests from Boren Minerals (the “Boren Acquisition”) in a transaction valued at approximately $230.4 million, including transaction costs and certain customary post-closing adjustments. The Partnership funded the cash consideration of the purchase price with borrowings under its secured revolving credit facility and net proceeds from the 2025 Equity Offering (as defined in Note 11). The oil and gas properties acquired are located under the Mabee Ranch in the Midland Basin in Texas. The Boren Acquisition was accounted for as an asset acquisition and the allocation of the purchase price was $94.9 million to proved developed properties and $127.8 million to unevaluated properties.

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

As of March 31, 2025, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended March 31,
	2025	2024
Beginning fair value of derivative instruments	$1,835,322	$14,046,982
Loss on commodity derivative instruments, net	(6,053,426)	(5,704,361)
Net cash received on settlements of derivative instruments	(935,553)	(3,033,353)
Ending fair value of derivative instruments	$(5,153,657)	$5,309,268

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		March 31,	December 31,
Classification	Balance Sheet Location	2025	2024
Assets:
Current assets	Derivative assets	$—	$2,403,597
Long-term assets	Derivative assets	—	565,938
Liabilities:
Current liabilities	Derivative liabilities	(3,165,270)	(254,654)
Long-term liabilities	Derivative liabilities	(1,988,387)	(879,559)
		$(5,153,657)	$1,835,322

As of March 31, 2025, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
April 2025 - December 2025	423,126	$69.96	$64.35	$75.70
January 2026 - December 2026	595,680	$67.75	$63.33	$70.78
January 2027 - March 2027	151,470	$63.75	$63.75	$63.75

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
April 2025 - December 2025	3,863,771	$3.64	$3.50	$3.74
January 2026 - December 2026	5,256,000	$3.69	$3.33	$4.07
January 2027 - March 2027	1,321,920	$4.46	$4.46	$4.46

NOTE 6—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of March 31, 2025 and December 31, 2024 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2025 and 2024.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
March 31, 2025
Assets
Commodity derivative contracts	$—	$2,772,850	$—	$(2,772,850)	$—
Liabilities
Commodity derivative contracts	$—	$(7,926,507)	$—	$2,772,850	$(5,153,657)
December 31, 2024
Assets
Commodity derivative contracts	$—	$4,475,750	$—	$(1,506,215)	$2,969,535
Liabilities
Commodity derivative contracts	$—	$(2,640,428)	$—	$1,506,215	$(1,134,213)

NOTE 7—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	March 31,	December 31,
	2025	2024
Oil and natural gas properties
Proved properties	$2,053,221,591	$1,933,511,583
Unevaluated properties	218,108,900	115,200,109
Less: accumulated depreciation, depletion and impairment	(1,054,916,030)	(1,023,889,484)
Total oil and natural gas properties	$1,216,414,461	$1,024,822,208

Costs not subject to depletion
Incurred in 2025	$123,354,476
Incurred in 2024	—
Incurred in 2023	94,754,424
Prior	—
Total costs not subject to depletion	$218,108,900

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

The Partnership did not record an impairment on its oil and natural gas properties for the three months ended March 31, 2025. As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $6.0 million during the three months ended March 31, 2024. The impairment was primarily attributed to the decline in the 12-month average price of oil and natural gas for the three months ended March 31, 2024. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a unit-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Depletion expense for the three months ended March 31, 2025 and 2024 was $31.0 million and $38.1 million, respectively and the average depletion rate per barrel was $13.52 and $15.24, respectively.

NOTE 8—LEASES

The Partnership is the lessee on a lease of administrative office space used for its operations. On December 26, 2024, the Partnership modified its existing operating leases associated with its main office used for operations. The lease commenced in February 2025, expanding the current office space and extending the lease term to 2035, with the exclusive right and option to renew and extend the lease at the expiration of the primary term. The Partnership does not have any material lessor arrangements. Substantially all the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in February 2035. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of March 31, 2025 is 9.84 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 7.51% for the three months ended March 31, 2025.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three months ended March 31, 2025 and 2024. The total operating lease expense recorded for the three months March 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively.

Future minimum lease commitments as of March 31, 2025 were as follows:

	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases	$7,068,250	$486,713	$658,010	$667,894	$682,307	$701,663	$3,871,663
Less: Imputed Interest	(2,122,850)
Total	$4,945,400

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

During the three months ended March 31 2025, the Partnership borrowed an additional $74.1 million under the secured revolving credit facility and repaid approximately $14.3 million of the outstanding borrowings. As of March 31, 2025, the Partnership’s outstanding balance was $299.0 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of March 31, 2025.

As of March 31, 2025, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.25% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.25%. For the three months ended March 31, 2025, the weighted average interest rate on the Partnership’s outstanding borrowings was 7.68%.

For additional information on our secured revolving credit facility, please read Note 17―Subsequent Events.

NOTE 10—PREFERRED UNITS

In September 2023, the Partnership completed the private placement of 325,000 Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”) to certain funds managed by affiliates of Apollo (NYSE: APO) (collectively, the “Series A Purchasers”) for $1,000 per Series A preferred unit, resulting in gross proceeds to the Partnership of $325.0 million (the “Preferred Unit Transaction”). The Partnership used the net proceeds from the Preferred Unit Transaction to purchase 325,000 preferred units of the Operating Company. The Operating Company in turn used the net proceeds to fund a portion of the LongPoint acquisition. The Series A preferred units rank senior to the Partnership’s common units with respect to distribution rights and rights upon liquidation.

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

The Series A preferred units are classified as mezzanine equity on the consolidated balance sheets due to certain redemption provisions being outside of the Partnership’s control. The Partnership has elected to accrete changes in the redemption value of the Series A preferred units over the period from the date of issuance to the earliest redemption date. The Series A preferred units were estimated to be redeemable at a price of $1,121.92 per Series A preferred unit as of March 31, 2025, equal to 112% of par value.

The Series A preferred units had a carrying value of $316.4 million, including accrued distributions of $4.8 million, as of March 31, 2025, and a carrying value of $316.0 million, including accrued distributions of $4.9 million, as of December 31, 2024.

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

NOTE 11—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of March 31, 2025, the Partnership had a total of 93,396,488 common units issued and outstanding and 14,491,540 Class B units issued and outstanding.

On January 9, 2025, the Partnership completed an underwritten public offering of 11,500,000 common units for net proceeds of approximately $163.6 million (the “2025 Equity Offering”). The Partnership used the net proceeds from the 2025 Equity Offering to purchase OpCo common units. The Operating Company ultimately used the net proceeds of the 2025 Equity Offering to fund the Boren Acquisition.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2024	80,969,651
Units issued for equity offering	11,500,000
Common units issued under the A&R LTIP (1)	1,213,611
Restricted units repurchased for tax withholding	(315,276)
Conversion of Class B units to common units	32,580
Forfeiture of restricted units	(4,078)
Balance at March 31, 2025	93,396,488
(1)	Includes restricted units granted to certain employees and directors under the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 25, 2025.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2025	$0.47	May 8, 2025	May 20, 2025	May 28, 2025

Q1 2024	$0.49	May 2, 2024	May 13, 2024	May 20, 2024

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

Change in Ownership of Consolidated Subsidiaries

The following table summarizes the changes in common unitholders' equity due to changes in ownership interest during the period:

	Three Months Ended March 31,
	2025	2024
Net income attributable to the Partnership	$22,380,589	$7,298,587
Changes in ownership of consolidated subsidiaries, net	(12,252,997)	1,192,335
Change from net income attributable to the Partnership's unitholders and transfers to non-controlling interest	$10,127,592	$8,490,922

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings per common unit:

	Three Months Ended March 31,
	2025	2024
Net income attributable to common units of Kimbell Royalty Partners, LP	$17,862,084	$3,168,956
Distribution and accretion on Series A preferred units	5,202,862	5,256,287
Net income attributable to non-controlling interests in OpCo and distribution on Class B units	2,788,249	911,696
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$25,853,195	$9,336,939

Weighted average number of common units outstanding:
Basic	89,682,038	72,112,056
Effect of dilutive securities:
Series A preferred units	21,566,025	21,566,025
Class B units	14,507,398	20,847,295
Restricted units	2,191,796	2,014,248
Diluted	127,947,257	116,539,624

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.20	$0.04
Diluted	$0.20	$0.04

The calculation of diluted net income per share for the three months ended March 31, 2025 and 2024 includes the conversion of all Series A preferred units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

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

The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2024	1,992,201	$15.727	1.542 years
Awarded	1,213,611	15.780	—
Vested	(975,338)	15.519	—
Forfeited	(4,078)	15.633	—
Unvested at March 31, 2025 (1)	2,226,396	$15.847	2.328 years
(1)	As of March 31, 2025, there was $35.3 million of unrecognized compensation expense associated with unvested restricted units based on the weighted average grant date fair value per unit of $15.847.

NOTE 14—INCOME TAXES

As discussed in Note 1, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. The non-controlling interest, which represents OpCo common unitholders’, are not subject to federal income taxes.

The Partnership records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes in forecasted annual income (loss) attributable to non-controlling interest and changes to actual or forecasted permanent book to tax differences. The Partnership’s effective tax rate for the three months ended March 31, 2025 was 4.0%, compared to 9.0% for the three months ended March 31, 2024. The Partnership recorded an income tax expense of $1.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 15—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has a separate services agreement with K3 Royalties, LLC (“K3 Royalties”). Pursuant to the K3 Royalties service agreement, K3 Royalties and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors may identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and K3 Royalties under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders. During the three months ended March 31, 2025, the Partnership made payments to K3 Royalties in the amount of $30,000.

The Partnership received $41,156 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three months ended March 31, 2025.

NOTE 16—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of March 31, 2025.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to March 31, 2025 in the preparation of its unaudited interim consolidated financial statements.

Long-Term Debt

On May 1, 2025, in connection with the recent redetermination, the Partnership entered into Amendment No. 3 (the “Third Amendment”) to the A&R Credit Agreement. The amendment amends the A&R Credit Agreement to, among other things, increase each of the borrowing base and aggregate elected commitments from $550.0 million to $625.0 million.

Drawdown on Secured Revolving Credit Facility

On May 1, 2025, the Partnership borrowed an additional $180.00 million under the secured revolving credit facility to fund the partial redemption of the preferred units. As of May 2, 2025, the Partnership’s outstanding balance on its secured revolving credit facility was $479.0 million.

Partial Redemption of Preferred Units

On May 7, 2025, the Partnership completed the redemption of 162,500 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,121.92 per Series A preferred unit for an aggregate redemption price of $182.3 million.

Distributions

On May 8, 2025 the Board of Directors declared a quarterly cash distribution of $0.47 per common unit and OpCo common unit for the quarter ended March 31, 2025. The Partnership intends to pay this distribution on May 28, 2025 to common unitholders and OpCo common unitholders of record as of the close of business on May 20, 2025.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $4.8 million for the quarter ended March 31, 2025. The Partnership intends to pay the distribution subsequent to May 8, 2025, and prior to the distribution on the common units and OpCo common units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and natural gas liquids (“NGLs”), including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the energy and environmental proposals being considered and evaluated by the federal government and other regulating bodies;
●	trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects on commodity prices;

●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine and the conflict in the Middle East;
●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impact of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel to the operators of our properties;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including regulation, proposals, and executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions; and
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

These factors are discussed in further detail in the 2024 Form 10-K under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

As of March 31, 2025, we owned mineral and royalty interests in approximately 12.3 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 55% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of March 31, 2025, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 131,000 gross wells, including over 52,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as March 31, 2025:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,404,777	27,799	10,831	52,162
Mid‑Continent	5,868,926	48,832	4,577	21,029
Terryville/Cotton Valley/Haynesville	1,428,907	7,919	3,918	16,372
Appalachian Basin	741,354	23,203	1,590	3,965
Bakken/Williston Basin	1,640,077	6,138	849	5,519
Eagle Ford	624,148	6,730	1,774	4,448
DJ Basin/Rockies/Niobrara	74,152	1,036	775	12,598
Other	3,232,560	36,693	1,187	15,478
Total	17,014,901	158,350	25,501	131,571
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2024 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of March 31, 2025:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	503	491	2.64	2.55
Mid‑Continent	114	78	0.91	0.41
Terryville/Cotton Valley/Haynesville	40	22	0.37	0.16
Appalachian Basin	2	1	0.02	—
Bakken/Williston Basin	70	67	0.31	0.22
Eagle Ford	67	22	0.32	0.08
DJ Basin/Rockies/Niobrara	12	1	0.10	0.01
Total	808	682	4.67	3.43
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

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

Acquisitions

On January 17, 2025, we completed the acquisition of mineral and royalty interests from Boren Minerals (the “Boren Acquisition”) in a transaction valued at approximately $230.4 million, including transaction costs and certain customary post-closing adjustments. We funded the cash consideration of the purchase price with borrowings under our secured revolving credit facility and net proceeds from the 2025 Equity Offering. The oil and gas properties acquired are located under the Mabee Ranch in the Midland Basin in Texas.

Quarterly Distributions

On May 8, 2025, our General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.47 per common unit representing limited partner interests in the Partnership (“common unit”) and common unit of the Operating Company (“OpCo common unit”) for the quarter ended March 31, 2025. We intend to pay the distributions on May 28, 2025 to common unitholders and OpCo common unitholders of record as of the close of business on May 20, 2025.

We will pay a cash distribution on the Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”) of approximately $4.8 million for the quarter ended March 31, 2025. We intend to pay the distribution subsequent to May 8, 2025 and prior to the distribution on the common units and OpCo common units.

Business Environment

Global Conflicts and Uncertainties

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas. In April 2024, Iran launched an attack on Israel, further escalating the regional conflict in the Middle East. In January 2025, Israel and Hamas agreed to a ceasefire deal, however, in March 2025 Israel carried out air strikes against Hamas, suggesting there is no indication on the extent of the ceasefire. These conflicts and the applicable sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, we have not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, we will continue to monitor for events that could materially impact us.

President Trump has executed several executive orders, some of which impact the oil and gas industry, and he and others in Congress have indicated the potential for further changes to regulations, many of which could impact the oil and gas industry, as well as the implementation of tariffs on foreign goods and services. It is uncertain at this time to what extent such changes in regulations and tariffs will impact our business. Tariffs on foreign goods and services could result in other countries instituting tariffs on U.S. goods and services, which could impact the demand for and price of commodities, increase the price of supplies and raw materials that we rely on, and could impact interest rates. A changing regulatory environment and domestic or foreign tariffs could ultimately impact our operations and expenses.

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

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	High	Low	High	Low
Oil ($/Bbl)	$80.73	$66.31	$84.39	$70.62
Natural gas ($/MMBtu)	$9.86	$2.93	$13.20	$1.25

On April 28, 2025, the West Texas Intermediate posted price for crude oil was $63.30 per Bbl and the Henry Hub spot market price of natural gas was $2.96 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended March 31,
	2025	2024
Oil ($/Bbl)	$71.78	$77.50
Natural gas ($/MMBtu)	$4.14	$2.15

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased by 4.3% to 575 active land rigs at March 31, 2025 compared to 601 active land rigs at March 31, 2024. The 575 active land rigs at March 31, 2025 increased slightly compared to 573 active land rigs at December 31, 2024. While the United States Rotary Rig count decreased year over year, overall production is not decreasing, indicating improved efficiencies are allowing sustained production from fewer rigs.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	March 31,
Basin or Producing Region	2025	2024
Permian Basin	49	50
Mid‑Continent	19	23
Terryville/Cotton Valley/Haynesville	6	9
Bakken/Williston Basin	8	6
Eagle Ford	5	8
DJ Basin/Rockies/Niobrara	1	1
Other	2	1
Total	90	98

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices received.

The following table presents the breakdown of our oil, natural gas and NGL revenues for the following periods:

	Three Months Ended March 31,
	2025	2024
Revenue
Oil revenue	58%	70%
Natural gas revenue	29%	17%
NGL revenue	13%	13%
	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through March 2027, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see “Note 5—Derivatives.”

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, impairment of oil and natural gas properties, non-cash unit based compensation and unrealized gains and losses on derivative instruments. Adjusted EBITDA is not a measure of net income (loss) or net cash provided by operating activities as determined by generally accepted accounting principles in the United States (“GAAP”). We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Three Months Ended March 31,
	2025	2024
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$25,853,195	$9,336,939
Depreciation and depletion expense	31,118,095	38,166,806
Interest expense	6,621,526	7,301,330
Income tax expense	1,089,426	922,568
EBITDA	64,682,242	55,727,643
Impairment of oil and natural gas properties	—	5,963,575
Unit-based compensation	3,861,815	3,684,080
Loss on derivative instruments, net of settlements	6,988,979	8,737,714
Consolidated Adjusted EBITDA	75,533,036	74,113,012
Adjusted EBITDA attributable to non-controlling interest	(10,145,611)	(16,179,650)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	65,387,425	57,933,362
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	4,051,203	5,234,705
Cash distribution on Series A preferred units	4,162,378	3,800,296
Distribution on Class B units	14,492	20,847
Cash available for distribution on common units	$57,159,352	$48,877,514

	Three Months Ended March 31,
	2025	2024
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$54,152,677	$69,045,616
Interest expense	6,621,526	7,301,330
Income tax expense	1,089,426	922,568
Impairment of oil and natural gas properties	—	(5,963,575)
Amortization of right-of-use assets	(85,055)	(86,324)
Amortization of loan origination costs	(534,205)	(530,130)
Unit-based compensation	(3,861,815)	(3,684,080)
Forfeiture of restricted units	56,807	—
Loss on derivative instruments, net of settlements	(6,988,979)	(8,737,714)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	15,074,138	(4,316,194)
Accounts receivable and other current assets	(16,361)	1,149,530
Accounts payable	938,173	(312,764)
Other current liabilities	(1,825,602)	847,611
Operating lease liabilities	61,512	91,769
EBITDA	64,682,242	55,727,643
Add:
Impairment of oil and natural gas properties	—	5,963,575
Unit-based compensation	3,861,815	3,684,080
Loss on derivative instruments, net of settlements	6,988,979	8,737,714
Consolidated Adjusted EBITDA	75,533,036	74,113,012
Adjusted EBITDA attributable to non-controlling interest	(10,145,611)	(16,179,650)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	65,387,425	57,933,362
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	4,051,203	5,234,705
Cash distribution on Series A preferred units	4,162,378	3,800,296
Distribution on Class B units	14,492	20,847
Cash available for distribution on common units	$57,159,352	$48,877,514

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three months ended March 31, 2025 and 2024 include the Boren Acquisition in January 2025.

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

We did not record an impairment on our oil and natural gas properties for the three months ended March 31, 2025. As a result of our full cost ceiling analysis, we recorded an impairment on our oil and natural gas properties of $6.0 million during the three months ended March 31, 2024. The impairment was primarily attributed to the decline in the 12-month average price of oil and natural gas for the three months ended March 31, 2024. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended March 31,
	2025	2024
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$89,951,203	$87,499,509
Lease bonus and other income	310,989	438,796
Loss on commodity derivative instruments, net	(6,053,426)	(5,704,361)
Total revenues	84,208,766	82,233,944
Costs and expenses
Production and ad valorem taxes	5,375,429	6,531,901
Depreciation and depletion expense	31,118,095	38,166,806
Impairment of oil and natural gas properties	—	5,963,575
Marketing and other deductions	4,501,767	4,562,944
General and administrative expense	9,636,743	9,447,881
Total costs and expenses	50,632,034	64,673,107
Operating income	33,576,732	17,560,837
Other expense
Interest expense	(6,621,526)	(7,301,330)
Other expense	(12,585)	—
Net income before income taxes	26,942,621	10,259,507
Income tax expense	1,089,426	922,568
Net income	25,853,195	9,336,939
Distribution and accretion on Series A preferred units	(5,202,862)	(5,256,287)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(2,773,757)	(890,849)
Distribution on Class B units	(14,492)	(20,847)
Net income attributable to common units of Kimbell Royalty Partners, LP	$17,862,084	$3,168,956
Production Data:
Oil (Bbls)	749,744	804,589
Natural gas (Mcf)	6,618,953	7,413,069
Natural gas liquids (Bbls)	442,187	458,247
Combined volumes (Boe) (6:1)	2,295,090	2,498,348

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Oil, Natural Gas and NGL Revenues

For the three months ended March 31, 2025, our oil, natural gas and NGL revenues were $90.0 million, an increase of $2.5 million from $87.5 million for the three months ended March 31, 2024. The increase in oil, natural gas and NGL revenues was primarily related to an increase in the average prices received for natural gas and NGLs for the three months ended March 31, 2025 as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,295,090 Boe or 25,501 Boe/d, for the three months ended March 31, 2025, a decrease of 203,258 Boe or 1,953 Boe/d, from 2,498,348 Boe or 27,454 Boe/d, for the three months ended March 31, 2024. The decrease in production for the three months ended March 31, 2025 was primarily attributable to 252,653 Boe or 2,776 Boe/d of prior period production recognized for the three months ended March 31, 2024, partially offset by production associated with the Boren Acquisition.

Our operators received an average of $69.27 per Bbl of oil, $3.87 per Mcf of natural gas and $27.99 per Bbl of NGL for the volumes sold during the three months ended March 31, 2025 compared to $76.60 per Bbl of oil, $1.96 per Mcf of natural gas and $24.70 per Bbl of NGL for the volumes sold during the three months ended March 31, 2024. These average prices received during the three months ended March 31, 2025 decreased 9.6% or $7.33 per Bbl of oil and increased 97.4% or $1.91 per Mcf of natural gas as compared to the three months ended March 31, 2024. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 7.4% or $5.72 per Bbl of oil and an increase of 92.6% or $1.99 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income for the three months ended March 31, 2025 remained relatively flat at $0.3 million, compared to $0.4 million for the three months ended March 31, 2024.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended March 31, 2025 included $7.0 million of mark-to-market losses and $0.9 million of gains on the settlement of commodity derivative instruments compared to $8.7 million of mark-to-market losses and $3.0 million of gains on the settlement of commodity derivative instruments for the three months ended March 31, 2024. We recorded a mark-to-market losses for the three months ended March 31, 2025 and 2024 as a result of an increase in strip pricing from the previous quarter, partially offset by gains on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended March 31, 2025 were $5.4 million, a decrease of $1.1 million from $6.5 million for the three months ended March 31, 2024. The decrease in production and ad valorem taxes was primarily attributable to the decrease in oil and natural gas production, partially offset by an increase in production and ad valorem taxes associated with the Boren Acquisition.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended March 31, 2025 was $31.1 million, a decrease of $7.1 million from $38.2 million for the three months ended March 31, 2024. The decrease in depreciation and depletion expense was due to the impairment that was recorded during the year ended December 31, 2024, which significantly reduced our net capitalized oil and natural gas properties, partially offset by the Boren Acquisition, which increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $13.52 for the three months ended March 31, 2025, a decrease of $1.72 per barrel from the $15.24 average depletion rate per barrel for the three months ended March 31, 2024. The decrease in the depletion rate was due to the impairment that was recorded during the year ended December 31, 2024, which significantly reduced our net capitalized oil and natural gas properties, partially offset by the Boren Acquisition, which increased our net capitalized oil and natural gas properties.

Impairment

We did not record an impairment on our oil and natural gas properties for the three months ended March 31, 2025. We recorded an impairment on our oil and natural gas properties of $6.0 million during the three months ended March 31, 2024, as a result of our full cost ceiling analysis. The impairment is primarily attributed to the decline in the 12-month average price of oil and natural gas. As of March 31, 2024, the 12-month average prices of oil and natural gas were $77.48 per Bbl of oil and $2.45 per Mcf of natural gas. These prices represent a 14.8% and 58.8% decrease, respectively, from the 12-month average prices of oil and natural gas as of March 31, 2023, which were $90.97 per Bbl of oil and $5.95 per Mcf of natural gas.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended March 31, 2025 remained relatively flat at $4.5 million, compared to $4.6 million for the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $9.6 million, an increase of $0.2 million compared to $9.4 million for the three months ended March 31, 2024. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to an increase in unit-based compensation expense.

Interest Expense

Interest expense for the three months ended March 31, 2025 was $6.6 million, compared to $7.3 million for the three months ended March 31, 2024. The decrease in interest expense was primarily due to a 1.03% decrease in the weighted average interest rate on our outstanding borrowings for the three months ended March 31, 2025.

Income Tax Expense

We recorded an income tax expense of $1.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the first quarter of 2025 for the repayment of $16.9 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the first quarter of 2025. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

We do not currently maintain a material reserve of cash for the purpose of maintaining stability or growth in our quarterly distribution, nor do we intend to incur debt to pay quarterly distributions, although the Board of Directors may change this policy.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we completed the Boren Acquisition partially with net proceeds from the 2025 Equity Offering. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our first quarter 2025 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Cash Flow Data:
Net cash provided by operating activities	$54,152,677	$69,045,616
Net cash used in investing activities	(222,949,985)	(91,368)
Net cash provided by (used in) financing activities	170,256,669	(60,267,298)
Net increase in cash and cash equivalents	$1,459,361	$8,686,950

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2025 were $54.2 million, a decrease of $14.8 million compared to $69.0 million for the three months ended March 31, 2024.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2025 were $222.9 million compared to $0.1 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, cash flows used in investing activities primarily related to the Boren Acquisition. For the three months ended March 31, 2024, cash flows used in investing activities included costs associated with an acquisition and the purchase of equipment.

Financing Activities

Cash flows provided by financing activities were $170.3 million for the three months ended March 31, 2025 compared to $60.3 million of cash flows used in financing activities for the three months ended March 31, 2024. Cash flows provided by financing activities for the three months ended March 31, 2025 consists primarily of $163.6 million in proceeds from the 2025 Equity Offering and $74.1 million of additional borrowings under our secured revolving credit facility, partially offset by $48.1 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $14.3 million used to repay borrowings under our secured revolving credit facility and $5.1 million of restricted units repurchased for tax withholding.

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

For additional information on our secured revolving credit facility, please read Note 9―Long-Term Debt and Note 17―Subsequent Events to the unaudited interim consolidated financial statements included in this Quarterly Report.

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

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2024 Form 10-K.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2024 Form 10-K. As of March 31, 2025, we did not have any off-balance sheet arrangements. See Note 8—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2025, we had seven counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of March 31, 2025, we had total borrowings outstanding under our secured revolving credit facility of $299.0 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $3.0 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2024 through March 31, 2025. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Partnership’s legal proceedings, see Note 16—Commitments and Contingencies to the unaudited interim consolidated financial statements included in Part I of this Quarterly Report and incorporated by reference herein.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this Quarterly Report, included in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks set out under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2024 Form 10-K. The following supplements and updates the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. These risk factors could materially affect our business, financial condition and results of operations. The volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks. Further, these risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. Several recent tariff announcements by the U.S. federal government have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods and commodities.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and increased volatility in commodity prices. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities

On February 12, 2025, we issued 3,162 common units to an existing OpCo unitholder in exchange for 3,162 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018, by and among us, the General Partner, the Operating Company and the other holders of OpCo common units and Class B units from time to time party thereto (the “Exchange Agreement”).

On February 14, 2025, we issued 29,418 common units to another existing OpCo unitholder in exchange for 29,418 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement.

The issuance of each of the foregoing securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Period	Total Number of Common Units Purchased(1)	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Common Units That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2025 - January 31, 2025	—	$—	—	—
February 1, 2025 - February 29, 2025	—	$—	—	—
March 1, 2025 - March 31, 2025	315,276	$14.99	—	—
(1)	All of the common units shown above were withheld during the three months ended March 31, 2025 to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted units. The required withholding is calculated using the closing sales price per common unit reported by the New York Stock Exchange on the date prior to the applicable vesting date.
(2)	We did not have at any time during the quarter ended March 31, 2025, and currently do not have, a common unit repurchase program in place.

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

First Amendment to the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on 10-Q filed on May 2, 2024)

10.2

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: May 8, 2025	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: May 8, 2025	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer