Form 10-Q
period 2025-09-30
Kimbell Royalty Partners, LP
filed 2025-11-06
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 OR

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

As of October 31, 2025, the registrant had outstanding 93,396,488 common units representing limited partner interests and 14,491,540 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024

	(In thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$40,003	$34,168
Oil, natural gas and NGL receivables	41,253	45,924
Derivative assets	4,601	2,404
Accounts receivable and other current assets	2,509	2,771
Total current assets	88,366	85,267
Property and equipment, net	596	267
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($175,032 and $115,200 excluded from depletion at September 30, 2025 and December 31, 2024, respectively)	2,271,470	2,048,712
Less: accumulated depreciation, depletion and impairment	(1,116,263)	(1,023,890)
Total oil and natural gas properties, net	1,155,207	1,024,822
Right-of-use assets, net	4,695	3,730
Derivative assets	563	566
Loan origination costs, net	4,386	5,263
Total assets	$1,253,813	$1,119,915

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,502	$6,505
Other current liabilities	11,900	5,986
Derivative liabilities	—	255
Total current liabilities	16,402	12,746
Operating lease liabilities, excluding current portion	4,493	3,562
Derivative liabilities	—	879
Long-term debt	448,496	239,160
Other liabilities	—	73
Total liabilities	469,391	256,420
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (162,500 and 325,000 units issued and outstanding as of September 30, 2025 and December 31, 2024)	158,594	316,002
Kimbell Royalty Partners, LP unitholders' equity:
Common units (93,396,488 units and 80,969,651 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	541,043	463,496
Class B units (14,491,540 units and 14,524,120 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	724	726
Total Kimbell Royalty Partners, LP unitholders' equity	541,767	464,222
Non-controlling interest in OpCo	84,061	83,271
Total unitholders' equity	625,828	547,493
Total liabilities, mezzanine equity and unitholders' equity	$1,253,813	$1,119,915

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per unit data)
Revenue
Oil, natural gas and NGL revenues	$76,807	$71,069	$241,453	$235,527
Lease bonus and other income	379	3,163	3,204	4,262
Gain on commodity derivative instruments, net	3,434	9,553	6,720	2,803
Total revenues	80,620	83,785	251,377	242,592
Costs and expenses
Production and ad valorem taxes	5,611	4,347	16,701	16,456
Depreciation and depletion expense	31,043	32,155	92,619	103,346
Impairment of oil and natural gas properties	—	—	—	5,963
Marketing and other deductions	5,052	3,607	12,570	11,998
General and administrative expense	10,066	9,472	29,276	29,172
Total costs and expenses	51,772	49,581	151,166	166,935
Operating income	28,848	34,204	100,211	75,657
Other expense
Interest expense	(9,782)	(6,492)	(25,351)	(20,739)
Other expense	—	—	(12)	—
Net income before income taxes	19,066	27,712	74,848	54,918
Income tax (benefit) expense	(3,257)	1,907	—	4,589
Net income	22,323	25,805	74,848	50,329
Distribution and accretion on Series A preferred units	(2,656)	(5,296)	(32,196)	(15,795)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(2,641)	(3,119)	(5,729)	(5,523)
Distribution to Class B unitholders	(14)	(15)	(42)	(57)
Net income attributable to common units of Kimbell Royalty Partners, LP	$17,012	$17,375	$36,881	$28,954

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.19	$0.22	$0.41	$0.38
Diluted	$0.19	$0.22	$0.41	$0.38
Weighted average number of common units outstanding
Basic	91,170	78,977	90,680	75,321
Diluted	118,213	116,414	122,701	116,240

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2025
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total

	(In thousands)
Balance at January 1, 2025	80,970	$463,496	14,524	$726	$83,271	$547,493
Common units issued for equity offering	11,500	163,575	—	—	—	163,575
Unit-based compensation	1,213	3,861	—	—	—	3,861
Restricted units repurchased for tax withholding	(315)	(5,081)	—	—	—	(5,081)
Conversion of Class B units to common units	32	187	(32)	(2)	(187)	(2)
Forfeiture of restricted units	(4)	(57)	—	—	—	(57)
Distributions to unitholders	—	(37,359)	—	—	(5,796)	(43,155)
Distribution and accretion on Series A preferred units	—	(4,504)	—	—	(699)	(5,203)
Distribution to Class B unitholders	—	(14)	—	—	—	(14)
Change in ownership of consolidated subsidiaries, net	—	(12,253)	—	—	12,253	—
Net income	—	22,380	—	—	3,473	25,853
Balance at March 31, 2025	93,396	594,231	14,492	724	92,315	687,270
Unit-based compensation	—	4,124	—	—	—	4,124
Distributions to unitholders	—	(43,896)	—	—	(6,811)	(50,707)
Distribution and accretion on Series A preferred units	—	(21,068)	—	—	(3,269)	(24,337)
Distribution to Class B unitholders	—	(14)	—	—	—	(14)
Change in ownership of consolidated subsidiaries, net	—	(552)	—	—	552	—
Net income	—	23,089	—	—	3,583	26,672
Balance at June 30, 2025	93,396	555,914	14,492	724	86,370	643,008
Unit-based compensation	—	4,169	—	—	—	4,169
Distributions to unitholders	—	(35,491)	—	—	(5,511)	(41,002)
Distribution and accretion on Series A preferred units	—	(2,298)	—	—	(358)	(2,656)
Distribution to Class B unitholders	—	(14)	—	—	—	(14)
Change in ownership of consolidated subsidiaries, net	—	(561)	—	—	561	—
Net income	—	19,324	—	—	2,999	22,323
Balance at September 30, 2025	93,396	$541,043	14,492	$724	$84,061	$625,828

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY — (Continued)

(Unaudited)

	Nine Months Ended September 30, 2024
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total

	(In thousands)
Balance at January 1, 2024	73,851	$555,809	20,847	$1,042	$157,192	$714,043
Restricted units repurchased for tax withholding	(292)	(4,914)	—	—	—	(4,914)
Unit-based compensation	1,088	3,684	—	—	—	3,684
Distributions to unitholders	—	(32,098)	—	—	(9,463)	(41,561)
Distribution and accretion on Series A preferred units	—	(4,109)	—	—	(1,147)	(5,256)
Distribution to Class B unitholders	—	(21)	—	—	—	(21)
Change in ownership of consolidated subsidiaries, net	—	1,192	—	—	(1,192)	—
Net income	—	7,299	—	—	2,038	9,337
Balance at March 31, 2024	74,647	526,842	20,847	1,042	147,428	675,312
Conversion of Class B units to common units	6,323	44,716	(6,323)	(316)	(44,716)	(316)
Unit-based compensation	—	5,109	—	—	—	5,109
Distributions to unitholders	—	(36,577)	—	—	(10,216)	(46,793)
Distribution and accretion on Series A preferred units	—	(4,446)	—	—	(797)	(5,243)
Distribution to Class B unitholders	—	(21)	—	—	—	(21)
Change in ownership of consolidated subsidiaries, net	—	(3,824)	—	—	3,824	—
Net income	—	12,877	—	—	2,310	15,187
Balance at June 30, 2024	80,970	544,676	14,524	726	97,833	643,235
Unit-based compensation	—	3,830	—	—	—	3,830
Distributions to unitholders	—	(34,007)	—	—	(6,100)	(40,107)
Distribution and accretion on Series A preferred units	—	(4,491)	—	—	(805)	(5,296)
Distribution on Class B units	—	(15)	—	—	—	(15)
Change in ownership of consolidated subsidiaries, net	—	(580)	—	—	580	—
Net income	—	21,881	—	—	3,924	25,805
Balance at September 30, 2024	80,970	$531,294	14,524	$726	$95,432	$627,452

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,848	$50,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	92,619	103,346
Impairment of oil and natural gas properties	—	5,963
Amortization of right-of-use assets	259	260
Amortization of loan origination costs	1,744	1,592
Unit-based compensation	12,154	12,623
Forfeiture of restricted units	(57)	—
(Gain) loss on derivative instruments, net of settlements	(3,328)	5,468
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	4,671	10,045
Accounts receivable and other current assets	263	30
Accounts payable	441	270
Other current liabilities	5,844	4,703
Operating lease liabilities	(221)	(283)
Net cash provided by operating activities	189,237	194,346
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(660)	(154)
Proceeds from sale of property and equipment	12	—
Purchase of oil and natural gas properties	(222,759)	(22)
Net cash used in investing activities	(223,407)	(176)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity offering, net of issuance costs	163,575	—
Redemption of Class B contributions on converted units	(2)	(317)
Redemption of Series A preferred units	(179,908)	—
Distribution to common unitholders	(116,746)	(102,682)
Distribution to OpCo unitholders	(18,118)	(25,779)
Distribution to Series A preferred unitholders	(12,141)	(14,611)
Distribution to Class B unitholders	(42)	(57)
Borrowings on long-term debt	254,136	4,960
Repayments on long-term debt	(44,800)	(47,000)
Payment of loan origination costs	(868)	(57)
Restricted units repurchased for tax withholding	(5,081)	(4,914)
Net cash provided by (used in) financing activities	40,005	(190,457)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,835	3,713
CASH AND CASH EQUIVALENTS, beginning of period	34,168	30,993
CASH AND CASH EQUIVALENTS, end of period	$40,003	$34,706
Supplemental cash flow information:
Cash paid for interest	$20,970	$19,367
Cash paid for taxes	$219	$—
Non-cash investing and financing activities:
Deemed distribution to Series A preferred units	$871	$1,184
Distribution on Series A preferred units in accounts payable	$2,458	$4,902
Recognition of tenant improvement asset	$73	$94
Right-of-use assets obtained in exchange for operating lease liabilities	$1,224	$—

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

Global Conflicts and Uncertainties

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas. In April 2024, Iran launched an attack on Israel, further escalating the regional conflict in the Middle East. In October 2025, Israel and Hamas agreed to a ceasefire deal, although there is no assurance that the ceasefire will continue. These conflicts and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, the Partnership has not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, the Partnership will continue to monitor for events that could materially impact them.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2024 Form 10-K. There have been no substantial changes in such policies or the application of such policies during the three and nine months ended September 30, 2025.

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

The following table disaggregates the Partnership’s oil, natural gas and NGL revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Oil revenue	$48,793	$51,599	$149,554	$166,632
Natural gas revenue	17,930	10,857	58,861	39,482
NGL revenue	10,084	8,613	33,038	29,413
Total Oil, natural gas and NGL revenues	$76,807	$71,069	$241,453	$235,527

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

As of September 30, 2025, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Beginning fair value of derivative instruments	$3,371	$1,513	$1,836	$14,047
Gain on commodity derivative instruments, net	3,434	9,553	6,720	2,803
Net cash received on settlements of derivative instruments	(1,641)	(2,487)	(3,392)	(8,271)
Ending fair value of derivative instruments	$5,164	$8,579	$5,164	$8,579

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		September 30,	December 31,
Classification	Balance Sheet Location	2025	2024

		(In thousands)
Assets:
Current assets	Derivative assets	$4,601	$2,404
Long-term assets	Derivative assets	563	566
Liabilities:
Current liabilities	Derivative liabilities	—	(255)
Long-term liabilities	Derivative liabilities	—	(879)
		$5,164	$1,836

As of September 30, 2025, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
October 2025 - December 2025	146,372	$68.26	$68.26	$68.26
January 2026 - December 2026	595,680	$67.75	$63.33	$70.78
January 2027 - September 2027	459,459	$62.40	$61.57	$63.75

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
October 2025 - December 2025	1,291,680	$3.68	$3.68	$3.68
January 2026 - December 2026	5,256,000	$3.69	$3.33	$4.07
January 2027 - September 2027	4,009,824	$3.90	$3.47	$4.46

NOTE 6—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of September 30, 2025 and December 31, 2024 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2025 and 2024.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total

	(In thousands)
September 30, 2025
Assets
Commodity derivative contracts	$—	$6,501	$—	$(1,337)	$5,164
Liabilities
Commodity derivative contracts	$—	$(1,337)	$—	$1,337	$—
December 31, 2024
Assets
Commodity derivative contracts	$—	$4,476	$—	$(1,506)	$2,970
Liabilities
Commodity derivative contracts	$—	$(2,640)	$—	$1,506	$(1,134)

NOTE 7—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	September 30,	December 31,
	2025	2024

	(In thousands)
Oil and natural gas properties
Proved properties	$2,096,438	$1,933,512
Unevaluated properties	175,032	115,200
Less: accumulated depreciation, depletion and impairment	(1,116,263)	(1,023,890)
Total oil and natural gas properties	$1,155,207	$1,024,822

Costs not subject to depletion
Incurred in 2025	$117,230
Incurred in 2024	—
Incurred in 2023	57,802
Prior	—
Total costs not subject to depletion	$175,032

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

The Partnership did not record an impairment on its oil and natural gas properties for the three and nine months ended September 30, 2025 or the three months ended September 30, 2024. As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $6.0 million during the nine months ended September 30, 2024.

Depletion expense for the three months ended September 30, 2025 and 2024 was $31.0 million and $32.1 million, respectively and the average depletion rate per barrel was $13.19 and $14.61, respectively. Depletion expense for the nine months ended September 30, 2025 and 2024 was $92.4 million and $103.1 million, respectively and the average depletion rate per barrel was $13.29 and $14.97, respectively.

NOTE 8—LEASES

The Partnership is the lessee on a lease of administrative office space used for its operations. On December 26, 2024, the Partnership modified its existing operating leases associated with its main office used for operations. The lease commenced in February 2025, expanding the current office space and extending the lease term to 2035, with the exclusive right and option to renew and extend the lease at the expiration of the primary term. The Partnership does not have any material lessor arrangements. Substantially all the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in February 2035. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short-term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of September 30, 2025 is 9.34 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 7.51% for the nine months ended September 30, 2025.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. The total operating lease expense recorded for both the three months ended  September 30, 2025 and 2024 was $0.2 million, and $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Future minimum lease commitments as of September 30, 2025 were as follows:

	Total	2025	2026	2027	2028	2029	Thereafter

	(In thousands)
Operating leases	$6,744	$162	$658	$668	$682	$702	$3,872
Less: Imputed Interest	(1,941)
Total	$4,803

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

On May 1, 2025, in connection with the redetermination, the Partnership entered into Amendment No. 3 (the “Third Amendment”) to the A&R Credit Agreement. The amendment amends the A&R Credit Agreement to, among other things, increase each of the borrowing base and aggregate elected commitments from $550.0 million to $625.0 million.

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

During the nine months ended September 30 2025, the Partnership borrowed an additional $254.1 million under the secured revolving credit facility and repaid approximately $44.8 million of the outstanding borrowings. As of September 30, 2025, the Partnership’s outstanding balance was $448.5 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of September 30, 2025.

As of September 30, 2025, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.25% or the ABR (as defined in the Amended Credit Agreement) plus a margin of 2.25%. For the three and nine months ended September 30, 2025, the weighted average interest rate on the Partnership’s outstanding borrowings was 7.63% and 7.69%, respectively.

NOTE 10—PREFERRED UNITS

On May 7, 2025, the Partnership completed the redemption of 162,500 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,121.92 per Series A preferred unit for an aggregate redemption price of $182.3 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than the carrying value of the Series A preferred units as of the redemption date, a deemed dividend distribution of $24.0 million was recognized in unitholders’ equity and non-controlling interest during the nine months ended September 30, 2025.

The Series A preferred units are classified as mezzanine equity on the consolidated balance sheets due to certain redemption provisions being outside of the Partnership’s control. The Partnership has elected to accrete changes in the redemption value of the Series A preferred units over the period from the date of issuance to the earliest redemption date. The Series A preferred units were estimated to be redeemable at a price of $1,131.12 per Series A preferred unit as of September 30, 2025, equal to 113% of par value.

The Series A preferred units had a carrying value of $158.6 million, including accrued distributions of $2.5 million, as of September 30, 2025, and a carrying value of $316.0 million, including accrued distributions of $4.9 million, as of December 31, 2024.

NOTE 11—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of September 30, 2025, the Partnership had a total of 93,396,488 common units issued and outstanding and 14,491,540 Class B units issued and outstanding.

On January 9, 2025, the Partnership completed an underwritten public offering of 11,500,000 common units for net proceeds of approximately $163.6 million (the “2025 Equity Offering”). The Partnership used the net proceeds from the 2025 Equity Offering to purchase OpCo common units. The Operating Company ultimately used the net proceeds of the 2025 Equity Offering to fund the Boren Acquisition.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2024	80,969,651
Units issued for equity offering	11,500,000
Common units issued under the A&R LTIP (1)	1,213,611
Restricted units repurchased for tax withholding	(315,276)
Conversion of Class B units to common units	32,580
Forfeiture of restricted units	(4,078)
Balance at September 30, 2025	93,396,488
(1)	Includes restricted units granted to certain employees and directors under the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 25, 2025.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2025	$0.47	May 8, 2025	May 20, 2025	May 28, 2025
Q2 2025	$0.38	August 7, 2025	August 18, 2025	August 25, 2025
Q3 2025	$0.35	November 6, 2025	November 17, 2025	November 24, 2025

Q1 2024	$0.49	May 2, 2024	May 13, 2024	May 20, 2024
Q2 2024	$0.42	August 1, 2024	August 12, 2024	August 19, 2024
Q3 2024	$0.41	November 7, 2024	November 18, 2024	November 25, 2024

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

Change in Ownership of Consolidated Subsidiaries

The following table summarizes the changes in common unitholders' equity due to changes in ownership interest during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net income attributable to the Partnership	$19,324	$21,881	$64,793	$42,057
Changes in ownership of consolidated subsidiaries, net	(561)	(580)	(13,366)	(3,212)
Change from net income attributable to the Partnership's unitholders and transfers to non-controlling interest	$18,763	$21,301	$51,427	$38,845

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net income attributable to common units of Kimbell Royalty Partners, LP	$17,012	$17,375	$36,881	$28,954
Distribution and accretion on Series A preferred units	2,656	5,296	32,196	15,795
Net income attributable to non-controlling interests in OpCo and distribution to Class B unitholders	2,655	3,134	5,771	5,580
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$22,323	$25,805	$74,848	$50,329

Weighted average number of common units outstanding:
Basic	91,170	78,977	90,680	75,321
Effect of dilutive securities:
Series A preferred units	10,783	21,566	15,760	21,566
Class B units	14,492	14,524	14,497	17,986
Restricted units	1,768	1,347	1,764	1,367
Diluted	118,213	116,414	122,701	116,240

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.19	$0.22	$0.41	$0.38
Diluted	$0.19	$0.22	$0.41	$0.38

The calculation of diluted net income per unit for the three and nine months ended September 30, 2025 and 2024 includes the conversion of all Series A preferred units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

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

The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2024	1,992,201	$15.727	1.542 years
Awarded	1,213,611	15.780	—
Vested	(975,338)	15.519	—
Forfeited	(4,078)	15.633	—
Unvested at September 30, 2025 (1)	2,226,396	$15.847	1.827 years
(1)	As of September 30, 2025, there was $35.3 million of unrecognized compensation expense associated with unvested restricted units based on the weighted average grant date fair value per unit of $15.847.

NOTE 14—INCOME TAXES

As discussed in Note 1, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. The non-controlling interest, which represents OpCo common unitholders’, are not subject to federal income taxes.

The Partnership records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes in forecasted annual income (loss) attributable to non-controlling interest and changes to actual or forecasted permanent book to tax differences. The Partnership’s effective tax rate for the nine months ended September 30, 2025 was 0.0%, compared to 8.4% for the nine months ended September 30, 2024. The Partnership recorded an income tax benefit of $3.3 million and an expense of $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and an income tax expense of $4.6 million for the nine months ended September 30, 2024. The Partnership did not have an income tax benefit or expense for the nine months ended September 30, 2025.

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. Key provisions of the Act effecting the Partnership include: (i) the permanent reduction of the corporate tax rate, (ii) the permanent extension of 100% bonus depreciation for qualified property, and (iii) modifications to the calculation for excess business interest expense limitation under § 163(j) to adjusted taxable income calculation on the business interest expense limitation.

In accordance with ASC Topic 740, Income Taxes, the Partnership has recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended September 30, 2025 resulted in a reduction to current income tax expense, primarily due to the changes to the 163(j) interest limitation.

NOTE 15—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has a separate services agreement with K3 Royalties, LLC (“K3 Royalties”). Pursuant to the K3 Royalties service agreement, K3 Royalties and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors may identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and K3 Royalties under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders. During the three and nine months ended September 30, 2025, the Partnership made payments to K3 Royalties in the amount of $30,000 and $90,000, respectively.

The Partnership received $48,891 and $131,779 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three and nine months ended September 30, 2025, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of September 30, 2025.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to September 30, 2025 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On November 6, 2025 the Board of Directors declared a quarterly cash distribution of $0.35 per common unit and OpCo common unit for the quarter ended September 30, 2025. The Partnership intends to pay this distribution on November 24, 2025 to common unitholders and OpCo common unitholders of record as of the close of business on November 17, 2025.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $2.5 million for the quarter ended September 30, 2025. The Partnership intends to pay the distribution subsequent to November 6, 2025, and prior to the distribution on the common units and OpCo common units.

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

As of September 30, 2025, we owned mineral and royalty interests in approximately 12.3 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 55% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of September 30, 2025, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 131,000 gross wells, including over 52,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as September 30, 2025:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,404,777	27,799	10,434	52,162
Mid‑Continent	5,868,926	48,832	5,556	21,029
Terryville/Cotton Valley/Haynesville	1,428,907	7,919	3,193	16,372
Appalachian Basin	741,354	23,203	1,623	3,965
Bakken/Williston Basin	1,640,077	6,138	1,046	5,519
Eagle Ford	624,148	6,730	1,602	4,448
DJ Basin/Rockies/Niobrara	74,152	1,036	952	12,598
Other	3,232,560	36,693	1,124	15,478
Total	17,014,901	158,350	25,530	131,571
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2024 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of September 30, 2025:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	570	431	3.22	1.93
Mid‑Continent	95	63	0.37	0.42
Terryville/Cotton Valley/Haynesville	50	32	0.30	0.20
Appalachian Basin	4	4	0.02	0.04
Bakken/Williston Basin	49	94	0.20	0.08
Eagle Ford	30	21	0.15	0.08
DJ Basin/Rockies/Niobrara	8	6	0.04	0.02
Total	806	651	4.30	2.77
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

Recent Developments

Quarterly Distributions

On November 6, 2025, our General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.35 per common unit representing limited partner interests in the Partnership (“common unit”) and common unit of the Operating Company (“OpCo common unit”) for the quarter ended September 30, 2025. We intend to pay the distributions on November 24, 2025 to common unitholders and OpCo common unitholders of record as of the close of business on November 17, 2025.

We will pay a cash distribution on the Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”) of approximately $2.5 million for the quarter ended

September 30, 2025. We intend to pay the distribution subsequent to November 6, 2025 and prior to the distribution on the common units and OpCo common units.

Business Environment

Global Conflicts and Uncertainties

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas. In April 2024, Iran launched an attack on Israel, further escalating the regional conflict in the Middle East. In October 2025, Israel and Hamas agreed to a ceasefire deal, although there is no assurance that the ceasefire will continue. These conflicts and the applicable sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, we have not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, we will continue to monitor for events that could materially impact us.

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

Government Legislation

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. Key provisions of the Act effecting the us include: (i) the permanent reduction of the corporate tax rate, (ii) the permanent extension of 100% bonus depreciation for qualified property, and (iii) modifications to the calculation for excess business interest expense limitation under § 163(j) to adjusted taxable income calculation on the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, we have recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended September 30, 2025 resulted in a reduction to current income tax expense, primarily due to the changes to the 163(j) interest limitation.

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

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	High	Low	High	Low
Oil ($/Bbl)	$80.73	$58.50	$87.69	$66.73
Natural gas ($/MMBtu)	$9.86	$2.65	$13.20	$1.25

On October 27, 2025, the West Texas Intermediate posted price for crude oil was $62.13 per Bbl and the Henry Hub spot market price of natural gas was $3.30 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil ($/Bbl)	$65.78	$76.43	$67.31	$78.58
Natural gas ($/MMBtu)	$3.03	$2.11	$3.45	$2.11

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased by 6.2% to 532 active land rigs at September 30, 2025 compared to 567 active land rigs at September 30, 2024. The 532 active land rigs at September 30, 2025 decreased slightly compared to 533 active land rigs at June 30, 2025. The decrease in rig count is primarily related to a decrease in the average prices received for oil, partially offset by an increase in the average price received for natural gas, coupled with domestic and international uncertainties, as noted above.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	September 30,
Basin or Producing Region	2025	2024
Permian Basin	51	47
Mid‑Continent	12	18
Terryville/Cotton Valley/Haynesville	8	8
Appalachian Basin	1	—
Bakken/Williston Basin	7	7
Eagle Ford	4	8
DJ Basin/Rockies/Niobrara	2	2
Other	1	—
Total	86	90

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices received.

The following table presents the breakdown of our oil, natural gas and NGL revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Oil revenue	64%	73%	62%	71%
Natural gas revenue	23%	15%	24%	17%
NGL revenue	13%	12%	14%	12%
	100%	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through September 2027, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see Note 5—Derivatives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$22,323	$25,805	$74,848	$50,329
Depreciation and depletion expense	31,043	32,155	92,619	103,346
Interest expense	9,782	6,492	25,351	20,739
Income tax (benefit) expense	(3,257)	1,907	—	4,589
EBITDA	59,891	66,359	192,818	179,003
Impairment of oil and natural gas properties	—	—	—	5,963
Unit-based compensation	4,169	3,830	12,154	12,623
(Gain) loss on derivative instruments, net of settlements	(1,793)	(7,066)	(3,328)	5,468
Consolidated Adjusted EBITDA	62,267	63,123	201,644	203,057
Adjusted EBITDA attributable to non-controlling interest	(8,364)	(9,601)	(27,086)	(35,792)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	53,903	53,522	174,558	167,265
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	8,292	5,123	18,153	15,977
Cash distribution to Series A preferred unitholders	2,128	4,156	8,395	12,067
Cash income tax expense	—	—	219	—
Distribution to Class B unitholders	14	15	42	57
Cash available for distribution on common units	$43,469	$44,228	$147,749	$139,164

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$62,763	$62,417	$189,237	$194,346
Interest expense	9,782	6,492	25,351	20,739
Income tax (benefit) expense	(3,257)	1,907	—	4,589
Impairment of oil and natural gas properties	—	—	—	(5,963)
Amortization of right-of-use assets	(88)	(87)	(259)	(260)
Amortization of loan origination costs	(631)	(532)	(1,744)	(1,592)
Unit-based compensation	(4,169)	(3,830)	(12,154)	(12,623)
Forfeiture of restricted units	—	—	57	—
Gain (loss) on derivative instruments, net of settlements	1,793	7,066	3,328	(5,468)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(6,736)	(4,243)	(4,671)	(10,045)
Accounts receivable and other current assets	546	(719)	(263)	(30)
Accounts payable	(1,382)	(310)	(441)	(270)
Other current liabilities	1,190	(1,899)	(5,844)	(4,703)
Operating lease liabilities	80	97	221	283
EBITDA	59,891	66,359	192,818	179,003
Add:
Impairment of oil and natural gas properties	—	—	—	5,963
Unit-based compensation	4,169	3,830	12,154	12,623
(Gain) loss on derivative instruments, net of settlements	(1,793)	(7,066)	(3,328)	5,468
Consolidated Adjusted EBITDA	62,267	63,123	201,644	203,057
Adjusted EBITDA attributable to non-controlling interest	(8,364)	(9,601)	(27,086)	(35,792)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	53,903	53,522	174,558	167,265
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	8,292	5,123	18,153	15,977
Cash distribution to Series A preferred unitholders	2,128	4,156	8,395	12,067
Cash income tax expense	—	—	219	—
Distribution to Class B unitholders	14	15	42	57
Cash available for distribution on common units	$43,469	$44,228	$147,749	$139,164

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and nine months ended September 30, 2025 and 2024 include the Boren Acquisition in January 2025.

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

We did not record an impairment on our oil and natural gas properties for the three and nine months ended September 30, 2025 or the three months ended September 30, 2024. As a result of our full cost ceiling analysis, we recorded an impairment on our oil and natural gas properties of $6.0 million during the nine months ended September 30, 2024. The impairment was primarily attributed to the decline in the 12-month average price of oil and natural gas.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except production data)
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$76,807	$71,069	$241,453	$235,527
Lease bonus and other income	379	3,163	3,204	4,262
Gain on commodity derivative instruments, net	3,434	9,553	6,720	2,803
Total revenues	80,620	83,785	251,377	242,592
Costs and expenses
Production and ad valorem taxes	5,611	4,347	16,701	16,456
Depreciation and depletion expense	31,043	32,155	92,619	103,346
Impairment of oil and natural gas properties	—	—	—	5,963
Marketing and other deductions	5,052	3,607	12,570	11,998
General and administrative expense	10,066	9,472	29,276	29,172
Total costs and expenses	51,772	49,581	151,166	166,935
Operating income	28,848	34,204	100,211	75,657
Other expense
Interest expense	(9,782)	(6,492)	(25,351)	(20,739)
Other expense	—	—	(12)	—
Net income before income taxes	19,066	27,712	74,848	54,918
Income tax (benefit) expense	(3,257)	1,907	—	4,589
Net income	22,323	25,805	74,848	50,329
Distribution and accretion on Series A preferred units	(2,656)	(5,296)	(32,196)	(15,795)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(2,641)	(3,119)	(5,729)	(5,523)
Distribution to Class B unitholders	(14)	(15)	(42)	(57)
Net income attributable to common units of Kimbell Royalty Partners, LP	$17,012	$17,375	$36,881	$28,954
Production Data:
Oil (Bbls)	757,453	660,789	2,275,908	2,157,197
Natural gas (Mcf)	6,714,838	6,793,748	19,871,907	20,921,140
Natural gas liquids (Bbls)	472,182	400,796	1,363,256	1,242,135
Combined volumes (Boe) (6:1)	2,348,775	2,193,876	6,951,149	6,886,189

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2025, our oil, natural gas and NGL revenues were $76.8 million, an increase of $5.7 million from $71.1 million for the three months ended September 30, 2024. The increase in oil, natural gas and NGL revenues was primarily related to revenues associated with the Boren Acquisition and also an increase in the average prices received for natural gas coupled with an increase in production volumes for the three months ended September 30, 2025, partially offset by a decrease in the average prices received for oil and NGLs, as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,348,775 Boe or 25,530 Boe/d, for the three months ended September 30, 2025, an increase of 154,899 Boe or 1,684 Boe/d, from 2,193,876 Boe or 23,846 Boe/d, for the three months ended September 30, 2024. The increase in production volumes for the three months ended September 30, 2025 was primarily attributable to production associated with the Boren Acquisition.

Our operators received an average of $64.42 per Bbl of oil, $2.67 per Mcf of natural gas and $21.36 per Bbl of NGL for the volumes sold during the three months ended September 30, 2025 compared to $78.09 per Bbl of oil, $1.60 per Mcf of natural gas and $21.49 per Bbl of NGL for the volumes sold during the three months ended September 30, 2024. These average prices received during the three months ended September 30, 2025 decreased 17.5% or $13.67 per Bbl of oil and increased 66.9% or $1.07 per Mcf of natural gas as compared to the three months ended September 30, 2024. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 13.9% or $10.65 per Bbl of oil and an increase of 43.6% or $0.92 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income for the three months ended September 30, 2025 was $0.4 million, a decrease of $2.8 million compared to $3.2 million for the three months ended September 30, 2024. The decrease in lease bonus and other income was due to a large lease bonus received during the three months ended September 30, 2024.

Gain on Commodity Derivative Instruments

Gain on commodity derivative instruments for the three months ended September 30, 2025 included $1.8 million of mark-to-market gains and $1.6 million of gains on the settlement of commodity derivative instruments compared to $7.1 million of mark-to-market gains and $2.5 million of gains on the settlement of commodity derivative instruments for the three months ended September 30, 2024. We recorded a mark-to-market gains for both the three months ended September 30, 2025 and 2024 as a result of the maturity of derivative contracts with lower strike pricing.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended September 30, 2025 were  $5.6 million, an increase of $1.3 million compared to $4.3 million for the three months ended September 30, 2024. The increase in production and ad valorem taxes was primarily attributable to the increase in production volumes along with an increase in the average prices received for natural gas, partially offset by a decrease in the average prices received for oil and NGLs for the three months ended September 30, 2025.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended September 30, 2025 was $31.0 million, a decrease of $1.2 million from $32.2 million for the three months ended September 30, 2024. The decrease in depreciation and depletion expense was due to the impairment that was recorded during the year ended December 31, 2024, which significantly reduced our net capitalized oil and natural gas properties, partially offset by the Boren Acquisition, which increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $13.19 for the three months ended September 30, 2025, a decrease of $1.42 per barrel from the $14.61 average depletion rate per barrel for the three months ended September 30, 2024. The decrease in the depletion rate was due to the impairment that was recorded during the year ended December 31, 2024, which significantly reduced our net capitalized oil and natural gas properties, partially offset by the Boren Acquisition, which increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended September 30, 2025 were $5.1 million, an increase of $1.5 million compared to $3.6 million for the three months ended September 30, 2024. The increase in marketing and other deductions was primarily related to the increase in production volumes along with an increase in the average prices received for natural gas, partially offset by a decrease in the average prices received for oil and NGLs for the three months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 were $10.1 million, an increase of $0.6 million compared to $9.5 million for the three months ended September 30, 2024. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to an increase in unit-based compensation expense and an increase in cash general and administrative expenses resulting from an increase in our costs associated with company growth.

Interest Expense

Interest expense for the three months ended September 30, 2025 was $9.8 million, compared to $6.5 million for the three months ended September 30, 2024. The increase in interest expense was primarily due to an increase in the overall debt balance as a result of additional borrowings to complete the partial redemption of the Series A preferred units.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $3.3 million and an expense of $1.9 million for the three months ended September 30, 2025 and 2024, respectively.

Comparison of the Nine months ended September 30, 2025 to the Nine months ended September 30, 2024

Oil, Natural Gas and NGL Revenues

For the nine months ended September 30, 2025, our oil, natural gas and NGL revenues were $241.5 million, an increase of $6.0 million compared to $235.5 million for the nine months ended September 30, 2024. The increase in oil, natural gas and NGL revenues was primarily related to an increase in the average prices received for natural gas coupled with an increase in production volumes for the nine months ended September 30, 2025, partially offset by a decrease in the average prices received for oil and NGLs, as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 6,951,149 Boe or 25,462 Boe/d, for the nine months ended September 30, 2025, an increase of 64,960 Boe or 330 Boe/d, from 6,886,189 Boe or 25,132 Boe/d, for the nine months ended September 30, 2024. The increase in production volumes for the nine months ended September 30, 2025 was primarily attributable to production associated with the Boren Acquisition, partially offset by prior period production recognized for the nine months ended September 30, 2024.

Our operators received an average of $65.71 per Bbl of oil, $2.96 per Mcf of natural gas and $24.23 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2025 compared to $77.24 per Bbl of oil, $1.89 per Mcf of natural gas and $23.68 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2024. These average prices received during the nine months ended September 30, 2025 decreased 14.9% or $11.53 per Bbl of oil and increased 56.6% or $1.07 per Mcf of natural gas as compared to the nine months ended September 30, 2024. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 14.3% or $11.27 per Bbl of oil and an increase of 63.5% or $1.34 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

Lease bonus and other income for the nine months ended September 30, 2025 was $3.2 million, a decrease of $1.1 million compared to $4.3 million for the nine months ended September 30, 2024. The decrease in lease bonus and other income was due to a large lease bonus received during the nine months ended September 30, 2024.

Gain on Commodity Derivative Instruments

Gain on commodity derivative instruments for the nine months ended September 30, 2025 included $3.3 million of mark-to-market gains and $3.4 million of gains on the settlement of commodity derivative instruments compared to $5.5 million of mark-to-market losses and $8.3 million of gains on the settlement of commodity derivative instruments for the nine months ended September 30, 2024. We recorded a mark-to-market gain for the nine months ended September 30, 2025 as a result of the maturity of derivative contracts with lower strike pricing. We recorded a mark-to-market loss for the nine months ended September 30, 2024 as a result of an increase in strip pricing from the previous quarter, offset by realized gains on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the nine months ended September 30, 2025 remained relatively flat at $16.7 million, compared to $16.5 million for the nine months ended September 30, 2024.

Depreciation and Depletion Expense

Depreciation and depletion expense for the nine months ended September 30, 2025 was $92.6 million, a decrease of $10.7 million from $103.3 million for the nine months ended September 30, 2024. The decrease in depreciation and depletion expense was due to the impairment that was recorded during the year ended December 31, 2024, which significantly reduced our net capitalized oil and natural gas properties, partially offset by the Boren Acquisition, which increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $13.29 for the nine months ended September 30, 2025, a decrease of $1.68 per barrel from the $14.97 average depletion rate per barrel for the nine months ended September 30, 2024. The decrease in the depletion rate was due to the impairment that was recorded during the year ended December 31, 2024, which significantly reduced our net capitalized oil and natural gas properties, partially offset by the Boren Acquisition, which increased our net capitalized oil and natural gas properties.

Impairment

We did not record an impairment on our oil and natural gas properties for the nine months ended September 30, 2025. We recorded an impairment on our oil and natural gas properties of $6.0 million during the nine months ended September 30, 2024, as a result of our full cost ceiling analysis. The impairment is primarily attributed to the decline in the 12-month average price of oil and natural gas.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the nine months ended September 30, 2025 was $12.6 million, an increase of $0.6 million compared to $12.0 million for the nine months ended September 30, 2024. The increase in marketing and other deductions was primarily related to the increase in production volumes along with an increase in the average prices received for natural gas, partially offset by a decrease in the average prices received for oil and NGLs for the nine months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 remained relatively flat at $29.3 million, compared to $29.2 million for the nine months ended September 30, 2024.

Interest Expense

Interest expense for the nine months ended September 30, 2025 was $25.4 million, compared to $20.7 million for the nine months ended September 30, 2024. The increase in interest expense was primarily due to an increase in the overall debt balance as a result of additional borrowings to complete the partial redemption of the Series A preferred units.

Income Tax (Benefit) Expense

We did not have an income tax benefit or expense for the nine months ended September 30, 2025 and we recorded an income tax expense of $4.6 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings, and our primary uses of cash are for distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. On June 13, 2023, we entered into the A&R Credit Agreement (as defined below). On July 24, 2023, we entered into the First Amendment (as defined below) to the A&R Credit Agreement that, among other things, (i) decrease the frequency of and increase the threshold for excess cash determinations from $30.0 million to $50.0 million, and (ii) permit us to issue certain preferred equity interests. On December 8, 2023, we entered into the Second Amendment (as defined below) to the A&R Credit Agreement that, among other things, increase each of the borrowing base and aggregate elected commitments from $400.0 million to $550.0 million. On May 1, 2025, in connection with the redetermination, the Partnership entered into Amendment No. 3 (as defined below) to the A&R Credit Agreement that, among other things, increase each of the borrowing base and aggregate elected commitments from $550.0 million to $625.0 million. See “Indebtedness” below for further discussion of our secured revolving credit facility.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the third quarter of 2025 for the repayment of $12.6 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the third quarter of 2025. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we completed the Boren Acquisition partially with net proceeds from the 2025 Equity Offering. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our third quarter 2025 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$189,237	$194,346
Net cash used in investing activities	(223,407)	(176)
Net cash provided by (used in) financing activities	40,005	(190,457)
Net increase in cash and cash equivalents	$5,835	$3,713

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2025 were $189.2 million, a decrease of $5.1 million compared to $194.3 million for the nine months ended September 30, 2024.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2025 were $223.4 million compared to $0.2 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, cash flows used in investing activities primarily related to the Boren Acquisition. For the nine months ended September 30, 2024, cash flows used in investing activities included the purchase of equipment.

Financing Activities

Cash flows provided by financing activities were $40.0 million for the nine months ended September 30, 2025 compared to $190.5 million of cash flows used in financing activities for the nine months ended September 30, 2024. Cash flows provided by financing activities for the nine months ended September 30, 2025 consists primarily of $163.6 million in proceeds from the 2025 Equity Offering and $254.1 million of additional borrowings under our secured revolving credit facility, partially offset by $179.9 million used to redeem a portion of the Series A preferred units, $147.0 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $44.8 million used to repay borrowings under our secured revolving credit facility and $5.1 million of restricted units repurchased for tax withholding.

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

On May 1, 2025, in connection with the redetermination, the Partnership entered into Amendment No. 3 (the “Third Amendment”) to the A&R Credit Agreement. The amendment amends the A&R Credit Agreement to, among other things, increase each of the borrowing base and aggregate elected commitments from $550.0 million to $625.0 million.

For additional information on our secured revolving credit facility, please read Note 9―Long-Term Debt to the unaudited interim consolidated financial statements included in this Quarterly Report.

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes. Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. The non-controlling interest, which represents OpCo common unitholders’, are not subject to federal income taxes. We estimate that a portion of our quarterly distributions will constitute a non-taxable reduction to the tax basis of unitholders’ common units. The reduced tax basis will increase unitholders’ capital gain (or decrease unitholders’ capital loss) when unitholders sell their common units. We currently believe that the portion that constitutes dividends for U.S. federal income tax purposes will be considered qualified dividends, subject to holding period and certain other conditions, which are subject to a tax rate of 0%, 15% or 20% depending on the income level and tax filing status of a unitholder for 2025. Our estimates regarding treatment of our distributions are based on currently available information only and are subject to change, including with respect to prior quarters.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2024 Form 10-K. As of September 30, 2025, we did not have any off-balance sheet arrangements. See Note 8—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2025, we had seven counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of September 30, 2025, we had total borrowings outstanding under our secured revolving credit facility of $448.5 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $4.5 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2024 through September 30, 2025. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Partnership’s legal proceedings, see Note 16—Commitments and Contingencies to the unaudited interim consolidated financial statements included in Part I of this Quarterly Report and incorporated by reference herein.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this Quarterly Report, included in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks set out under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2024 Form 10-K and in our quarterly report on Form 10-Q, filed with the SEC on May 8, 2025. These risk factors could materially affect our business, financial condition and results of operations. The volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks. Further, these risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: November 6, 2025	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: November 6, 2025	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer