Form 10-K
period 2025-12-31
Kimbell Royalty Partners, LP
filed 2026-02-26
CIK 1657788

55f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2025, was $1.2 billion, based on the closing price of such common units of $13.96 as reported on the New York Stock Exchange on June 30, 2025. As of February 20, 2026, the registrant had outstanding 93,396,488 common units representing limited partner interests and 14,491,540 Class B units representing limited partner units.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Annual Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and NGLs, including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the energy and environmental proposals being considered and evaluated by the federal government and other regulating bodies;
●	trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects on commodity prices;
●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine, the conflict in the Middle East and recent U.S. military action in Venezuela;
●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impacts of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;

●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel to the operators of our properties;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including regulation, proposals and executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions;
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and
●	certain factors discussed elsewhere in this Annual Report.

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

Summary of Risk Factors

Risks Related to Our Organization and Structure

●	We may not have sufficient available cash to pay any quarterly distribution on our common units (defined below).
●	Our cash flow may prevent us from paying cash distributions.
●	The amount of our quarterly cash distributions, if any, is directly dependent on the performance of our business. We do not have a minimum quarterly distribution and could pay no distribution with respect to any particular quarter.
●	Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
●	The limited liability company agreement of our General Partner (defined below) contains provisions that may restrict our ability to pursue our business strategies.
●	Our General Partner and its affiliates, including our Sponsors (defined below) and their affiliates, have conflicts of interest with us and limited duties to us and our unitholders.
●	Our partnership agreement does not restrict our Sponsors and their affiliates or the Contributing Parties (defined below) from competing with us.
●	Our General Partner intends to limit its liability under contractual arrangements between us and third parties such that these third parties would not have recourse against our General Partner or its assets.
●	Neither we, our General Partner nor our subsidiaries have any employees, and we rely solely on Kimbell Operating (defined below) to manage and operate, or arrange for the management and operation of, our business.
●	Our partnership agreement restricts the remedies available to our unitholders for actions by our General Partner that might otherwise constitute breaches of fiduciary duty.
●	Our partnership agreement replaces our General Partner’s fiduciary duties with contractual standards.
●	Holders of our common units have limited voting rights and cannot elect our General Partner or its directors.
●	Even if our unitholders are dissatisfied, they cannot remove our General Partner without its consent.
●	Our partnership agreement restricts the voting rights of unitholders owning 20% or more of the interests in any class of our securities.
●	Cost reimbursements due to our General Partner for services provided to us or on our behalf will reduce cash available for distribution.
●	Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
●	Our sole cash-generating asset is our membership interest in the Operating Company.
●	Unitholders may have liability to repay distributions and may be personally liable for the obligations of the partnership.
●	Increases in interest rates may cause the market price of our common units to decline.
●	Our General Partner has a call right that may require unitholders to sell their units.
●	We may issue additional common units and other equity interests ranking junior to the Series A preferred units without unitholder approval, which would dilute existing common unitholder ownership interests.
●	There are no limitations in our partnership agreement on our ability to issue units ranking senior in right of distributions or liquidation to our common units.
●	The market price of our common units could be materially adversely affected by sales of substantial amounts of our common units in the public or private markets.
●	The price of our common units may fluctuate, and unitholders could lose their investment.
●	The New York Stock Exchange (the “NYSE”) does not require a publicly traded partnership to comply with certain corporate governance requirements.
●	Our partnership agreement includes exclusive forum, venue and jurisdiction provisions applicable to our unitholders.
●	If a unitholder is an ineligible holder, the units of such unitholder may be subject to redemption.

●	Our Series A preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.
●	The terms of our Series A preferred units contain covenants that may limit our business flexibility.

Risks Related to Economic Conditions and Our Industry

●	Our revenues are derived from royalty payments that are based on the variable prices at which oil, natural gas and NGLs are sold.
●	A deterioration in general economic, business or industry conditions would materially adversely affect our business.
●	Conservation measures and technological advances could reduce demand for oil and natural gas.
●	Intense competition in the oil and natural gas industry may adversely affect our operators.
●	The results of exploratory drilling in shale plays will be subject to risks and may not meet our expectations for reserves or production.
●	The marketability of oil and natural gas production is dependent upon transportation and other facilities.
●	Drilling for and producing oil and natural gas are high-risk activities.

Risks Related to Our Indebtedness and Derivatives

●	Our derivative activities could result in financial losses and reduce earnings.
●	Restrictions in our secured revolving credit facility and future debt agreements could limit our growth or ability to pay distributions.
●	Any significant reduction in our borrowing base under our secured revolving credit facility may negatively impact our ability to fund our operations.
●	Our debt levels may limit our flexibility to obtain additional financing.

Risks Related to Our Operations

●	Our business is difficult to evaluate because we have made several significant acquisitions.
●	We depend on unaffiliated operators for all of the exploration, development and production on the properties in which we own mineral and royalty interests.
●	We may not be able to terminate our leases if any of the operators of our properties declare bankruptcy.
●	Our success depends on replacing reserves through acquisitions and the development of our properties.
●	Our failure to identify, complete and integrate acquisitions would slow our growth.
●	Any acquisitions of additional mineral and royalty interests will be subject to substantial risks.
●	If we are unable to make acquisitions on economically acceptable terms, our future growth will be limited.
●	Prospect areas on our properties may not yield oil or natural gas in commercially viable quantities.
●	Our estimated reserves are based on many assumptions that may prove to be inaccurate.
●	We do not intend to retain cash from our operations for replacement capital expenditures.
●	We rely on a few key individuals whose absence or loss could materially adversely affect our business.
●	Loss of our or our operators’ information and computer systems could materially adversely affect our business.
●	Title to the properties in which we have an interest may be impaired by title defects.
●	The potential drilling locations of operators of our properties are susceptible to uncertainties.
●	Acreage must be drilled before lease expiration in order to hold the acreage by production.
●	The unavailability, high cost, or shortages of materials, equipment or personnel may result in increased costs for our operators.
●	Operating hazards and uninsured risks may result in substantial losses to the operators of our properties, which could materially adversely affect our business.
●	If the operators of our properties suspend our right to receive royalty payments for any reason, our business may be adversely affected.

●	We will be required to take write-downs of the carrying values of our proved properties if commodity prices decrease to a level such that the future cash flows discounted at 10% from our proved properties are less than their carrying value.

Tax Risks to Common Unitholders

●	We may incur substantial income tax liabilities.
●	Taxable gain or loss on the sale of our common units could be more or less than expected.
●	Our tax liability may be greater than expected if we do not generate sufficient depletion deductions.
●	Future tax legislation could have an adverse impact on our cash tax liabilities.
●	Certain decreases in the price of our common units could adversely affect our cash available for distribution.
●	The IRS Form 1099-DIV that you receive from your broker may over-report your dividend income and failure to report your dividend income accurately may cause the IRS to assert audit adjustments.
●	The portion of our distributions taxable as dividends may be greater than expected.
●	If the Operating Company became a publicly traded partnership taxable as a corporation for United States federal income tax purposes, we and the Operating Company might be subject to potentially significant tax inefficiencies.

Legal, Environmental and Regulatory Risks

●	Oil and natural gas operations are subject to various governmental laws and regulations, and compliance with such laws and regulations can be burdensome and expensive.
●	The operators of our properties are subject to complex and evolving environmental and occupational health and safety laws and regulations that may cause delays or expenses that could materially adversely affect our business.
●	Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
●	The adoption of climate change legislation and regulations could result in increased operating costs of our operators and reduced demand for oil and natural gas.
●	Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

General Risk Factors

●	Increased costs of capital could materially adversely affect our business.
●	A terrorist attack or armed conflict could harm our business.
●	Cyber-attacks targeting systems and infrastructure used by the oil and gas industry and related regulations may adversely impact our operations.
●	Ineffective internal controls could impact our business and operating results.

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

The diagram below depicts a simplified version of our organizational structure as of February 20, 2026:

Sponsors (1)
100% Membership Interest
Kimbell GP Holdings, LLC
100% Membership Interest
Kimbell Royalty GP, LLC (General Partner)
100% Membership Interest
Kimbell Operating Company, LLC (4)
Public Unitholders (2)
93,366,488 Common Units
78.68% Limited Partner Interest
Series A Preferred Unitholders
162,500 Series A Preferred Units
9.09% Limited Partner Interest
30,000 Common Units
0.03% Limited Partner Interest
Non-economic General Partner Interest
Class B Unitholders (3)
14,491,540 Class B Units
12.21% Limited Partner Interest
Kimbell Royalty Partner, LP (NYSE: KRP)
14,491,540 OpCo Units
12.21% OpCo Membership Interest
93,396,488 OpCo Units
162,500 OpCo Series A Preferred Units
87.79% OpCo Membership Interest
Kimbell Royalty Operating, LLC
Subsidiaries

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

Overview of Our Oil and Gas Assets and Operations

As of December 31, 2025, we owned mineral and royalty interests in approximately 12.3 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of December 31, 2025, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including approximately 100% of our overriding royalty interests), and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 133,000 gross wells, including over 53,000 wells in the Permian Basin. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we benefit from the continued development of the properties in which we own an interest without the need for investment of additional capital by us.

As of December 31, 2025, the estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 72,944 MBoe (51.2% liquids, consisting of 30.1% oil and 21.1% NGLs) based on the reserve report prepared by Ryder Scott Company, L.P. (“Ryder Scott”). All of our reserves were classified as proved developed reserves. The properties underlying our mineral and royalty interests typically have low estimated decline rates. Our PDP reserves have an average estimated yearly decline rate of 13.5% during the initial five-years.

Our revenues are derived from royalty payments we receive from the operators of our properties based on the sale of oil and natural gas production, as well as the sale of NGLs that are extracted from natural gas during processing. As of December 31, 2025, there were approximately 1,300 operators actively producing on our acreage, with our top ten operators (Conoco Phillips, Vital Energy, EOG Resources, Inc., Occidental Petroleum, Diamondback E&P LLC, CPX Energy Operating LLC, Pioneer Natural Resources Company, Devon Energy Production Company, Ovintiv Exploration
Inc. and Verdun Oil Company) together accounting for approximately 47.1% of our revenues.

During the years ended December 31, 2025, 2024 and 2023, payments we received from our top purchaser accounted for approximately 7.7%, 9.1% and 6.7%, respectively, of our revenues. We do not believe that the loss of any individual purchaser would have a material adverse effect on us due to the high number of purchasers actively producing on our acreage. As of December 31, 2025, there were 85 rigs (representing 16.1% market share of all rigs drilling in the continental United States as of such time) operating on our acreage compared to 87 rigs operating on our acreage as of December 31, 2024. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” for further discussion.

Our revenues and the amount of cash available for distribution on common units may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. For the year ended December 31, 2025, our oil, natural gas and NGL revenues were generated 62% from oil sales, 25% from natural gas sales and 13% from NGL sales.

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

●	Acquire additional mineral and royalty interests from our Sponsors and the Contributing Parties. The Contributing Parties, including affiliates of our Sponsors, continue to own significant mineral and royalty interests in oil and gas properties. We believe our Sponsors and the Contributing Parties view our partnership as part of their growth strategy. In addition, we believe their direct or indirect ownership in us will incentivize them to offer us additional mineral and royalty interests from their existing asset portfolios in the future. The Contributing Parties have no obligation to sell any additional mineral and royalty interests to us or to accept any offer that we may make for any additional assets, and we may decide not to acquire such additional assets even if such Contributing Parties offer them to us. Please read “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Agreements and Transactions with Affiliates in Connection with our Initial Public Offering—Contribution Agreement.”

●	Benefit from reserve, production and cash flow growth through organic production growth and development of our mineral and royalty interests. Our assets consist of diversified mineral and royalty interests. As of December 31, 2025, 56% and 54% of our well count and gross aggregate acreage, respectively, are located in the Permian Basin and Mid-Continent, which are among the most active areas in the country. Over the long term, we expect working interest owners will continue to develop our acreage through infill drilling, horizontal drilling, hydraulic fracturing, recompletions and secondary and tertiary recovery methods. As an owner of mineral and royalty interests, we are entitled to a portion of the revenues received from the production of oil, natural gas and associated NGLs from the acreage underlying our interests, net of post-production expenses and taxes. We are not obligated to fund drilling and completion costs, lease operating expenses or plugging and abandonment costs at the end of a well’s productive life. As such, we benefit from the continued development of the properties we own a mineral or royalty interest in without the need for investment of additional capital by us.
●	Maintain a conservative capital structure and prudently manage our business for the long term. We are committed to maintaining a conservative capital structure that will afford us the financial flexibility to execute our business strategies on an ongoing basis. The limited liability company agreement of our General Partner contains provisions that prohibit certain actions without a supermajority vote of at least 66 2/3% of the members of the General Partner’s Board of Directors (the “Board of Directors”). Among the actions requiring a supermajority vote are the incurrence of borrowings in excess of 2.5 times our Debt to EBITDAX Ratio (as defined in our General Partner’s limited liability company agreement) for the preceding four quarters and the issuance of any partnership interests that rank senior in right of distributions or liquidation to our common units. In addition, pursuant to the terms of our partnership agreement, we are prohibited from the issuance of any partnership interests that rank equal or senior in right of distributions or liquidation to our Series A Cumulative Convertible Preferred Units (“Series A preferred units”) without the consent of the holders of 66 2/3% of the outstanding Series A preferred units.

We have a $625.0 million secured revolving credit facility. During the year ended December 31, 2025, the Board of Directors approved the repayment of $56.5 million in outstanding borrowings under our secured revolving credit facility, which reduced our cash available for distribution on common units. Of the $56.5 million, $13.4 million was approved in connection with the fourth quarter distribution and will be repaid in the first quarter of 2026. With respect to future quarters, the Board of Directors may continue to allocate cash generated by our business to the repayment of outstanding borrowings under our secured revolving credit facility. We believe that this liquidity, along with internally generated cash from operations and access to capital markets, will provide us with the financial flexibility to grow our production, reserves and cash generated from operations through strategic acquisitions of mineral and royalty interests and the continued development of our existing assets.

Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our primary business objective:

●	Significant diversified portfolio of mineral and royalty interests in mature producing basins and exposure to undeveloped opportunities. We have a diversified, low decline asset base with exposure to high-quality conventional and unconventional plays. As of December 31, 2025, we owned mineral and royalty interests in approximately 12.3 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent, and as of December 31, 2025, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners (including approximately 100% of our overriding royalty interests), and substantially all of those leases were held by production. The estimated proved oil, natural gas and NGL reserves attributable to our interests in our underlying acreage were 72,944 MBoe (51.2% liquids, consisting of 30.1% oil and 21.1% NGLs) based on the reserve report prepared by Ryder Scott. All of our reserves were classified as proved developed reserves. The geographic breadth of our assets gives us exposure to potential production and reserves from new and existing plays without further required investment on our behalf. We believe that we will continue to benefit from these cost-free additions to production and reserves for the foreseeable future as a result of technological advances and continuing interest by third party producers in development activities on our acreage.
●	Exposure to many of the leading resource plays in the United States. We expect the operators of our properties to continue to drill new wells and to complete drilled but uncompleted wells on our acreage, which we believe should substantially offset the natural production declines from our existing wells. We believe that our operators have significant drilling inventory remaining on the acreage underlying our mineral or royalty interests in multiple resource plays. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 133,000 gross wells, including over 53,000 wells in the Permian Basin.
●	Financial flexibility to fund expansion. We believe that our conservative capital structure will permit us to maintain financial flexibility that will allow us to opportunistically purchase strategic mineral and royalty interests, subject to the supermajority vote provisions of the limited liability company agreement of our General Partner and the terms of our partnership agreement, which in certain circumstances requires the affirmative vote of 66 2/3% of our outstanding Series A preferred units, in each case as discussed above. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for further information. We believe that we will be able to expand our asset base through acquisitions utilizing our secured revolving credit facility, internally generated cash from operations and access to capital markets.
●	Experienced and proven management team with a track record of making acquisitions. The members of our management team and Board of Directors have an average of over 33 years of oil and gas experience. Our management team and Board of Directors, which includes our founders, have a long history of buying mineral and royalty interests in high-quality producing acreage throughout the United States. Certain members of our management team have managed a significant investment program, investing in over 161 acquisitions. We believe we have a proven competitive advantage in our ability to source, engineer, evaluate, acquire and manage mineral and royalty interests in high-quality producing acreage.

Our Properties

Material Basins and Producing Regions

The following is an overview of the United States basins and producing regions we consider most material to our current and future business.

●	Permian Basin. The Permian Basin extends from southeastern New Mexico into West Texas and is currently one of the most active drilling regions in the United States. It includes three geologic provinces: the Midland Basin to the east, the Delaware Basin to the west and the Central Basin in between. The Permian Basin consists of mature legacy onshore oil and liquids-rich natural gas reservoirs and has been actively drilled over the past 90 years. The extensive operating history, favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, horizontal development potential and liquids-rich reserves make the Permian Basin one of the most prolific oil-producing regions in the United States. Our acreage underlies prospective areas for the Wolfcamp play in the Midland and Delaware Basins, the Spraberry formation in the Midland Basin and the Bone Spring formation in the Delaware Basin, which are among the most active plays in the country.
●	Mid-Continent. The Mid-Continent is a broad area containing hundreds of fields in Arkansas, Kansas, Louisiana, New Mexico, Oklahoma, Nebraska and Texas and including the Granite Wash, Cleveland and the Mississippi Lime formations. The Anadarko Basin is a structural basin centered in the western part of Oklahoma and the Texas Panhandle, extending into southwestern Kansas and southeastern Colorado. A key feature of the Anadarko Basin is the stacked geologic horizons including the Cana-Woodford and Springer shale in the SCOOP and STACK.

●	Terryville/Cotton Valley/Haynesville. We own a substantial position in the core of the Terryville Field that the Contributing Parties acquired in 2007. Our mineral interests are leased and operated by Range Resources Corporation/Memorial Resource Development Corp. Producing since 1954, the Terryville Field is one of the most prolific natural gas fields in North America. Redevelopment of the field with horizontal drilling and modern completion techniques has resulted in high recoveries relative to drilling and completion costs, high initial production rates with high liquids yields and long reserve life with multiple stacked producing zones.
●	Appalachian Basin. The Appalachian Basin covers most of Pennsylvania, eastern Ohio, West Virginia, western Maryland, eastern Kentucky, central Tennessee, western Virginia, northwestern Georgia and northern Alabama. The basin’s most active plays in which we have acreage are the Marcellus Shale and Utica plays, which cover most of Pennsylvania, northern West Virginia and eastern Ohio. In addition to the Marcellus Shale and Utica plays, there are a number of other conventional and unconventional plays to which we have material exposure in the Appalachian Basin, including the Berea, Big Injun, Devonian, Huron and Rhinestreet.
●	Eagle Ford. The Eagle Ford shale formation stretches across south Texas and includes some of the most economic and productive areas in the United States. The Eagle Ford contains significant amounts of hydrocarbons and is considered the source rock, or the original source, for much of the oil and natural gas contained in the Austin Chalk Basin. The Eagle Ford shale formation has benefitted from improvements in horizontal drilling and hydraulic fracturing.
●	Bakken/Williston Basin. The Williston Basin stretches through North Dakota, the northwest part of South Dakota, and eastern Montana and is best known for the Bakken/Three Forks shale formations. The Bakken ranks as one of the largest oil developments in the United States in the past 40 years. Development of the Bakken became commercial on a large scale over the past ten years with the advent of horizontal drilling and hydraulic fracturing.
●	DJ Basin/Rockies/Niobrara. The Denver-Julesburg Basin, also known as the DJ Basin, is a geologic basin centered in eastern Colorado stretching into southeast Wyoming, western Nebraska and western Kansas. The area includes the Wattenberg Gas Field, one of the largest natural gas deposits in the United States, and the Niobrara formation. The Niobrara includes three separate zones and stretches from the DJ Basin up into the Powder River Basin in Wyoming. Development in this area is currently focused on horizontal drilling in the Niobrara and Codell formations.

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

	December 31, 2025
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Leased
Permian Basin (1)	3,072,785	23,336	99.1%
Mid‑Continent	3,663,657	30,830	99.0%
Terryville/Cotton Valley/Haynesville	1,301,662	6,725	99.6%
Appalachian Basin (2)	434,116	16,968	99.8%
Eagle Ford	476,193	5,059	96.8%
Barnett Shale/Fort Worth Basin	316,408	3,548	99.1%
Bakken/Williston Basin (3)	1,214,446	3,132	99.9%
San Juan Basin	85,604	159	99.2%
Onshore California	67,139	286	95.7%
DJ Basin/Rockies/Niobrara	46,398	680	96.1%
Illinois Basin	11,163	97	100.0%
Other Western (onshore) Gulf Basin	614,310	4,247	98.0%
Other TX/LA/MS Salt Basin	308,850	3,841	95.3%
Other	677,085	3,306	99.1%
Total (4)	12,289,816	102,214	99.0%
(1)	Includes mineral interests in approximately 1,540,949 gross (11,145 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes mineral interests in approximately 209,340 gross (5,637 net) acres in the Marcellus/Utica.
(3)	Includes mineral interests in approximately 1,103,904 gross (3,013 net) acres in the Bakken/Three Forks.
(4)	Percentage leased represents the weighted average of our leased acres relative to our total acreage in the basins in which we own mineral interests.

ORRIs

The following table sets forth information about our ORRIs:

	December 31, 2025
	Gross	Net	Percent
Basin or Producing Region	Acres	Acres	Producing
Permian Basin (1)	333,243	4,465	100.0%
Mid‑Continent	2,202,709	18,002	99.2%
Terryville/Cotton Valley/Haynesville	127,245	1,194	99.6%
Appalachian Basin (2)	307,238	6,235	100.0%
Eagle Ford	147,955	1,671	100.0%
Barnett Shale/Fort Worth Basin	76,755	593	100.0%
Bakken/Williston Basin (3)	425,631	3,006	100.0%
San Juan Basin	98,633	1,313	99.0%
Onshore California	10,668	22	100.0%
DJ Basin/Rockies/Niobrara	27,754	356	100.0%
Illinois Basin	16,848	1,080	100.0%
Other Western (onshore) Gulf Basin	89,209	1,215	100.0%
Other TX/LA/MS Salt Basin	45,502	1,443	99.9%
Other	814,386	15,544	100.0%
Total (4)	4,723,776	56,139	99.6%
(1)	Includes overriding royalty interests in approximately 207,494 gross (2,025 net) acres in the Wolfcamp/Bone Spring.
(2)	Includes overriding royalty interests in approximately 254,348 gross (4,852 net) acres in the Marcellus/Utica.
(3)	Includes overriding royalty interests in approximately 411,439 gross (2,909 net) acres in the Bakken/Three Forks.
(4)	Percentage producing represents the weighted average of our acres that are producing relative to our total acreage in the basins in which we own ORRIs. Virtually all acreage is producing.

Wells

The following table sets forth the well count in which we had mineral or royalty interest:

Basin or Producing Region	December 31, 2025
Permian Basin	53,181
Mid‑Continent	21,181
Terryville/Cotton Valley/Haynesville	16,444
Appalachian Basin	3,994
Eagle Ford	4,645
Barnett Shale/Fort Worth Basin	5,949
Bakken/Williston Basin	5,708
San Juan Basin	1,907
Onshore California	975
DJ Basin/Rockies/Niobrara	12,641
Other	6,681
Total	133,306

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Estimated Proved Reserves

Our historical reserve estimates as of December 31, 2025, 2024 and 2023 were prepared by Ryder Scott, an independent third party petroleum engineering firm. Ryder Scott does not own an interest in any of our properties and is not employed by us on a contingent basis.

Within Ryder Scott, the technical person primarily responsible for preparing the reserve estimates set forth in the reserve report incorporated herein is Mr. Scott Wilson, who has been practicing petroleum-engineering consulting at Ryder

Scott since 2000. Mr. Wilson is a registered Professional Engineer in the States of Alaska, Colorado, Texas and Wyoming. He earned a Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines in 1983 and a Master of Business Administration in Finance from the University of Colorado in 1985. As technical principal, Mr. Wilson meets or exceeds the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in applying industry standard practices to engineering evaluations as well as in applying United States Securities and Exchange Commission (“SEC”) and other industry reserves definitions and guidelines. A copy of Ryder Scott’s estimated proved reserve report as of December 31, 2025 is attached as an exhibit to this Annual Report.

Our Chief Executive Officer, Robert D. Ravnaas, has agreed to provide us with reserve engineering services. Mr. R. Ravnaas is a petroleum engineer with over 36 years of reservoir and operations experience. Mr. R. Ravnaas and certain engineers and geoscience professionals under his supervision worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our mineral and royalty interests. Mr. R. Ravnaas met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Operating and development costs are not realized to our interest but are used to calculate the economic limit life of the wells. These costs are estimated and checked by our independent reserve engineers.

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

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2025, 2024 and 2023 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas, and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. All proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. All proved developed non-producing reserves were estimated by the analogy method.

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

Summary of Estimated Proved Reserves

Estimates of reserves as of December 31, 2025, 2024 and 2023 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the year ended December 31, 2025, 2024 and 2023, in accordance with SEC guidelines applicable to reserve estimates as of the end of such period. The unweighted arithmetic average first day of the month prices were $65.34, $75.48 and $78.22 per Bbl for oil and $3.39, $2.13 and $2.64 per MMBtu for natural gas at December 31, 2025, 2024 and 2023, respectively. The price per Bbl for NGLs was modeled as a percentage of oil price, which was derived from historical accounting data. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, production costs and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The following table presents our estimated proved developed oil and natural gas reserves:

	December 31,
	2025	2024	2023
Estimated proved developed reserves:
Oil (MBbls)	21,970	20,001	19,800
Natural gas (MMcf)	213,589	204,253	204,542
Natural gas liquids (MBbls)	15,376	13,498	11,519
Total (MBoe)(6:1) (1)	72,944	67,541	65,409
(1)	Estimated proved developed reserves are presented on an oil-equivalent basis using a conversion of six Mcf per barrel of “oil equivalent.” This conversion is based on energy equivalence and not price or value equivalence. If a price equivalent conversion based on the twelve-month average prices for the years ended December 31, 2025, 2024 and 2023 was used, the conversion factor would be approximately 19.3 Mcf per Bbl of oil, 35.4 Mcf per Bbl of oil and 29.6 Mcf per Bbl of oil, respectively.

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

Additional information regarding our estimated proved reserves can be found in the reserve report as of December 31, 2025, which is included as an exhibit to this Annual Report.

Oil, Natural Gas and NGL Production and Pricing

Production and Price History

The following table sets forth information regarding our production of oil and natural gas and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Production Data:
Oil and condensate (Bbls)	3,061,920	2,836,913	2,392,622
Natural gas (Mcf)	26,733,988	27,586,460	23,384,021
Natural gas liquids (Bbls)	1,884,763	1,667,089	1,082,663
Total (Boe)(6:1) (1)	9,402,348	9,101,745	7,372,622
Average daily production (Boe/d)(6:1)	25,760	24,868	20,265
Average Realized Prices:
Oil and condensate (per Bbl)	$63.84	$75.98	$76.55
Natural gas (per Mcf)	$2.93	$1.82	$2.55
Natural gas liquids (per Bbl)	$23.15	$23.34	$23.01
Average Unit Cost per Boe (6:1)
Production and ad valorem taxes	$2.17	$2.24	$2.76
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas.

Productive Wells

Productive wells consist of producing wells, wells capable of production, and exploratory, development or extension wells that are not dry wells. As of December 31, 2025, we owned mineral or royalty interests in over 133,000 gross productive wells, which consisted of over 98,000 oil wells and over 35,000 natural gas wells.

Acreage

Mineral and Royalty Interests

The following table sets forth information relating to the acreage underlying our mineral and nonparticipating royalty interests at December 31, 2025:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	5,304,977		61,790		5,366,767
Oklahoma	2,464,825		34,131		2,498,956
North Dakota	1,097,983		1,000		1,098,983
Wyoming	301,330		771		302,101
Kansas	608,320		2,001		610,321
Louisiana	618,711		1,045		619,756
Arkansas	407,848		1,218		409,066
Montana	165,955		5,059		171,014
New Mexico	211,391		3,146		214,537
Utah	144,053		—		144,053
Other	836,591		17,671		854,262
Total	12,161,984	(1)	127,832	(2)	12,289,816
(1)	Reflects mineral interests in approximately 12,161,984 total gross (92,454 net) developed acres.
(2)	Reflects mineral interests in approximately 127,832 total gross (9,760 net) undeveloped acres.

ORRIs

The following table sets forth information relating to our acreage for our ORRIs at December 31, 2025:

	Developed		Undeveloped		Total
State	Acreage		Acreage		Acreage
Texas	1,415,796		680		1,416,476
Oklahoma	1,346,251		16,440		1,362,691
North Dakota	419,177		—		419,177
Wyoming	350,846		—		350,846
Utah	235,432		—		235,432
Colorado	192,402		—		192,402
Pennsylvania	124,298		—		124,298
West Virginia	116,938		—		116,938
Louisiana	119,062		450		119,512
New Mexico	113,946		960		114,906
Other	271,074		24		271,098
Total	4,705,222	(1)	18,554	(2)	4,723,776
(1)	Reflects ORRIs in approximately 4,705,222 total gross (56,047 net) developed acres.
(2)	Reflects ORRIs in approximately 18,554 total gross (92 net) undeveloped acres.

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

Non-Hazardous and Hazardous Waste

The federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Although most wastes associated with the exploration, development and production of oil and natural gas are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute nonhazardous solid wastes that are subject to less stringent requirements under RCRA or related waste regulations. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including wastes generated during the exploration and production of crude oil and natural gas. Moreover, it is possible that some wastes generated in connection with exploration and production of oil and gas that are currently classified as nonhazardous may, in the future, be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Any changes in the laws and regulations in the future could have a material adverse effect on the operators of our properties’ capital expenditures and operating expenses, which in turn could effect production from the acreage underlying our mineral and royalty interests and have a material adverse effect on our business and prospects.

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

In October 2019, the EPA and the United States Army Corps of Engineers issued a final rule that repealed the 2015 regulations and reinstated the agencies’ narrower pre-2015 scope of federal Clean Water Act jurisdiction. In April 2020, the EPA and the United States Army Corps of Engineers issued a new final waters of the United States (“WOTUS”) definition that provided a narrower scope of federal Clean Water Act jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal Clean Water Act jurisdiction. On August 30, 2021, the U.S. District Court for the District of Arizona vacated and remanded the 2020 Rule, and in June 2021, the EPA and the Army Corp of Engineers announced their intention to initiate a new rulemaking process to restore the 2015 definition of “waters of the United States.” The proposed rule was published on December 7, 2021. Following a standard comment period, the final rule establishing a revised and “durable” WOTUS definition, which restored many of the elements of the 2015 rule, was published in the Federal Register on January 18, 2023. Multiple legal challenges to the January 2023 final rule followed. Additionally, in May 2023, the Supreme Court of the United States issued its decision in a case, Sackett v. EPA, that clarified and narrowed the reach of federal jurisdiction under the Clean Water Act by focusing on water bodies forming geographic features. Then in August 2023, the EPA and Army Corps of Engineers released the text of a rule further revising the WOTUS definition to incorporate certain limitations on jurisdictional reach explained in the Supreme Court’s decision in Sackett. Additional legal challenges to the January 2023 final rule and August 2023 regulation are proceeding in federal courts. With federal litigation ongoing, in March 2025, the EPA and Army Corps of Engineers issued updated guidance concerning determinations of whether a wetland has a “continuous surface connection” to a requisite jurisdictional water under the Clean Water Act to align with the Supreme Court decision in Sackett. If the January 2023 final rule or other expanded WOTUS definition is ultimately implemented, Clean Water Act jurisdiction will result in additional costs of compliance as well as increased monitoring, recordkeeping and recording for some of our facilities.

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

Air Emissions

The federal Clean Air Act, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, in May 2016, the EPA finalized regulations under the federal Clean Air Act that established new emission control requirements for oil and natural gas production and processing operations. In August 2020, the EPA issued two final rules that rescinded the methane-specific requirements of the regulations applicable to sources in the production and processing segments and removed the transmission and storage segments from the source category, which removes them from the scope of the regulations. The 2020 rules were later challenged in the U.S. Circuit Court for the D.C. Circuit. In addition, on January 20, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing the EPA to consider publishing a proposed rule suspending, revising or rescinding the 2020 rules. In January 2024, the EPA published a proposed rule to assess methane “waste emissions charges” from the oil and gas sector. The final rule became effective in May 2024, and in July 2024, the D.C. Circuit denied a request to delay EPA’s implementation of the 2024 rule. However, the final methane rule from May 2024 is no longer in effect and has no force of law following disapproval by a joint resolution of Congress in March 2025 pursuant to the Congressional Review Act. Implementation of more stringent laws and regulations, including the reinstatement of the final methane rule from May 2024 or enactment of future methane regulations, may increase the costs of compliance for oil and natural gas producers and impact production of the acreage underlying our mineral and royalty interests, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Moreover, obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

Climate Change

In 2009, the EPA found that emissions of greenhouse gases (“GHGs”), including carbon dioxide and methane, present an endangerment to public health and the environment. Relying on this finding, which is referred to as the 2009 Endangerment Finding, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHGs from certain onshore oil and natural gas production sources on an annual basis. On February 12, 2026, the EPA issued a final rule that rescinded the 2009 Endangerment Finding and repealed all GHG emission standards for motor vehicles that directly relied on the 2009 Endangerment Finding. The impact from the February 2026 rescission on other GHG regulations issued under the Clean Air Act that relied on the 2009 Endangerment Finding for legal support, including GHG regulations affecting the oil and gas industry, is uncertain.

During his presidency, President Biden issued Executive Orders seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden administration’s climate policies. In his current presidential term, President Trump has reversed many climate-focused executive actions taken by President Biden. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and many states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although Congress has not adopted such legislation at this time, it may do so in the future, and many states continue to pursue regulations to reduce GHG emissions. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry, and state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

Additionally, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. As an example, the United States participated in the United Nations Conference on Climate Change in 2015, which led to the creation of the Paris Climate Agreement (the “Paris Agreement”). In April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Following a June 2017 announcement from President Trump, the United States withdrew from the Paris Agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reversed this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. In April 2021, President Biden announced a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030, and in November 2021, the international community gathered again in Glasgow at the 26th Conference of the Parties (“COP26”). During COP26, multiple efforts (not having the effect of law) were announced, including a call for countries to eliminate certain fossil fuel subsidies and pursue further action to reduce non-carbon dioxide GHG emissions. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative joined by more than 100 countries, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. During more recent COP meetings, the United States and other participating countries have reaffirmed these emission reduction goals. In January 2025, President Trump ordered the U.S. Ambassador to the United Nations to submit a formal written notification of the United States’ withdrawal from the Paris Agreement, which withdrawal by the United States became effective on January 27, 2026. The impacts of international efforts, pledges, agreements and any legislation or regulation promulgated to fulfill prior commitments by the United States under the Paris Agreement or other international conventions cannot be predicted at this time. Additionally, the Inflation Reduction Act, signed into law in August 2022, contains hundreds of billions of dollars in incentives for the development of renewable energy, clean fuels, electric vehicles, carbon capture and sequestration, and supporting energy transition infrastructure. The substantial incentives contained in the Inflation Reduction Act could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower-emitting alternatives.

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

Drilling and Production

The operations of the operators of our properties are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which we operate also regulate one or more of the following:

●	the location of wells;
●	the method of drilling and casing wells;
●	the timing of construction or drilling activities, including seasonal wildlife closures;
●	the rates of production or “allowables;”
●	the surface use and restoration of properties upon which wells are drilled;
●	the plugging and abandoning of wells; and
●	notice to, and consultation with, surface owners and other third parties.

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

As of December 31, 2025, Kimbell Operating had approximately 29 employees performing services for our operations and activities. Women represent approximately 34% of our workforce, and men represent approximately 66%. We believe that our employees are one of our greatest assets and that we are made up of talented and dedicated employees working together to achieve common and rewarding goals. We value integrity, hard work, dedication and teamwork. Our goal is to promote an environment where employees are encouraged to do their best work with high professional standards.

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

As of February 20, 2026, the owners of our Sponsors own or control up to an aggregate of approximately 2.5% of our outstanding common units and Class B units (or approximately 2.3% of our units, including our Series A preferred units on an as-converted basis), and our Sponsors indirectly own and control our General Partner. Our General Partner has sole responsibility for conducting our business and managing our operations. Although our General Partner has a duty to manage us in a manner that is in, or not adverse to, the best interests of us and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is beneficial to Kimbell Holdings and its parents, our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including our Sponsors and their respective affiliates, over the interests of our unitholders. These conflicts include, among others, the following situations:

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

As of December 31, 2025, we had 93,396,488 common units outstanding and 14,491,540 Class B units outstanding. Our Class B units are exchangeable on a one-for-one basis, together with an equal number of common units of the Operating Company (“OpCo common units”), for common units. In addition, our Series A preferred units may be converted into common units at the then-applicable conversion rate.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. For example, during the past five years, the posted price for WTI, has ranged from a low of $47.47 per Bbl in January 2021 to a high of $123.64 per Bbl in March 2022, and the Henry Hub spot market price of natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $23.86 per MMBtu in February 2021. On December 31, 2025, the WTI posted price for crude oil was $57.26 per Bbl and the Henry Hub spot market price of natural gas was $4.00 per MMBtu. On February 17, 2026, the WTI posted price for crude oil was $62.53 per Bbl and the Henry Hub spot market price of natural gas was $3.13 per MMBtu. Reductions in prices can be caused by many factors, including increases in oil and natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand, as well as actions by the OPEC to maintain or raise production levels. This environment could cause prices to remain at current levels or to fall to lower levels.

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

Concerns over global economic conditions, higher interest rates, supply chain constraints, energy costs, geopolitical issues, inflation, the availability and cost of credit, and slow economic growth in the United States can contribute to economic uncertainty and diminish expectations for the global economy. In addition, consequences associated with the ongoing invasion of Ukraine by Russia, the conflict in the Middle East, recent U.S. military action in Venezuela and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. With current global economic growth slowing, demand for oil, natural gas and NGL production has, in turn, softened. An oversupply of crude oil in 2015 led to a severe decline in worldwide oil prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could further diminish, which could impact the price at which oil, natural gas and NGLs from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately materially adversely impact our results of operations, financial condition and cash available for distribution on common units.

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

Our secured revolving credit facility has commitments up to $625.0 million. Our secured revolving credit facility is secured by substantially all of our assets. Our secured revolving credit facility contains various covenants and restrictive provisions that limit our ability to, among other things:

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

As of December 31, 2025, we had approximately $441.5 million in borrowings outstanding under our senior secured credit facility. Our existing and any future indebtedness could have important consequences to us, including:

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

Because we depend on our third party operators for all of the exploration, development and production on our properties, we have no control over the operations related to our properties. As of December 31, 2025, we received revenue from approximately 1,300 operators and we received approximately 47.1% of revenues from the top ten purchasers of our properties. During the year ended December 31, 2025, payments we received from our top purchaser accounted for approximately 7.7% of our revenues. In the absence of a specific contractual obligation, any development and production activities will be subject to their sole discretion (subject, however, to certain implied obligations to develop imposed by state law). The operators of our properties could determine to drill and complete fewer wells on our acreage than we currently expect. The success and timing of drilling and development activities on our properties, and whether the operators elect to drill any additional wells on our acreage, depends on a number of factors that will be largely outside of our control, including:

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

Prospect areas on our properties, which are in various stages of development, may not yield oil or natural gas in commercially viable quantities.

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

Our historical estimates of proved reserves and related valuations as of December 31, 2025, 2024 and 2023 were prepared by Ryder Scott, an independent petroleum engineering firm, which conducted a well-by-well review of all of our properties for the period covered by its reserve report using information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production and changes in prices. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. In estimating our reserves, we and our reserve engineers make certain assumptions that may prove to be incorrect, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that are ultimately recovered being different from our reserve estimates.

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

Producing oil and natural gas wells are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our oil and natural gas reserves and the operators’ production thereof and our cash generated from operations and ability to pay distributions are highly dependent on the successful development and exploitation of our current reserves. As of December 31, 2025, the average estimated yearly five-year decline rate for our existing proved developed producing reserves is 13.5%. However, the production decline rates of our properties may be significantly higher than currently estimated if the wells on our properties do not produce as expected. We may also not be able to acquire additional reserves to replace the current and future production of our properties at economically acceptable terms, which could materially adversely affect our business, financial condition, results of operations and cash available for distribution on common units.

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

We did not record an impairment on our oil and natural gas properties for the year ended December 31, 2025. We recorded an impairment on our oil and natural gas properties of $62.1 million and $18.2 million for the years ended December 31, 2024 and 2023, respectively, as a result of the decline in oil and natural gas prices.

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

Climate change and sustainability and other environmental considerations are a growing global concern with increasing focus from the public, investors and other stakeholders. In 2009, the EPA found that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment. Relying on this finding, referred to as the 2009 Endangerment Finding, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require preconstruction and operating permits for certain large stationary sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore oil and natural gas production sources in the United States on an annual basis, which include operations on certain of our properties. On February 12, 2026, the EPA issued a final rule that rescinded the 2009 Endangerment Finding and repealed all GHG emission standards for motor vehicles that directly relied on the 2009 Endangerment Finding. The impact from the February 2026 rescission on other GHG regulations issued under the Clean Air Act that relied on the 2009 Endangerment Finding for legal support, including GHG regulations affecting the oil and gas industry, is uncertain. Potential legal challenges to EPA’s rescission of the 2009 Endangerment Finding, or the imposition of additional regulatory burden on oil and gas development by state or local agencies in response to EPA’s repeal of federal GHG regulations, could increase the costs of development and production, reducing the profits available to us and potentially impairing our operator’s ability to economically develop our properties.

During his presidency, President Biden issued Executive Orders seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies, including, for example, directing the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. In his current presidential term, President Trump has reversed many climate-focused executive actions taken by President Biden. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and many states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Potential legal challenges to President Trump’s Executive Orders, imposition of additional regulatory burden on oil and gas development by state or local agencies, or any expansion of federal climate regulations could increase the costs of development and production, reducing the profits available to us and potentially impairing our operator’s ability to economically develop our properties. Please read “Item 1. Business—Regulation” for a description of the laws and regulations that affect the operators of our properties and that may affect us.

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, in April 2016, the United States was one of 175 countries to sign the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In line with a June 2017 announcement from President Trump, the United States withdrew from the Paris Agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reversed this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. In April 2021, President Biden announced a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030, and in November 2021, the international community gathered again in Glasgow at COP26. During more recent COP meetings, including COP26, multiple efforts (not having the effect of law) were announced, including a call for countries to eliminate certain fossil fuel subsidies and pursue further action to reduce non-carbon dioxide GHG emissions. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative joined by more than 100 countries, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. In January 2025, President Trump ordered the U.S. Ambassador to the United Nations to submit a formal written notification of the United States’ withdrawal from the Paris Agreement, which withdrawal by the United States became effective on January 27, 2026. Initiatives to implement pledges made at COP meetings, the Paris Agreement goals or other or similar initiatives or regulatory changes could result in increased costs of development and production, reducing the profits available to us and potentially impairing our operators’ ability to economically develop our properties.

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

While we have experienced cybersecurity incidents, to date, we are not aware that we have experienced a material cybersecurity incident during the 2025 fiscal year.

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

Our Chief Operating Officer and Security Officer/Director of IT are primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from third-party service providers.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “KRP.” As of February 20, 2026, there were 93,396,488 common units outstanding held by 126 holders of record and 14,491,540 Class B units outstanding held by 14 holders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these holders of record.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the fourth quarter of 2025 for the repayment of $13.4 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2025. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future. Any such allocation, whether for debt repayment or another purpose, would have the effect of reducing the amount of cash distribution to our common unitholders.

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

Series A preferred units

As of February 20, 2026, we had 162,500 Series A preferred units outstanding. Until the conversion of the Series A preferred units into common units or their redemption, holders of the Series A preferred units are entitled to receive cumulative quarterly distributions equal to 6.0% per annum plus accrued and unpaid distributions. We have the right, in any four non-consecutive quarters, to elect not to pay such quarterly distribution in cash and instead have the unpaid distribution amount added to the liquidation preference at the rate of 10.0% per annum. If we make such an election in consecutive quarters or otherwise materially breach our obligations to the holders of the Series A preferred units, the distribution rate will increase to 20.0% per annum until the accumulated distributions are paid or the breach is cured, as applicable. Each holder of Series A preferred units has the right to share in any special distributions by us of cash, securities or other property pro rata with the common units on an as-converted basis, subject to customary adjustments. We cannot pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A preferred units, including any previously accrued and unpaid distributions.

Class B units

As of February 20, 2026, we had 14,491,540 Class B units outstanding. Each holder of Class B units pays five cents per Class B unit to us as an additional capital contribution for the Class B units (such aggregate amount, the “Class B Contribution” and such per unit amount, the “Class B Capital Contribution Per Unit Amount”) in exchange for Class B units. Each holder of Class B units is entitled to receive cash distributions equal to 2.0% per quarter on their respective Class B Contribution subsequent to distributions on the Series A preferred units but prior to distributions on our common units.

Common Units

As of February 20, 2026, we had 93,396,488 common units outstanding. Subject to the distribution preferences of the Series A preferred units and Class B units, each common unit is entitled to receive cash distributions to the extent we distribute available cash. Common units do not accrue arrearages. Subject to the voting rights of the Series A preferred units, our partnership agreement allows us to issue an unlimited number of additional equity interests of equal or senior rank.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2025.

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

Overview

As of December 31, 2025, we owned mineral and royalty interests in approximately 12.3 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent. As of December 31, 2025, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including approximately 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 133,000 gross wells, including over 53,000 wells in the Permian Basin.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of December 31, 2025:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	660	393	3.53	1.63
Mid‑Continent	96	57	0.40	0.34
Terryville/Cotton Valley/Haynesville	62	27	0.34	0.18
Appalachian Basin	6	4	0.02	0.04
Bakken/Williston Basin	39	116	0.17	0.13
Eagle Ford	29	25	0.16	0.09
DJ Basin/Rockies/Niobrara	8	6	0.04	0.02
Total	900	628	4.66	2.43
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

The following table summarizes estimates of our remaining horizontal drilling inventory by basin as of December 31, 2025:

Basin or Producing Region	Gross Locations(1)	Net Locations(1)	Average Gross Horizontal Wells/DSU(2)
Permian Basin	4,446	32.50	12.0
Mid‑Continent	2,056	10.73	6.8
Haynesville	911	11.61	5.9
Appalachia	230	2.03	7.6
Bakken	1,308	2.50	8.5
Eagle Ford	1,242	12.76	6.9
Rockies	148	0.98	10.5
Total	10,341	73.11	8.3
(1)	These locations only include our major properties and do not include locations from our minor properties, which generally include properties with less than a 0.1% net revenue interest and are time consuming to quantify, but in the estimation of our management, could add up to an additional 15% to our net inventory in the aggregate.
(2)	Gross horizontal wells per drilling spacing unit (“DSU”) from our internal reserves database as of December 31, 2025. DSUs vary in size.

Recent Developments

Quarterly Distributions

On February 26, 2026, the Board of Directors declared a quarterly cash distribution of $0.37 per common unit and $0.357502 per OpCo common unit for the quarter ended December 31, 2025. We intend to pay the distributions on March 25, 2026 to common unitholders and OpCo common unitholders of record as of the close of business on March 18, 2026.

The $0.012498 excluded from the OpCo common unit distribution corresponds to a tax refund received by us in the fourth quarter of 2025. Under the limited liability company agreement of the Operating Company, we do not reimburse the Operating Company for federal income tax refunds received by us.

We will pay a quarterly cash distribution on the Series A preferred units of approximately $2.5 million for the quarter ended December 31, 2025. We intend to pay the distribution subsequent to February 26, 2026, and prior to the distribution on the common units and OpCo common units.

Business Environment

Global Conflicts

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas. These conflicts, along with the recent U.S. military action in Venezuela, and the applicable sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, we have not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, we will continue to monitor for events that could materially impact us.

Government Legislation

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. Key provisions of the Act affecting us include: (i) the permanent reduction of the corporate tax rate, (ii) the permanent extension of 100% bonus depreciation for qualified property, and (iii) modifications to the calculation for excess business interest expense limitation under § 163(j) to adjusted taxable income calculation on the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, we have recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended September 30, 2025, the reporting period that included the enactment date, resulted in a reduction to current income tax expense, primarily due to the changes to the 163(j) interest limitation.

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

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	High	Low	High	Low	High	Low
Oil ($/Bbl)	$80.73	$55.44	$87.69	$66.73	$93.67	$66.61
Natural gas ($/MMBtu)	$9.86	$2.65	$13.20	$1.21	$3.78	$1.74

On February 17, 2026, the WTI posted price for crude oil was $62.53 per Bbl and the Henry Hub spot market price of natural gas was $3.13 per MMBtu.

The following table, as reported by the EIA, sets forth the average prices for oil and natural gas.

	Year Ended December 31,
	2025	2024	2023
Oil ($/Bbl)	$65.39	$76.63	$77.58
Natural gas ($/MMBtu)	$3.52	$2.19	$2.53

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States rotary rig count decreased 8.0% to 527 active land rigs at December 31, 2025 compared to 573 active land rigs at December 31, 2024. The decrease in rig count is primarily related to a decrease in the average prices received for oil, partially offset by an increase in the average price received for natural gas, coupled with domestic and international uncertainties, as noted above.

The 573 active rig count at December 31, 2024 decreased 4.8% compared to 602 active land rigs at December 31, 2023. The overall decrease in rig count at December 31, 2024 compared December 31, 2023 was primarily attributable to the volatility and decrease in the average daily prices for oil and natural gas.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated.

	December 31,
Basin or Producing Region	2025	2024	2023
Permian Basin	46	46	50
Mid‑Continent	14	18	17
Terryville/Cotton Valley/Haynesville	11	9	13
Appalachian Basin	—	—	3
Bakken/Williston Basin	5	7	6
Eagle Ford	7	5	8
DJ Basin/Rockies/Niobrara	2	1	1
Other	—	1	—
Total	85	87	98

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices received.

The following table presents the breakdown of our oil, natural gas, and NGL revenues for the following periods:

	Year Ended December 31,
	2025	2024	2023
Revenue
Oil revenue	62%	71%	69%
Natural gas revenue	25%	16%	22%
NGL revenue	13%	13%	9%
	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through December 2027, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see “Note 4—Derivatives.”

Reserves and Pricing

The tables below identify our proved reserves at December 31, 2025, 2024 and 2023, in each case based on the reserve report prepared by Ryder Scott. The prices used to estimate proved reserves for the respective periods were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	December 31,
Estimated Net Proved Reserves	2025	2024	2023
Oil (MBbls)	21,970	20,001	19,800
Natural gas (MMcf)	213,589	204,253	204,542
Natural gas liquids (MBbls)	15,376	13,498	11,519
Total (MBoe)(6:1)	72,944	67,541	65,409

	December 31,
Unweighted Arithmetic Average First‑Day‑of‑the‑Month Prices	2025	2024	2023
Oil (Bbls)	$65.34	$75.48	$78.22
Natural gas (Mcf)	$3.39	$2.13	$2.64

Factors Affecting the Comparability of Our Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Opportunities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the years ended December 31, 2025, 2024 and 2023 include the acquisition of mineral and royalty interests from Boren Minerals (the “Boren Acquisition”), the acquisition of certain mineral and royalty assets held by MB Minerals, L.P. and certain of its affiliates (the “MB Minerals Acquisition”) and the acquisition of all issued and outstanding membership interests of Cherry Creek Minerals LLC pursuant to a securities purchase agreement with LongPoint Minerals II, LLC (the “LongPoint Acquisition”).

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

We did not record an impairment on our oil and natural gas properties for the year ended December 31, 2025. We recorded an impairment on our oil and natural gas properties of $62.1 million and $18.2 million during the years ended December 31, 2024 and 2023, respectively, primarily attributable to the decline in the 12-month average price of oil and natural gas.

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

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated.

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except production data)
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$317,473	$304,605	$267,586
Lease bonus and other income	4,266	6,047	5,594
Gain (loss) on commodity derivative instruments, net	12,091	(1,345)	20,888
Total revenues	333,830	309,307	294,068
Costs and expenses
Production and ad valorem taxes	20,440	20,407	20,326
Depreciation and depletion expense	124,554	135,123	96,477
Impairment of oil and natural gas properties	—	62,118	18,220
Marketing and other deductions	16,350	16,122	12,566
General and administrative expense	39,657	38,543	35,678
Consolidated variable interest entities related:
General and administrative expense	—	—	927
Total costs and expenses	201,001	272,313	184,194
Operating income	132,829	36,994	109,874
Other (expense) income
Interest expense	(34,470)	(26,695)	(25,950)
Loss on extinguishment of debt	—	—	(480)
Other expense	(12)	—	(181)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	—	3,509
Net income before income taxes	98,347	10,299	86,772
Income tax (benefit) expense	(1,304)	(771)	3,766
Net income	99,651	11,070	83,006
Distribution and accretion on Series A preferred units	(34,852)	(21,091)	(6,310)
Net (income) loss and distributions and accretion on Series A preferred units attributable to non-controlling interests	(8,704)	1,254	(16,465)
Distribution to Class B unitholders	(58)	(72)	(89)
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP	$56,037	$(8,839)	$60,142
Production Data:
Oil (Bbls)	3,061,920	2,836,913	2,392,622
Natural gas (Mcf)	26,733,988	27,586,460	23,384,021
Natural gas liquids (Bbls)	1,884,763	1,667,089	1,082,663
Combined volumes (Boe) (6:1)	9,402,348	9,101,745	7,372,622

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024 and the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Oil, Natural Gas and NGL Revenues

For the year ended December 31, 2025, our oil, natural gas and NGL revenues were $317.5 million, an increase of $12.9 million from $304.6 million for the year ended December 31, 2024. The increase in oil, natural gas and NGL revenues was primarily related to an increase in the average prices received for natural gas coupled with an increase in combined production volumes for the year ended December 31, 2025, partially offset by a decrease in the average prices received for oil and NGLs, as discussed below.

Our revenues for the year ended December 31, 2024 increased by $37.0 million, from $267.6 million for the year ended December 31, 2023. The increase in oil, natural gas and NGL revenues was primarily related to an increase in production volumes for the year ended December 31, 2024 as discussed below.

Our revenues are a function of oil, natural gas, and NGL production volumes sold and average prices received for those volumes. The production volumes were 9,402,348 Boe or 25,760 Boe/d, for the year ended December 31, 2025, an increase of 300,603 Boe or 892 Boe/d, from 9,101,745 Boe or 24,868 Boe/d, for the year ended December 31, 2024. The increase in production volumes for the year ended December 31, 2025 was primarily attributable to production associated with the Boren Acquisition.

Our production volumes for the year ended December 31, 2024 increased by 1,729,123 Boe or 4,603 Boe/d, from 7,372,622 Boe or 20,265 Boe/d, for the year ended December 31, 2023. The increase in production for the year ended December 31, 2024 was primarily attributable to production associated with the MB Minerals Acquisition and the LongPoint Acquisition, which included a full year of production for the year ended December 31, 2024, compared to a partial year of production for the year ended December 31, 2023.

Our operators received an average of $63.84 per Bbl of oil, $2.93 per Mcf of natural gas and $23.15 per Bbl of NGL for the volumes sold during the year ended December 31, 2025 and $75.98 per Bbl of oil, $1.82 per Mcf of natural gas and $23.34 per Bbl of NGL for the volumes sold during the year ended December 31, 2024. The year ended December 31, 2025 decreased 16.0% or $12.14 per Bbl of oil and increased 61.0% or $1.11 per Mcf of natural gas compared to the year ended December 31, 2024. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 14.7% or $11.24 per Bbl of oil and increase of 60.7% or $1.33 per Mcf of natural gas for the comparable periods.

Average prices received by our operators during the year ended December 31, 2024 decreased 0.7% or $0.57 per Bbl of oil and 28.6% or $0.73 per Mcf of natural gas compared to the year ended December 31, 2023, which our operators received an average of $76.55 per Bbl of oil, $2.55 per Mcf of natural gas and $23.01 per Bbl of NGL. This change is consistent with prices experienced in the market, specifically when compared to the EIA average price decrease of 1.2% or $0.95 per Bbl of oil and 13.4% or $0.34 per Mcf of natural gas for the comparable periods.

Lease Bonus and Other Income

For the year ended December 31, 2025 lease bonus and other income was $4.3 million, a decrease of $1.7 million compared to $6.0 million for the year ended December 31, 2024. The decrease in lease bonus and other income was due to a large lease bonus received during the year ended December 31, 2024.

Our lease bonus and other income for the year ended December 31, 2024 increased by $0.4 million compared to $5.6 million for the year ended December 31, 2023. The increase in lease bonus and other income is primarily due to a large number of lease bonuses received during the year ended December 31, 2024.

Gain (Loss) on Commodity Derivative Instruments

Gain on commodity derivative instruments for the year ended December 31, 2025 included $7.2 million of mark-to-market gains and $4.9 million of gains on the settlement of commodity derivative instruments compared to $12.2 million of mark-to-market losses and $10.9 million of gains on the settlement of commodity derivative instruments for the year ended December 31, 2024. We recorded a mark-to-market gain for the year ended December 31, 2025 as a result of the maturity of derivative contracts with lower strike pricing. We recorded a mark-to-market loss for the year ended December 31, 2024 as a result of the increase in oil and natural gas strip pricing from the year ended December 31, 2023, offset by realized gains on the settlement of commodity derivative instruments.

Gain on commodity derivative instruments for the year ended December 31, 2023 included $26.4 million of mark-to-market gains and $5.5 million of losses on the settlement of commodity derivative instruments. We recorded a mark-to-market gain for the year ended December 31, 2023 as a result of the maturity of derivative contracts with lower strike pricing. This gain was partially offset by the realized losses on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the years ended December 31, 2025 and 2024 remained flat at $20.4 million.

For the year ended December 31, 2024, production and ad valorem taxes remained relatively flat compared to $20.3 million for the year ended December 31, 2023.

Depreciation and Depletion Expense

Depreciation and depletion expense for the year ended December 31, 2025 was $124.6 million, a decrease of $10.5 million from $135.1 million for the year ended December 31, 2024. The decrease in depreciation and depletion expense was due to the impairment that was recorded during the year ended December 31, 2024, which significantly reduced our net capitalized oil and natural gas properties, partially offset by the Boren Acquisition, which increased our net capitalized oil and natural gas properties.

For the year ended December 31, 2024, depreciation and depletion expense increased by $38.6 million from $96.5 million for the year ended December 31, 2023. The increase in depreciation and depletion expense was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Our average depletion rate per barrel was $13.22 for the year ended December 31, 2025, a decrease of $1.58 per barrel from the $14.80 average depletion rate per barrel for the year ended December 31, 2024. The decrease in the depletion rate was due to the impairment that was recorded during the year ended December 31, 2024, which significantly reduced our net capitalized oil and natural gas properties, partially offset by the Boren Acquisition, which increased our net capitalized oil and natural gas properties.

For the year ended December 31, 2024, our average depletion rate per barrel increased by $1.77 per barrel from the $13.03 average depletion rate per barrel for the year ended December 31, 2023. The increase in the depletion rate was due to the MB Minerals Acquisition and the LongPoint Acquisition, which significantly increased our net capitalized oil and natural gas properties.

Impairment of Oil and Natural Gas Properties

We did not record an impairment on our oil and natural gas properties for the year ended December 31, 2025.

We recorded an impairment on our oil and natural gas properties of $62.1 million and $18.2 million during the years ended December 31, 2024 and 2023, respectively, primarily attributable to the decline in the 12-month average price of oil and natural gas.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the year ended December 31, 2025 remained relatively flat at $16.4 million compared to $16.1 million for the year ended December 31, 2024.

Marketing and other deductions for the year ended December 31, 2024 increased by $3.5 million from $12.6 million for the year ended December 31, 2023. The increase in marketing and other deductions was primarily related to marketing and other deductions associated with the MB Minerals Acquisition and the LongPoint Acquisition, which included a full year of marketing and other deductions for the year ended December 31, 2024, compared to a partial year of marketing and other deductions for the year ended December 31, 2023.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2025 were $39.7 million, an increase of $1.2 million from $38.5 million for the year ended December 31, 2024. The increase in general and administrative expenses was attributable to an increase in costs associated with Partnership growth.

General and administrative expenses for the year ended December 31, 2024 increased by $2.8 million from $35.7 million for the year ended December 31, 2023. The increase in general and administrative expenses was attributable to a $3.3 million increase in unit-based compensation expense, partially offset by a $0.4 million decrease in cash expenses.

Interest Expense

Interest expense for the year ended December 31, 2025 was $34.5 million as compared to interest expense of $26.7 million for the year ended December 31, 2024. The increase in interest expense was primarily due to an increase in the overall debt balance as a result of additional borrowings to complete the partial redemption of the Series A preferred units and the Boren Acquisition.

Interest expense for the year ended December 31, 2024 increased by $0.7 million compared to interest expense of $26.0 million for the year ended December 31, 2023. The increase in interest expense was attributable to an increase in the overall long-term debt balance as a result of borrowings associated with the MB Minerals Acquisition and the LongPoint Acquisition in May 2023 and September 2023, respectively. This increase was partially offset by a decrease in the weighted average interest rate on our outstanding borrowings from 8.62% at December 31, 2023 to 8.42% at December 31, 2024, coupled with the repayment of $60.0 million on our secured revolving credit facility for the year ended December 31, 2024.

Income Tax (Benefit) Expense

For the year ended December 31, 2025 we recognized an income tax benefit of $1.3 million, resulting in an effective tax benefit of 1.33%, compared to an income tax benefit of $0.8 million for the year ended December 31, 2024, resulting in an effective tax rate of 7.49%. We recognized an income tax expense of $3.8 million for the year ended December 31, 2023, resulting in an effective tax rate of 4.34%.

Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, do not establish a valuation allowance. As of December 31, 2025, 2024 and 2023, we recorded a full valuation allowance on our deferred tax assets. As a result, we did not recognize a benefit from our net operating losses for the respective periods. See Note 13—Income Taxes for further discussion.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations and equity and debt financings, and our primary uses of cash are distributions to our unitholders and for growth capital expenditures, including the acquisition of mineral and royalty interests in oil and natural gas properties. On December 16, 2025, we entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”). See “Indebtedness” below for further discussion of our secured revolving credit facility.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the fourth quarter of 2025 for the repayment of $13.4 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the fourth quarter of 2025. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, the purchase price paid in the Boren Acquisition was partially funded by the proceeds from the underwritten public offering of 11,500,000 common units which resulted in net proceeds of approximately $163.6 million (the “2025 Equity Offering”), we issued 5,369,218 OpCo common units and an equal number of Class B units and 557,302 common units as partial consideration in connection with the MB Minerals Acquisition and the purchase price paid in the LongPoint Acquisition was partially funded by the net proceeds from the Preferred Unit Transaction. The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Fourth Quarter Distributions” above for discussion of our fourth quarter 2025 distributions.

Cash Flows

The following table presents our cash flows for the periods indicated.

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$246,462	$250,916	$174,268
Net cash used in investing activities	(223,481)	(210)	(246,677)
Net cash (used in) provided by financing activities	(13,172)	(247,531)	78,375
Net increase in cash and cash equivalents	$9,809	$3,175	$5,966

Operating Activities

Operating cash flow is impacted by many variables, the most significant of which are the changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs we receive from our operators on those volumes. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the year ended December 31, 2025 were $246.5 million, a decrease of $4.4 million compared to $250.9 million for the year ended December 31, 2024.

Cash flows provided by operating activities for the year ended December 31, 2024 increased by $76.6 million compared to $174.3 million for the year ended December 31, 2023.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2025 were $223.5 million compared to $0.2 million for the year ended December 31, 2024. For the year ended December 31, 2025, cash flows used in investing activities primarily related to the Boren Acquisition. For the year ended December 31, 2024, cash flows used in investing activities included the purchase of equipment.

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

Financing Activities

Cash flows used in financing activities were $13.2 million for the year ended December 31, 2025 compared to $247.5 million of cash flows provided by financing activities for the year ended December 31, 2024. Cash flows used in financing activities for the year ended December 31, 2025 consists primarily of $179.9 million used to redeem a portion of the Series A preferred units, $187.3 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $493.3 million used to repay borrowings under our secured revolving credit facility and $5.1 million of restricted units repurchased for tax withholding, partially offset by $163.6 million in proceeds from the 2025 Equity Offering and $695.6 million of additional borrowings under our secured revolving credit facility.

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

Capital Expenditures

During the year ended December 31, 2025, we paid approximately $222.8 million primarily to fund the Boren Acquisition. During the year ended December 31, 2023, we paid approximately $490.7 million primarily to fund the MB Minerals Acquisition and the LongPoint Acquisition.

Indebtedness

On December 16, 2025, we entered into a Second A&R Credit Agreement, which amended and restated our existing Amended and Restated Credit Agreement, dated as of June 13, 2023 (as amended on July 24, 2023, December 8, 2023, and May 1, 2025). The Second A&R Credit Agreement provides for, among other things, (i) a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $1.5 billion with an initial borrowing base of $625.0 million and an initial aggregate elected commitments amount of up to $625.0 million, including a sub-facility for the issuance of letters of credit of up to $10.0 million and (ii) an extension of the maturity date of the Second A&R Credit Agreement to December 16, 2030.

For additional information on our Second A&R Credit Agreement, please read Note 8―Long-Term Debt to the consolidated financial statements included elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes. Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. The non-controlling interest, which is held by the OpCo common unitholders, is not subject to federal income taxes. We estimate that a portion of our quarterly distributions will constitute a non-taxable reduction to the tax basis of unitholders’ common units. The reduced tax basis will increase unitholders’ capital gain (or decrease unitholders’ capital loss) when unitholders sell their common units. We currently believe that the portion that constitutes dividends for U.S. federal income tax purposes will be considered qualified dividends, subject to holding period and certain other conditions, which are subject to a tax rate of 0%, 15% or 20% depending on the income level and tax filing status of a unitholder for 2025. Our estimates regarding treatment of our distributions are based on currently available information only and are subject to change, including with respect to prior quarters.

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

Our independent engineers prepare our estimates of oil, natural gas and NGL reserves and associated future net revenues. The SEC has defined proved reserves as the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating oil, natural gas and NGL reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. Significant inputs included in the calculation of future net cash flows include anticipated production of proved reserves and other relevant data. The data for a given property may also change substantially over time as a result of numerous factors, including development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time, and reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material. Revisions of previous quantity estimates accounted for the change in the total standardized measure of our reserves from December 31, 2024 to December 31, 2025, and were primarily related to technical revisions due to changes in commodity prices, historical and projected performance and other factors. Additionally, we continue to not intend to book PUD reserves.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of December 31, 2025, we had seven counterparties to our derivative contracts, which are also lenders under our credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. During the years ended December 31, 2025, 2024 and 2023, our top purchaser accounted for approximately 7.7%, 9.1% and 6.7%, respectively, of our oil, natural gas and NGL revenues. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of December 31, 2025, we had total borrowings outstanding under our secured revolving credit facility of $441.5 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense of approximately $4.4 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on our results of operations for the period from January 1, 2023 through December 31, 2025. However, rising inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

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

We define Adjusted EBITDA as net income (loss), net of depreciation and depletion expense, interest expense, income taxes, impairment of oil and natural gas properties, non cash unit based compensation, loss on extinguishment of debt, unrealized gains and losses on derivative instruments, cash distribution from affiliate, equity income (loss) in affiliate, gains and losses on sales of assets and operational impacts of a variable interest entity, which include general and administrative expense and interest income. Adjusted EBITDA is not a measure of net income (loss) or net cash provided by operating activities as determined by GAAP. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as historic costs of depreciable assets, none of which are components of Adjusted EBITDA. We define cash available for distribution on common units as Adjusted EBITDA, less cash needed for debt service and other contractual obligations, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

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

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$99,651	$11,070	$83,006
Depreciation and depletion expense	124,554	135,123	96,477
Interest expense	34,470	26,695	25,950
Income tax (benefit) expense	(1,304)	(771)	3,766
EBITDA	257,371	172,117	209,199
Impairment of oil and natural gas properties	—	62,118	18,220
Unit-based compensation	16,323	16,386	13,112
Loss on extinguishment of debt	—	—	480
(Gain) loss on derivative instruments, net of settlements	(7,227)	12,211	(26,371)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	—	(3,509)
General and administrative expense	—	—	927
Consolidated Adjusted EBITDA	266,467	262,832	212,058
Adjusted EBITDA attributable to non-controlling interest	(35,793)	(44,884)	(46,476)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	230,674	217,948	165,582
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	27,624	20,988	18,519
Cash distribution to Series A preferred unitholders	10,523	16,223	4,552
Cash income tax (refund) expense	(2,112)	—	1,642
Distribution to Class B unitholders	58	72	89
Cash available for distribution on common units	$194,581	$180,665	$140,780

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$246,462	$250,916	$174,268
Interest expense	34,470	26,695	25,950
Income tax (benefit) expense	(1,304)	(771)	3,766
Impairment of oil and natural gas properties	—	(62,118)	(18,220)
Amortization of right-of-use assets	(348)	(349)	(336)
Amortization of loan origination costs	(2,356)	(2,126)	(1,943)
Loss on extinguishment of debt	—	—	(480)
Unit-based compensation	(16,323)	(16,386)	(13,112)
Forfeiture of restricted units	57	—
Gain (loss) on derivative instruments, net of settlements	7,227	(12,211)	26,371
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(9,343)	(13,096)	12,027
Accounts receivable and other current assets	(1,352)	1,071	(1,863)
Accounts payable	917	90	(509)
Other current liabilities	(1,039)	20	(1,264)
Operating lease liabilities	303	382	348
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	—	3,509
Other assets and liabilities	—	—	687
EBITDA	257,371	172,117	209,199
Add:
Impairment of oil and natural gas properties	—	62,118	18,220
Unit-based compensation	16,323	16,386	13,112
Loss on extinguishment of debt	—	—	480
(Gain) loss on derivative instruments, net of settlements	(7,227)	12,211	(26,371)
Consolidated variable interest entities related:
Interest earned on marketable securities in Trust Account	—	—	(3,509)
General and administrative expense	—	—	927
Consolidated Adjusted EBITDA	266,467	262,832	212,058
Adjusted EBITDA attributable to non-controlling interest	(35,793)	(44,884)	(46,476)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	230,674	217,948	165,582
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	27,624	20,988	18,519
Cash distribution to Series A preferred unitholders	10,523	16,223	4,552
Cash income tax (refund) expense	(2,112)	—	1,642
Distribution to Class B unitholders	58	72	89
Cash available for distribution on common units	$194,581	$180,665	$140,780

Item 8. Financial Statements and Supplementary Data

The Partnership’s consolidated financial statements required by this item are included in this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

February 26, 2026

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for the executive officers, directors and director nominees of our General Partner as of December 31, 2025. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board of Directors. Messrs. R. Ravnaas and D. Ravnaas are father and son, respectively.

Name	Age	Position With Our General Partner
Robert D. Ravnaas	68	Chief Executive Officer and Chairman of the Board of Directors
R. Davis Ravnaas	40	President and Chief Financial Officer
Matthew S. Daly	53	Chief Operating Officer
R. Blayne Rhynsburger	39	Controller
Brett G. Taylor	65	Executive Vice Chairman of the Board of Directors
T. Scott Martin	75	Director
Mitch S. Wynne	67	Director
William H. Adams III	67	Independent Director
Craig Stone	62	Independent Director
Erik B. Daugbjerg	56	Independent Director

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

Brett G. Taylor. Brett G. Taylor was appointed as Executive Vice Chairman of the Board of Directors in November 2015. Mr. Taylor has over 40 years of experience in the oil and gas industry as a petroleum landman. He began his career at Texas Oil and Gas Corporation from 1982 to 1985. He then spent thirteen years at Fortson Oil Company, where he served as Land Manager and Vice President—Land from 1985 to 1998. In 1998, Mr. Taylor co-founded, with Joe B. Neuhoff, Neuhoff-Taylor Royalty Company and began acquiring producing royalties and minerals. He has also served as President and Chief Executive Officer of various private companies since 1998, and certain of such companies are Contributing Parties. Mr. Taylor has a Bachelor of Business Administration—Petroleum Land Management degree from the University of Texas at Austin and is a member of the American Association of Professional Landmen. Mr. Taylor was selected to serve as a director because of his broad knowledge of land management, oil and gas title, due diligence and related matters.

T. Scott Martin. T. Scott Martin was appointed as a director of our General Partner in November 2015. Mr. Martin served as Chief Executive Officer of our Predecessor since July 2014 until our IPO. He has also served as Chairman of the board of directors of Rivercrest Royalties Holdings II, LLC and/or its predecessor, Rivercrest Royalties II, LLC, since July 2015. In October 2023, Mr. Martin was appointed CEO and Chairman of the Board of Evergreen Natural Resources, LLC. He has over 46 years of experience in the oil and gas industry. Mr. Martin founded Ellora Energy LLC in 1995 and was Chairman and Chief Executive Officer of Ellora Energy Inc. from 2002 to 2010. Before that, he was Chief Operating Officer of Alta Energy Corporation from 1992 to 1994, Chief Executive Officer of TPEX Exploration, Inc. from 1990 to 1992 and a consulting engineer at BWAB, Inc. from 1985 to 1990. Mr. Martin began his career in the oil and gas industry in 1979 at Amoco Production Company. Mr. Martin has a Bachelor of Arts degree in Biology from Colorado College and a degree in Chemical Engineering from the University of Colorado at Boulder. He is a member of the Society of Petroleum Engineers and the Independent Petroleum Association of America. Mr. Martin was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

Mitch S. Wynne. Mitch S. Wynne was appointed as a director of our General Partner in November 2015. He has been President and owner of Wynne Petroleum Co. since 1992. Mr. Wynne has been engaged in the oil and gas industry for 40 years. In 2013, he founded MSW Royalties, LLC, a Contributing Party, where he serves as manager. Mr. Wynne served on the board of Inspire Insurance Solutions from 1997 to 2002, Millers Mutual Insurance in 1997 and the All Saints’ Episcopal School from 1994 to 1996. He has also served on the board of the Union Gospel Mission in Fort Worth since 2010. Mr. Wynne has a Bachelor of Arts degree in Political Science from Washington and Lee University. Mr. Wynne was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

Erik Daugbjerg. Erik Daugbjerg was appointed as a director of our General Partner in April 2018. Mr. Daugbjerg has more than 24 years of experience in upstream and midstream energy companies, including founding roles at two oil and gas operators based in the Permian Basin. Prior to Concho Resources, Inc.’s acquisition of RSP Permian, Inc. in July 2018, Mr. Daugbjerg served as the Executive Vice President of Land and Business Development of RSP Permian, Inc., a role to which he was appointed in March 2017. Starting in 2010, Mr. Daugbjerg served in various other roles for RSP Permian, Inc. and its affiliates, including Vice President of Business Development and Vice President of Marketing. Mr. Daugbjerg has a Bachelor in Business Administration degree from Southern Methodist University and is active with several Texas energy industry organizations. Mr. Daugbjerg was selected to serve as a director because of his broad knowledge of, and extensive experience in, the oil and gas industry.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during fiscal year 2025 all of our directors, executive officers and persons who beneficially own more than 10 percent of a registered class of our equity securities complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except that one Form 4 filing was filed late in 2025 by Mitch S. Wynne, related to a single transaction.

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

Item 11. Executive Compensation and Other Information

Compensation Discussion and Analysis

This compensation discussion and analysis (the “CD&A”) provides information about the compensation objectives and policies for our principal executive officer, our principal financial officer and our two other executive officers (collectively our named executive officers or “NEOs”) during the last completed fiscal year. Our NEOs for the year ended December 31, 2025 include:

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

Our General Partner’s Conflicts and Compensation Committee has adopted an annual review process for our executive compensation program. This annual review typically occurs in December of each year, and the most recent review was conducted in December 2025. This process allows us to adjust our compensation practices and targets based on prevailing market and industry conditions at the time, which aligns our compensation philosophy with our business objectives and, thereby, the interests of our executive officers with those of our unitholders.

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

Peer Group Used in Determining 2025 Compensation

Pearl Meyer was engaged to perform a formal survey to identify a peer group of upstream oil and gas companies, as well as mineral and royalty companies, of comparable size to the Partnership. This peer group, which was updated in Fall of 2024 to set compensation metrics for 2025 performance, is used by the Conflicts and Compensation Committee to provide comparative market compensation data and guideposts on the basis of which the Conflicts and Compensation Committee determines NEO compensation.

The peer group is comprised of the following thirteen companies:

Black Stone Minerals, L.P.	Magnolia Oil & Gas Corporation
Callon Petroleum Company	Northern Oil and Gas, Inc.
Comstock Resources, Inc.	SM Energy Company
Crescent Energy Company	Sitio Royalties Corp.
Gulfport Energy Corporation	Talos Energy Inc.
HighPeak Energy, Inc.	Vital Energy Inc.
Mach Natural Resources LP

Key Components of Our 2025 Executive Compensation Program and Compensation Mix

Our executive compensation program has been customized to align with our business objectives and to align the interests of our executive officers with those of our unitholders. We annually evaluate the various components of our compensation program relative to the competitive market. Our compensation and benefit programs for 2025 consisted of the following key components, which are described in greater detail below:

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

Long-Term Incentive Awards

The Conflicts and Compensation Committee makes determinations regarding long-term incentive restricted unit awards for NEOs in the first quarter of each year, subsequent to year-end results. The target awards for 2025 performance were set in December 2024, with the actual number of restricted units granted determined in February 2026, after the Conflicts and Compensation Committee reviews the Partnership’s 2025 performance. The Conflicts and Compensation Committee believes that this approach furthers its philosophy of rewarding performance by determining the number of restricted stock units only after the achievement of performance metrics is known. Mr. Rhynsburger does not participate in the executive compensation programs described in this CD&A; his compensation is determined in accordance with the compensation programs applicable to employees generally, which did not include Partnership performance criteria, and instead is based on peer benchmarking for similar positions as well as his individual contributions and performance.

Because the determination of the number of restricted units in respect to 2025 performance is made in February 2026, after year end, pursuant to SEC reporting requirements, the value of those awards is not included in the compensation tables included herein, and will be included in the following year. For example, this year’s Summary Compensation Table reports the value of the restricted units that were granted to NEOs in February 2025 in relation to 2024 fiscal year performance.

Long-term incentive restricted unit awards are made pursuant to the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan. Additionally, each award is subject to the terms and conditions of the award agreement that we entered into with the applicable NEO. The restricted units vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through each applicable vesting date. Upon a grantee’s termination of service for any reason other than death or disability, all unvested restricted units will be immediately forfeited as of the date of termination. In the case of termination resulting from death or disability, all unvested restricted units will become fully vested as of the date of termination. Long-term incentive awards under the executive compensation program have quantitative measures directly linked to the desired financial and operational goals, as described below under “—Factors Used in Determining Incentive Compensation.” The target restricted unit awards set in December 2023 for 2024 performance were 186,000, 165,000 and 102,000 restricted units for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. In February 2025, the Conflicts and Compensation Committee determined that, based on the achievement of performance criteria as set forth in last year’s Form 10-K, that 150.0% of the target restricted units for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be granted for 2024 performance, resulting in awards of 279,000, 247,500 and 153,000 restricted units, respectively. As described above, Mr. Rhynsburger’s compensation was determined based on benchmarking of similar positions, and he was granted 16,025 restricted units. Because these grants were made in 2025, they are included in the compensation tables included in this Form 10-K.

In December 2024, the Conflicts and Compensation Committee set the target restricted unit awards for 2025 performance at 186,000, 165,000 and 102,000 restricted units for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. The Conflicts and Compensation Committee’s decisions as to the actual number of restricted units granted were made in February 2026, after the review of the achievement of compensation factors, as described below.

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

As described above, Mr. Rhynsburger’s STI Bonus was determined based on benchmarking of similar positions, and he was awarded a STI Bonus of $97,800 for the year ended December 31, 2025.

In December 2024, the Conflicts and Compensation Committee set the target STI Bonuses for 2025 performance at $677,040, $649,740 and $529,620 for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively. The Conflicts and Compensation Committee’s decisions as to the actual STI Bonuses earned for 2025 performance was made in February 2026, after the review of the achievement of compensation factors, as described below.

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

The chart below displays each compensation factor for 2025, its relative weight, the target objective and the percentage of the target STI Bonuses and target restricted units to be awarded based on the level of achievement for such related target objective.

			Percentage of Target to be Awarded Based on Level of Achievement of Target Objective for 2025
Compensation Factor	Weight	Target Objective for 2025	Below Target Objective		At Target Objective	Above Target Objective
Production growth	20%	0% - 4% Growth	50%		100%	150%
PDP reserve replacement	20%	95% - 100% Replacement	50%		100%	150%
Cash G&A expense per BOE	20%	$2.55 - $2.75	50%		100%	150%
Achievement of core competencies	20%	Committee Discretion	50%		100%	150%

			Percentage of Target to be Awarded Based on Peer Ranking of TSR for Calendar Year 2025
Relative unitholder return	20%	Peer Ranking of TSR(1)	4th	3rd	2nd	1st
			50%	75%	150%	200%

(1)	Ranking of total shareholder return (“TSR”) for calendar year 2025 include the following companies: KRP, Black Stone Minerals, L.P., Viper Energy Partners LP and Sitio Royalties Corp. If a peer company is acquired during year, TSR will be calculated from January 1, 2025 through the day of the deal closing.

Pearl Meyer’s analysis determined that the proposed 2025 compensation at the target levels was below the median of the peer group for Messrs. Robert D. Ravnaas and above the median for R. Davis Ravnaas and Matthew S. Daly.

The chart below displays our actual 2025 results for each compensation.

Compensation Factor	Weight	Target Objective for 2025	Actual 2025 Results for the Partnership	Actual 2025 Results Compared to Target Objectives
Production growth	20%	0% - 4% Growth	3.3% Growth	At Target
PDP reserve replacement	20%	95% - 100% Replacement	163% Replacement	Above Target
Cash G&A expense per BOE	20%	$2.55 - $2.75	$2.48	Above Target
Achievement of core competencies	20%	Committee Discretion	At Target	At Target
Relative unitholder return	20%	Peer Ranking of TSR	4th	Below Target

The 2025 STI Bonuses and restricted unit awards were calculated using the respective percentage of level of achievement of each target objective and multiplying it by the target STI Bonuses and restricted unit award. Our actual results achieved with respect to the four quantitative compensation factors were above the target objective for two quantitative factors, at the target objective for one quantitative factor and below the target objective for the fourth quantitative factor for 2025. For the fifth and sole qualitative compensation factor, the Conflicts and Compensation Committee determined that the NEOs had met the target objective for the achievement of core competencies. As each compensation factor was equally weighted at 20% and the actual results achieved for two compensation factors were above the target objective, two compensation factors were at the target objective and one compensation factor was below the target objective, the Conflicts and Compensation Committee determined that the STI Bonuses and restricted unit awards for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly would be set at amounts equal to 110.0% of their 2025 target amounts. The chart below displays the actual 2025 STI Bonuses earned and restricted unit awards granted for 2025 performance, based on the level of achievement of each compensation factor.

Name	Long-Term Restricted Units Awarded (1)	STI Bonus Earned
Robert D. Ravnaas	204,600	$744,744
R. Davis Ravnaas	181,500	$714,714
Matthew S. Daly	112,200	$582,582
R. Blayne Rhynsburger (2)	42,375	$97,800
(1)	As described above, the restricted units were not granted until February 2026, after the Conflicts and Compensation Committee’s determination of the achievement of 2025 compensation factors.
(2)	As described above, Mr. Rhynsburger’s compensation for 2025 was determined pursuant to the compensation programs applicable to employees generally, and not pursuant to the compensation factors described in this CD&A.

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

Respectfully submitted,

Members of the Conflicts and Compensation Committee,

Mr. William H. Adams III, as Chairman, Mr. Craig Stone, Mr. Erik B. Daugbjerg

Summary Compensation Table

The table below presents the annual compensation of our Named Executive Officers for the years ended December 31, 2025, 2024 and 2023. Our NEOs do not hold any equity options, so that portion of the table is omitted below.

				Non-Equity
			Long-Term	Incentive Plan	Other
Name	Year	Salary	Restricted Units (1)(2)	Compensation (1)(3)	Compensation (4)	Total
Robert D. Ravnaas	2025	$677,040	$4,433,310	$744,744	$821,015	$6,676,109
Chairman and CEO	2024	$651,000	$3,640,950	$976,500	$787,143	$6,055,593
	2023	$620,000	$3,105,828	$775,000	$739,161	$5,239,989

R. Davis Ravnaas	2025	$649,740	$3,932,775	$714,714	$730,300	$6,027,529
President and CFO	2024	$624,750	$3,229,875	$937,125	$686,188	$5,477,938
	2023	$595,000	$2,755,170	$743,750	$615,945	$4,709,865

Matthew S. Daly	2025	$529,620	$2,431,170	$582,582	$458,135	$4,001,507
COO	2024	$509,250	$1,996,650	$763,875	$439,448	$3,709,223
	2023	$485,000	$1,703,196	$606,250	$412,798	$3,207,244

R. Blayne Rhynsburger	2025	$318,240	$254,637	$97,800	$67,791	$738,468
Controller	2024	$306,000	$241,305	$72,800	$70,515	$690,620
	2023	$270,000	$233,909	$70,000	$67,841	$641,750
(1)	NEOs receive their long-term incentive restricted units and STI Bonus in the first quarter of the following year, subsequent to year-end results. Long-term incentive restricted units are recognized in the year in which they are awarded, whereas STI Bonuses are recognized in the year in which they are accrued for. As a result, the amounts set forth under “Long-Term Restricted Stock Units” in the table reflect the restricted units that were granted to the executive officers in 2025, the number of which represent the achievement of compensation factors for fiscal 2024.
(2)	Amounts reflect the grant date value as determined pursuant to FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. Amounts for 2025, 2024 and 2023 reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 25, 2025 grant date at $15.89 per common unit, February 16, 2024 grant date at $15.66 per common unit and the February 21, 2023 grant date at $15.18 per common unit, respectively.
(3)	Our non-equity incentive plan compensation consists of the STI Bonus for each of the NEOs.
(4)	Amounts reflected in “Other Compensation” are presented in the table below:

		Distributions
		on Long-Term	401(k) Matching	Total Other
Name	Year	Restricted Units	Contributions	Compensation
Robert D. Ravnaas	2025	$803,515	$17,500	$821,015
	2024	$769,893	$17,250	$787,143
	2023	$722,661	$16,500	$739,161

R. Davis Ravnaas	2025	$712,800	$17,500	$730,300
	2024	$668,938	$17,250	$686,188
	2023	$599,445	$16,500	$615,945

Matthew S. Daly	2025	$440,635	$17,500	$458,135
	2024	$422,198	$17,250	$439,448
	2023	$396,298	$16,500	$412,798

R. Blayne Rhynsburger	2025	$50,291	$17,500	$67,791
	2024	$53,265	$17,250	$70,515
	2023	$51,341	$16,500	$67,841

Grants of Plan-Based Awards

The following table provides information concerning each grant of an award made to a named executive officer for fiscal year 2025. Our NEOs do not hold any equity options, so that portion of the table is omitted below.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Minimum	Target	Maximum	Minimum	Target	Maximum	Total (3)
Robert D. Ravnaas	—	$338,520	$677,040	$1,083,264
	2/25/2025				93,000	186,000	297,600	$4,433,310

R. Davis Ravnaas	—	$324,870	$649,740	$1,039,584
	2/25/2025				82,500	165,000	264,000	$3,932,775

Matthew S. Daly	—	$264,810	$529,620	$847,392
	2/25/2025				51,000	102,000	163,200	$2,431,170

R. Blayne Rhynsburger	—	$97,800	$97,800	$97,800
	2/25/2025				16,025	16,025	16,025	$254,637
(1)	Amounts in these columns represent the minimum, target, and maximum possible payouts for STI Bonus. The actual value of bonuses paid to our NEOs for 2025 under this program can be found in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above. STI Bonuses were approved by the Conflicts and Compensation Committee on February 24, 2026.
(2)	Amounts in these columns represent the minimum, target, and maximum possible awards for long-term incentive restricted units. The actual number of restricted units granted were: 279,000, 247,500 and 153,000 for Messrs. Robert D. Ravnaas, R. Davis Ravnaas and Matthew S. Daly, respectively.
(3)	Amounts reflect the grant date value as determined pursuant to FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. Amounts reflect the grant date fair value of our common units, computed based on the average of the opening and closing price on the February 25, 2025 grant date at $15.89 per common unit. These amounts are included in the “Long Term Restricted Units” column of the Summary Compensation Table above.

Outstanding Equity Awards

The following table reflects information regarding outstanding unvested restricted units held by our NEOs as of December 31, 2025. Our NEOs do not hold any equity options, so that portion of the table is omitted below.

	Unit Awards
	Number of	Market Value of
	Restricted Units that	Restricted Units that
Name	have not vested (1)	have not vested (2)
Robert D. Ravnaas	502,197	$5,905,837
R. Davis Ravnaas	445,500	$5,239,080
Matthew S. Daly	275,397	$3,238,669
R. Blayne Rhynsburger	31,432	$369,640
(1)	The NEO’s outstanding restricted units will generally vest in accordance with the schedule set forth above under “Long-Term Incentive Awards” so long as the NEO remains employed by the Partnership or one of its affiliates through such dates.
(2)	Reflects the market value of our common units computed based on the closing price, $11.76, of our common units on December 31, 2025.

Units Vested

The following table provides information related to the vesting of restricted units held by a named executive officer during fiscal year ended 2025. Our NEOs do not hold any equity options, so that portion of the table is omitted below.

Name	Date Vested	Number of Units Acquired on Vesting	Value of Unit Realized on Vesting	Total
Robert D. Ravnaas	3/3/2025	71,041	15.32	$1,088,348
	3/3/2025	68,199	15.32	$1,044,809
	3/4/2025	77,502	14.42	$1,117,579

R. Davis Ravnaas	3/3/2025	55,000	15.32	$842,600
	3/3/2025	60,500	15.32	$926,860
	3/4/2025	68,750	14.42	$991,375

Matthew S. Daly	3/3/2025	38,958	15.32	$596,837
	3/3/2025	37,399	15.32	$572,953
	3/4/2025	42,502	14.42	$612,879

R. Blayne Rhynsburger	3/3/2025	4,756	15.32	$72,862
	3/3/2025	5,137	15.32	$78,699
	3/4/2025	5,137	14.42	$74,076
(1)	Value calculated based on the closing price on the NYSE of our common units on the day prior to the vesting date.

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

The following table presents payments that would occur in the event of death or disability, or change in control, as applicable, as of the last business day of 2025. Our NEOs do not hold any equity options, so that portion of the table is omitted below.

	Unit Awards
	Number of	Market Value of
	Restricted Units Vested	Restricted Units Vested
Name	Upon Qualifying Event	Upon Qualifying Event
Robert D. Ravnaas	502,197	$5,905,837
R. Davis Ravnaas	445,500	$5,239,080
Matthew S. Daly	275,397	$3,238,669
R. Blayne Rhynsburger	31,432	$369,640

Director Compensation

Officers or employees of the Partnership who also serve as directors of our General Partner will not receive additional compensation for such service. Each director of our General Partner who is not employed by Kimbell Operating or engaged by Kimbell Operating through a management services agreement (a “non-employee director”) receives the following cash compensation:

●	(i) for a non-independent director, an annual base retainer fee of $87,318 per year or (ii) for an independent director, an annual base retainer fee of $115,977 per year,
●	an additional retainer of $15,000 per year for an independent director who serves as a member of the Audit Committee or the Conflicts and Compensation Committee, and
●	all retainers are paid in cash on a quarterly basis in arrears. Our non-employee directors do not receive any meeting fees, but each director is reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board of Directors or its committees.

In addition to cash compensation, our non-employee directors receive annual equity-based compensation under the LTIP. Our non-employee directors were granted awards under the LTIP on February 25, 2025 consisting of 82,965 restricted units and 119,922 restricted units on each February 19, 2024 and February 21, 2023.

The following table provides information concerning the compensation of our directors who are not NEOs for the year ended December 31, 2025. Our NEOs do not hold any equity options, so that portion of the table is omitted below.

			All Other
Name	Fees Earned	Unit Awards (5)	Compensation	Total
William H. Adams III (1)	$130,977	$179,335	$—	$310,312
Erik Daugbjerg (1)	$130,977	$179,335	$—	$310,312
T. Scott Martin (2)	$87,318	$132,141	$—	$219,459
Craig Stone (1)	$130,977	$179,335	$—	$310,312
Brett G. Taylor (3)	$—	$3,081,135	$619,164	$3,700,299
Mitch S. Wynne (4)	$—	$648,169	$120,000	$768,169
(1)	Mr. Adams’, Mr. Daugbjerg’s and Mr. Stone’s Fees Earned include the annual cash retainer fee and committee member fees for each non-employee director, as more fully explained above. Mr. Adams, Mr. Daugbjerg and Mr. Stone each have 21,543 unvested restricted units outstanding as of December 31, 2025.
(2)	Mr. Martin’s Fees Earned includes the annual cash retainer fee for each non-employee director, as more fully explained above. Mr. Martin has 15,873 unvested restricted units outstanding as of December 31, 2025.
(3)	Mr. Taylor’s All Other Compensation consists of his salary and bonus earned as an employee of Kimbell Operating. Mr. Taylor has 349,024 unvested restricted units outstanding as of December 31, 2025.
(4)	Mr. Wynne’s All Other Compensation consists of payments made to K3 Royalties, LLC (“K3 Royalties”) as described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreements.” Mr. Wynne has 81,582 unvested restricted units outstanding as of December 31, 2025.

(5)	Amounts reflect the grant date value as determined pursuant to FASB ASC Topic 718, “Compensation – Stock Compensation”, without regard to potential forfeitures. The grant date fair value of our common units is computed based on the average of the opening and closing price on the February 25, 2025 grant date at $15.89 per common unit.

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

Pay Ratio

Pursuant to Item 402(u) of Regulation S-K, we are disclosing the pay ratio and supporting information comparing the median of the annual total compensation of our employees (including full-time, part-time, seasonal and temporary employees) other than Mr. Robert D. Ravnaas, our Chief Executive Officer, and the annual total compensation of our Chief Executive Officer. The pay ratio is calculated in a manner consistent with Item 402(u) of Regulation S-K. For the year ended December 31, 2025, our last completed fiscal year:

●	The median of the annual total compensation of all of our employees, other than our Chief Executive Officer, is $434,699
●	The annual total compensation of our Chief Executive Officer is $6,676,109.
●	The ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees is 15 to 1.

To identify the median employee for 2025 (the “2025 Median Employee”), we reviewed our employee population as of December 31, 2025. For 2025, we used wages reported in Box 1 of IRS Form W-2 during the 12-month period ending on December 31, 2025, as a consistently applied compensation measure. We did not annualize the wages for new employees or employees on unpaid leave of absence who were employed for less than the full fiscal year, or make cost of living adjustments. Based on this methodology, we identified an employee whose compensation was at the median of the employee data.

Once we identified the 2025 Median Employee, we calculated the annual total compensation using the rules applicable to the Summary Compensation Table. With respect to the annual total compensation of our Chief Executive Officer we used the amount reported in the “Total” column for 2025 in the Summary Compensation Table above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table presents information regarding the beneficial ownership of our common units and Class B units as of February 20, 2026 by:

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

				Percentage of
			Common Units	Common Units
	Common	Class B	Beneficially	Beneficially
Name of Beneficial Owner	Units	Units	Owned (1)	Owned (1)
MB Minerals, L.P. (2)	4,541,914	5,369,218	9,911,132	9.2%
Directors and Officers
Robert D. Ravnaas (3)	1,274,759	—	1,274,759	1.2%
R. Davis Ravnaas (4)	1,329,653	—	1,329,653	1.2%
Matthew S. Daly (5)	682,843	—	682,843	*	%
Blayne Rhynsburger (6)	43,663	—	43,663	*	%
Brett G. Taylor (7)	899,514	—	899,514	*	%
Mitch S. Wynne (8)	281,463	—	281,463	*	%
T. Scott Martin (9)	107,558	—	107,558	*	%
William H. Adams III	101,460	—	101,460	*	%
Craig Stone	76,188	—	76,188	*	%
Erik B. Daugbjerg	105,991	—	105,991	*	%
All directors and executive officers as a group (10 persons)	4,903,092	—	4,903,092	4.5%
*	Less than 1%
(1)	Assumes the full exchange of all outstanding OpCo common units and Class B units for common units.
(2)	Based on a Schedule 13D/A filed on May 19, 2023, the holder’s beneficial ownership includes 4,541,914 Common Units that are held of record by EnCap Energy Capital Fund VIII, L.P. (“EnCap Fund VIII”), and 5,369,218 Class B Units (and an equivalent number of OpCo common units) that are held of record by MB Minerals, L.P. EnCap Partners GP is the sole general partner of EnCap Partners, LP, which is the managing member of EnCap Investments Holdings, LLC, a Delaware limited liability company, which is the sole member of EnCap Investments GP, L.L.C., a Delaware limited liability company, which is the general partner of EnCap Investments L.P., which is the general partner of EnCap Equity Fund VIII GP, L.P. and EnCap Equity Fund IX GP, L.P., a Delaware Limited partnership, which are the sole general partners of EnCap Fund VIII and EnCap Fund IX, respectively. EnCap Fund IX is the sole stockholder of Sabalo Midland Basin, which is the general partner of MB Minerals. Therefore, EnCap Partners GP, through its indirect ownership and management of EnCap Fund VIII and MB Minerals, may be deemed to share the right to direct the vote or disposition of the reported Securities. The securities reported above are beneficially owned by MB Minerals, L.P. The principal business address of MB Minerals, L.P. is 9651 Katy Freeway, Suite 600, Houston, TX, 77024.
(3)	Robert D. Ravnaas is a partner, member of or trustee in certain entities that directly or indirectly hold, in the aggregate, 799,404 common units, of which 772,562 common units are deemed to be beneficially owned by Mr. Ravnaas and included in the table above. Mr. R. Ravnaas is also a partner or member in certain entities that hold, in the aggregate, 3,076,559 Class B units, however Mr. R. Ravnaas is deemed not to beneficially own any of the Class B units held by such entities. Mr. R. Ravnaas has a pecuniary interest in an aggregate of approximately 772,562 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. R. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(4)	R. Davis Ravnaas is a partner or member in certain entities that hold, directly or indirectly, in the aggregate, 332,492 common units, of which 290,022 common units are deemed to be beneficially owned by Mr. Ravnaas and included in the table above. Mr. D. Ravnaas is also a partner or member in certain entities that hold, in the aggregate 3,076,559 Class B units, however Mr. D. Ravnaas is deemed not to beneficially own any of the Class B units held by such entities. Mr. D. Ravnaas has a pecuniary interest in an aggregate of approximately 290,022 common units and 15,163

Class B units based on his ownership interest in such entities, and Mr. D. Ravnaas disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(5)	Matthew Daly is a member of an entity that holds 2,813,179 Class B units, however Mr. Daly is not deemed to beneficially own any of the Class B units held by such entity. Mr. Daly has a pecuniary interest in approximately 3,516 Class B units owned by the entity based on his ownership interest in that entity, and Mr. Daly disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.
(6)	Blayne Rhynsburger is a member of an entity that indirectly holds 2,813,179 Class B units, however Mr. Rhynsburger is not deemed to beneficially own any of the Class B units held by such entity. Mr. Rhynsburger has a pecuniary interest in approximately 563 Class B units owned by the entity based on his ownership interest in that entity, and Mr. Rhynsburger disclaims beneficial ownership of the securities that may be deemed to be owned by such entity except to the extent of his pecuniary interest therein.
(7)	Brett G. Taylor is a partner in, member of or sole trustee of certain entities that hold, directly or indirectly, in the aggregate, 373,519 common units, and Mr. Taylor may be deemed to have voting or investment power with respect to such common units. Mr. Taylor has a pecuniary interest in an aggregate of approximately 353,519 common units based on his ownership interest in such entities, and Mr. Taylor disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(8)	Mitch S. Wynne is a member of or trustee of certain entities that hold, directly or indirectly, in the aggregate, 49,916 common units, and Mr. Wynne may be deemed to have voting or investment power with respect to all of such common units. Mr. Wynne has a pecuniary interest in an aggregate of approximately 13,000 common units based on his ownership interest in such entities, and Mr. Wynne disclaims beneficial ownership of the common units that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.
(9)	T. Scott Martin is a member of an entity that holds, in the aggregate, 12,970 common units. Mr. Martin is deemed to beneficially own such common units, and such common units are included in the table above. Mr. Martin is also a partner or member in certain entities that hold, in the aggregate, 3,076,559 Class B units, however Mr. Martin is deemed not to beneficially own any of the Class B units held by such entities. Mr. Martin has a pecuniary interest in approximately 12,970 common units and 15,163 Class B units based on his ownership interest in such entities, and Mr. Martin disclaims beneficial ownership of the securities that may be deemed to be owned by such entities except to the extent of his pecuniary interest therein.

The below table sets forth the beneficial ownership of our Series A preferred units known by us to beneficially hold 5% or more of our Series A preferred units. The Series A Purchasers collectively hold all of the Series A preferred units.

	Series A	Percentage of
	Preferred Units	Series A
	Beneficially	Preferred Units
Name of Beneficial Owner (1)	Owned	Owned
APOLLO DEFINED RETURN AGGREGATOR A, L.P. (2)(3)	19,500	12.0%
APOLLO CREDIT STRATEGIES MASTER FUND, LTD (2)(4)	55,500	34.2%
APOLLO ROYALTIES FUND I, L.P. (5)(6)	20,000	12.3%
AHVF (AIV), L.P. (6)(7)	22,408	13.8%
AHVF TE/892/QFPF (AIV), L.P. (6)(7)	18,200	11.2%
(1)	The principal business address of each selling unitholder is c/o Apollo Capital Management, L.P., 9 West 57th Street, 41st Floor, New York, NY 10019.
(2)	Apollo Capital Management GP, LLC, a Delaware limited liability company (“Capital Management GP”), serves as the general partner of Apollo Capital Management, L.P., a Delaware limited partnership (“Capital Management LP”). Apollo Management Holdings, L.P., a Delaware limited partnership (“Management Holdings”), serves as the sole member and manager of Capital Management GP, and Apollo Management Holdings GP, LLC, a Delaware limited liability company (“Management Holdings GP”), serves as the general partner of Management Holdings. Marc Rowan, James Zelter and Scott Kleinman are the managers, as well as the executive officers, of Management Holdings GP, and thus have voting or investment control over the common units listed above. Each of Messrs. Kleinman, Rowan and Zelter disclaims beneficial ownership of the reported units, other than to the extent of any pecuniary interest he may have therein.
(3)	Apollo Defined Return Management, L.P., a Delaware limited partnership, serves as the investment manager of Apollo Defined Return Aggregator A, L.P. Apollo Defined Return Management GP, LLC, a Delaware limited liability company, serves as the general partner for Apollo Defined Return Management, L.P. Capital Management LP serves as the sole member for Apollo Defined Return Management GP, LLC.
(4)	Apollo ST Fund Management LLC, a Delaware limited liability company, serves as the investment manager for Apollo Credit Strategies Master Fund Ltd. Apollo ST Operating LP, a Delaware limited partnership, serves as the sole member for Apollo ST Fund Management LLC. Apollo ST Capital LLC, a Delaware limited liability company, serves as the sole member for Apollo ST Operating LP. ST Management Holdings, LLC, a Cayman Islands limited liability company, serves as the sole member for Apollo ST Capital LLC. Capital Management LP serves as the managing member for ST Management Holdings, LLC.
(5)	Apollo Royalties Management I, LLC, a Delaware limited liability company, serves as the investment manager for Apollo Royalties Fund I, L.P. Apollo Management, L.P., a Delaware limited partnership (“Management LP”), serves as the sole member for Apollo Royalties Management I, LLC.
(6)	Apollo Management GP, LLC, a Delaware limited liability company, serves as the general partner for Management LP. Management Holdings serves as the sole member for Apollo Management GP, LLC. Management Holdings GP serves as the general partner for Management Holdings. Marc Rowan, James Zelter and Scott Kleinman are the managers of Apollo Management Holdings GP, LLC and thus have voting or investment control over the common units listed above. Each of Messrs. Kleinman, Rowan and Zelter disclaims beneficial ownership of the reported units, other than to the extent of any pecuniary interest he may have therein.
(7)	Apollo Hybrid Value Management, L.P., a Delaware limited partnership (“Hybrid Value Management LP”), serves as the investment manager for AHVF (AIV), L.P., AHVF TE/892/QFPF (AIV), L.P. and AHVF Intermediate Holdings, L.P. Apollo Hybrid Value Management GP, LLC, a Delaware limited liability company (“Hybrid Value Management GP”), serves as the general partner for Hybrid Value Management LP. Management LP serves as the sole member for Hybrid Value Management GP.

The below table sets forth the beneficial ownership of the equity interests in our General Partner:

Name of Beneficial Owner (1)	Membership Interest
Kimbell GP Holdings, LLC (2)	100%
Robert D. Ravnaas (3)	33.33%
Brett G. Taylor (3)	33.33%
Mitch S. Wynne (3)	16.67%
(1)	The address for each beneficial owner in this table is 777 Taylor Street, Suite 810, Fort Worth, Texas 76102.
(2)	Kimbell GP Holdings, LLC is controlled by entities affiliated with Robert D. Ravnaas, Brett G. Taylor and Mitch S. Wynne.
(3)	Messrs. R. Ravnaas, Taylor and Wynne, by virtue of their indirect ownership interest in Kimbell GP Holdings, LLC, which owns our General Partner, may be deemed to beneficially own the non-economic general partner interest in us held by our General Partner. Each of Messrs. R. Ravnaas, Taylor and Wynne disclaims beneficial ownership of this interest.

Equity Compensation Plan Information

On May 1, 2024, the Board of Directors approved and adopted the first amendment to the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (as so amended, the “A&R LTIP”), which increased the number of common units available to be awarded under the A&R LTIP by 4,684,622 common units, which increased the total number of common units available to be awarded under the A&R LTIP, after taking into account previously awarded common units, to 6,765,012 common units. The following table provides certain information with respect to this plan as of December 31, 2025:

Number of
	Securities to be	Weighted	Number of Securities
	Issued Upon	-Average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants	Warrants and	Securities Reflected in
	and Rights(1)	Rights(2)	Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	—	5,551,401
Equity compensation plans not approved by unitholders	—	—	—
Total	—	—	5,551,401
(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 12,926,222 units of which, 7,374,821 restricted and common units have been granted. Because these awards have already resulted in the issuance of common units (whether or not restricted), they are not included in column (a).

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

As of February 20, 2026, Kimbell Holdings owns 30,000 common units, representing 0.03% of our limited partner interests outstanding. In addition, Kimbell Holdings owns a 100.0% membership interest in the General Partner, which owns a non-economic general partner interest in us. Messrs. R. Ravnaas and Taylor each own a 33.33% interest in Kimbell Holdings, and Mr. Wynne owns a 16.67% interest in Kimbell Holdings. Kimbell Holdings and each of the Sponsors may be deemed to be a “parent” by virtue of their control over the General Partner. Please read “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for more information relating to each Sponsor’s beneficial ownership in us and the General Partner.

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

Management Services Agreements

Management Services Agreement with Kimbell Operating

We have entered into a management services agreement with Kimbell Operating, pursuant to which Kimbell Operating provides management, administrative, operational and acquisition services to us, including via the services agreements with the Sponsor Managers and the Non-Sponsor Managers (each as defined below). The management services agreement with Kimbell Operating is under terms and conditions similar to those described below in “—Services Agreements with Our Sponsors” and “—Other Services Agreements,” except that neither party to the agreement may terminate unless all of the services agreements with the Sponsor Managers and the Non-Sponsor Managers have terminated. During the years ended December 31, 2025, 2024 and 2023, we paid to Kimbell Operating services fees equal to $0.1 million, respectively, which amounts represent an estimated allocation of all projected costs to be incurred by Kimbell Operating in providing such services to us for the respective year, including pursuant to the services agreements with the Sponsor Managers and the Non-Sponsor Managers.

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

Service Fees and Reimbursement. Under the services agreement, Kimbell Operating paid to K3 Royalties a monthly services fee of $10,000 for the years ended December 31, 2025, 2024 and 2023. These amounts represent an estimated allocation of all projected costs to be incurred by such Sponsor Manager in providing services to Kimbell Operating for the respective year. Upon the approval of the Board of Directors, Kimbell Operating will continue to pay a monthly services fee of $10,000 to K3 Royalties, for the period from January 1, 2026 through December 31, 2026.

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

John Wynne, the son of Mitch S. Wynne, acts as our agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to us. John Wynne derived a commission of approximately $25,700, $26,400 and $26,500 for the years ended December 31, 2025, 2024 and 2023, respectively, for the placement of our insurance coverage. Our annual premium expense was approximately $583,300, $599,600 and $602,600 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Item 14. Principal Accounting Fees and Services

We have engaged Grant Thornton LLP as our independent registered public accounting firm. The Audit Committee’s charter requires the Audit Committee to approve in advance all audit and non-audit services to be provided by Grant Thornton LLP. All services reported in the audit, audit-related, tax and all other fees categories below with respect to our annual reports for the years ended December 31, 2025, 2024 and 2023 were approved by the Audit Committee. The following table sets forth audit and non-audit fees we have paid to Grant Thornton LLP for the periods indicated (in thousands).

	Year Ended December 31,
	2025	2024	2023
Audit Fees (1)	$1,016,000	$1,032,000	$1,011,000
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	—	—	—
All Other Fees (4)	—	—	—
Total	$1,016,000	$1,032,000	$1,011,000
(1)	Audit fees represent aggregate fees for audit services, which relate to the fiscal year consolidated audit, quarterly reviews, registration statements and comfort letters.
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

Second Amended and Restated Credit Agreement, dated as of December 16, 2025, by and among Kimbell Royalty Partners, LP, each of the guarantors party thereto, the several lenders from time to time parties thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on December 16, 2025)

10.7†	—

Management Services Agreement, dated February 8, 2017, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on February 14, 2017)

10.8†	—

Amendment No. 1 to Management Services Agreement, dated December 10, 2018, by and among Kimbell Royalty Partners, LP, Kimbell Royalty GP, LLC, Kimbell Royalty Holdings, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.10 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 12, 2019)

10.9†	—

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

10.11†	—

Amendment No. 1 to Management Services Agreement, dated March 7, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.11 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 9, 2018)

10.12†	—

Amendment No. 2 to Management Services Agreement, dated December 10, 2018, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.17 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on March 12, 2019)

10.13†	—

Amendment No. 3 to Management Services Agreement, dated December 16, 2019, by and between K3 Royalties, LLC and Kimbell Operating Company, LLC (incorporated by reference to Exhibit 10.18 to Kimbell Royalty Partners, LP’s Form 10-K filed on February 28, 2020)

10.14	—

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

10.15	—

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

10.16	—

Purchase and Sale Agreement, dated as of January 7, 2025, by and between Boren Minerals and Kimbell Royalty Partners, LP. (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8 K filed on January 7, 2025)

19.1	—	Kimbell Royalty Partners, LP Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Kimbell Royalty Partners, LP’s Current Report on Form 10 K filed on February 27, 2025)
21.1*	—	List of Subsidiaries of Kimbell Royalty Partners, LP
23.1*	—	Consent of Grant Thornton LLP
23.2*	—	Consent of Ryder Scott Company, L.P.
31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	—	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350
32.2**	—	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350
97.1	—

Kimbell Royalty Partners, LP Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Kimbell Royalty Partners, LP’s Annual Report on Form 10-K filed on February 21, 2024)

99.1*	—	Report of Ryder Scott Company, L.P. as of December 31, 2025
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: February 26, 2026	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Ravnaas	Chairman of the Board of Directors and Chief
Robert D. Ravnaas	Executive Officer (Principal Executive Officer)	February 26, 2026

/s/ R. Davis Ravnaas	President and Chief Financial Officer (Principal
R. Davis Ravnaas	Financial Officer)	February 26, 2026

/s/ R. Blayne Rhynsburger
R. Blayne Rhynsburger	Controller (Principal Accounting Officer)	February 26, 2026

/s/ William H. Adams III
William H. Adams III	Director	February 26, 2026

/s/ Erik B. Daugbjerg
Erik B. Daugbjerg	Director	February 26, 2026

/s/ T. Scott Martin
T. Scott Martin	Director	February 26, 2026

/s/ Craig Stone
Craig Stone	Director	February 26, 2026

/s/ Brett G. Taylor
Brett G. Taylor	Director	February 26, 2026

/s/ Mitch S. Wynne
Mitch S. Wynne	Director	February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Kimbell Royalty GP, LLC and Unitholders of

Kimbell Royalty Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kimbell Royalty Partners, LP (a Delaware limited partnership) and subsidiaries (collectively, the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued oil, natural gas, and NGL revenues

As described further in Note 2 to the consolidated financial statements, the Partnership recognizes oil, natural gas, and NGL revenues in the month production is delivered to the purchaser. As a non-operator and an owner of mineral and royalty interests, the Partnership has no involvement or operational control over the volumes and method of sale of the oil, natural gas, and NGLs produced and sold from the properties. The Partnership has limited visibility to when wells start producing and production settlement statements from operators may not be received for one to four months after the date production is delivered. As a result, the Partnership is required to estimate accrued revenues each reporting period based on estimates of production delivered to purchasers and the prices that will be received on those volumes. As of December 31, 2025, the Partnership has accrued $37 million of revenues, within the oil, natural gas, and NGL receivables line item in the consolidated balance sheet. We identified the estimation of accrued oil, natural gas, and NGL revenues as a critical audit matter.

The principal consideration for our determination that the estimation of accrued oil, natural gas, and NGL revenues is a critical audit matter is that auditing the Partnership’s estimate of accrued oil, natural gas, and NGL revenues is complex and judgmental as changes in certain inputs and assumptions, such as estimated production volumes and the price that will be received for those volumes, could have a significant impact on the measurement of accrued oil, natural gas, and NGL revenues.

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

Dallas, Texas

February 26, 2026

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

	(In thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$43,977	$34,168
Oil, natural gas and NGL receivables	36,582	45,924
Derivative assets	6,504	2,404
Accounts receivable and other current assets	1,420	2,771
Total current assets	88,483	85,267
Property and equipment, net	629	267
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($174,189 and $115,200 excluded from depletion at December 31, 2025 and December 31, 2024, respectively)	2,271,470	2,048,712
Less: accumulated depreciation, depletion and impairment	(1,148,157)	(1,023,890)
Total oil and natural gas properties, net	1,123,313	1,024,822
Right-of-use assets, net	4,606	3,730
Derivative assets	2,587	566
Loan origination costs, net	9,722	5,263
Total assets	$1,229,340	$1,119,915

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,144	$6,505
Other current liabilities	7,097	5,986
Derivative liabilities	—	255
Total current liabilities	10,241	12,746
Operating lease liabilities, excluding current portion	4,411	3,562
Derivative liabilities	28	879
Long-term debt	441,500	239,160
Other liabilities	—	73
Total liabilities	456,180	256,420
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A preferred units (162,500 and 325,000 units issued and outstanding as of December 31, 2025 and 2024, respectively)	158,793	316,002
Kimbell Royalty Partners, LP unitholders' equity:
Common units (93,396,488 units and 80,969,651 units issued and outstanding as of December 31, 2025 and 2024, respectively)	531,121	463,496
Class B units (14,491,540 units and 14,524,120 units issued and outstanding as of December 31, 2025 and 2024, respectively)	724	726
Total Kimbell Royalty Partners, LP unitholders' equity	531,845	464,222
Non-controlling interest in OpCo	82,522	83,271
Total unitholders' equity	614,367	547,493
Total liabilities, mezzanine equity and unitholders' equity	$1,229,340	$1,119,915

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except per unit data)
Revenue
Oil, natural gas and NGL revenues	$317,473	$304,605	$267,586
Lease bonus and other income	4,266	6,047	5,594
Gain (loss) on commodity derivative instruments, net	12,091	(1,345)	20,888
Total revenues	333,830	309,307	294,068
Costs and expenses
Production and ad valorem taxes	20,440	20,407	20,326
Depreciation and depletion expense	124,554	135,123	96,477
Impairment of oil and natural gas properties	—	62,118	18,220
Marketing and other deductions	16,350	16,122	12,566
General and administrative expense	39,657	38,543	35,678
Consolidated variable interest entities related:
General and administrative expense	—	—	927
Total costs and expenses	201,001	272,313	184,194
Operating income	132,829	36,994	109,874
Other (expense) income
Interest expense	(34,470)	(26,695)	(25,950)
Loss on extinguishment of debt	—	—	(480)
Other expense	(12)	—	(181)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	—	3,509
Net income before income taxes	98,347	10,299	86,772
Income tax (benefit) expense	(1,304)	(771)	3,766
Net income	99,651	11,070	83,006
Distribution and accretion on Series A preferred units	(34,852)	(21,091)	(6,310)
Net (income) loss and distributions and accretion on Series A preferred units attributable to non-controlling interests	(8,704)	1,254	(16,465)
Distribution to Class B unitholders	(58)	(72)	(89)
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP	$56,037	$(8,839)	$60,142

Net income (loss) per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.62	$(0.12)	$0.93
Diluted	$0.62	$(0.12)	$0.91
Weighted average number of common units outstanding
Basic	90,803	76,240	66,595
Diluted	121,307	116,049	93,058

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total

	(In thousands)
Balance at January 1, 2023	64,232	463,752	15,484	774	111,983	$576,509
Common units issued for equity offering	8,338	110,711	—	—	—	110,711
Units issued for acquisition	557	8,655	5,369	268	83,384	92,307
Conversion of Class B units to common units	6	48	(6)	—	(48)	—
Restricted units repurchased for tax withholding	(280)	(4,852)	—	—	—	(4,852)
Unit-based compensation	998	13,112	—	—	—	13,112
Distributions to unitholders	—	(120,373)	—	—	(31,551)	(151,924)
Distribution and accretion on Series A preferred units	—	(4,921)	—	—	(1,389)	(6,310)
Distribution to Class B unitholders	—	(89)	—	—	—	(89)
Accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation	—	1,193	—	—	380	1,573
Change in ownership of consolidated subsidiaries, net	—	23,421	—	—	(23,421)	—
Net income	—	65,152	—	—	17,854	83,006
Balance at December 31, 2023	73,851	555,809	20,847	1,042	157,192	714,043
Conversion of Class B units to common units	6,323	44,716	(6,323)	(316)	(44,716)	(316)
Restricted units repurchased for tax withholding	(292)	(4,914)	—	—	—	(4,914)
Unit-based compensation	1,088	16,386	—	—	—	16,386
Distributions to unitholders	—	(135,880)	—	—	(31,733)	(167,613)
Distribution and accretion on Series A preferred units	—	(17,536)	—	—	(3,555)	(21,091)
Distribution to Class B unitholders	—	(72)	—	—	—	(72)
Change in ownership of consolidated subsidiaries, net	—	(3,782)	—	—	3,782	—
Net income	—	8,769	—	—	2,301	11,070
Balance at December 31, 2024	80,970	463,496	14,524	726	83,271	547,493
Common units issued for equity offering	11,500	163,575	—	—	—	163,575
Conversion of Class B units to common units	32	187	(32)	(2)	(187)	(2)
Restricted units repurchased for tax withholding	(315)	(5,081)	—	—	—	(5,081)
Forfeiture of restricted units	(4)	(57)	—	—	—	(57)
Unit-based compensation	1,213	16,323	—	—	—	16,323
Distributions to unitholders	—	(149,435)	—	—	(23,190)	(172,625)
Distribution and accretion on Series A preferred units	—	(30,169)	—	—	(4,683)	(34,852)
Distribution to Class B unitholders	—	(58)	—	—	—	(58)
Change in ownership of consolidated subsidiaries, net	—	(13,924)	—	—	13,924	—
Net income	—	86,264	—	—	13,387	99,651
Balance at December 31, 2025	93,396	$531,121	14,492	$724	$82,522	$614,367

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,651	$11,070	$83,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	124,554	135,123	96,477
Impairment of oil and natural gas properties	—	62,118	18,220
Amortization of right-of-use assets	348	349	336
Amortization of loan origination costs	2,356	2,126	1,943
Loss on extinguishment of debt	—	—	480
Unit-based compensation	16,323	16,386	13,112
Forfeiture of restricted units	(57)	—	—
(Gain) loss on derivative instruments, net of settlements	(7,227)	12,211	(26,371)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	9,343	13,096	(12,027)
Accounts receivable and other current assets	1,352	(1,071)	1,863
Accounts payable	(917)	(90)	509
Other current liabilities	1,039	(20)	1,264
Operating lease liabilities	(303)	(382)	(348)
Consolidated variable interest entities related:
Interest earned on marketable securities in trust account	—	—	(3,509)
Other assets and liabilities	—	—	(687)
Net cash provided by operating activities	246,462	250,916	174,268
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(734)	(188)	(141)
Proceeds from sale of property and equipment	12	—	—
Purchase of oil and natural gas properties	(222,759)	(22)	(490,666)
Proceeds from trust of variable interest entity	—	—	931
Consolidated variable interest entities related:
Cash paid for transaction costs	—	—	32
Cash received from investments held in trust	—	—	243,167
Net cash used in investing activities	(223,481)	(210)	(246,677)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Series A preferred units, net of issuance costs	—	—	313,951
Proceeds from equity offering, net of issuance costs	163,575	—	110,711
Contributions from Class B unitholders	—	—	268
Redemption of Class B contributions on converted units	(2)	(316)	—
Redemption of Series A preferred units	(179,908)	—	—
Distribution to common unitholders	(149,435)	(135,880)	(120,373)
Distribution to OpCo unitholders	(23,190)	(31,733)	(31,551)
Distribution to Series A preferred unitholders	(14,598)	(19,513)	(962)
Distribution to Class B unitholders	(58)	(72)	(89)
Borrowings on long-term debt	695,636	4,960	201,084
Repayments on long-term debt	(493,296)	(60,000)	(139,900)
Payment of loan origination costs	(6,815)	(63)	(6,745)
Restricted units repurchased for tax withholding	(5,081)	(4,914)	(4,852)
Consolidated variable interest entities related:			—
Redemption of Kimbell Tiger Acquisition Corporation equity units	—	—	(243,167)
Net cash (used in) provided by financing activities	(13,172)	(247,531)	78,375
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,809	3,175	5,966
CASH AND CASH EQUIVALENTS, beginning of period	34,168	30,993	25,027
CASH AND CASH EQUIVALENTS, end of period	$43,977	$34,168	$30,993

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Supplemental cash flow information:
Cash paid for interest	$31,910	$25,278	$23,728
Cash (refund from) paid for taxes	$(3,928)	$—	$2,281
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$—	$—	$92,039
Deemed distribution to Series A preferred units	$1,070	$1,579	$474
Distribution on Series A preferred units in accounts payable	$2,458	$4,902	$4,875
Recognition of tenant improvement asset	$73	$125	$125
Right-of-use assets obtained in exchange for operating lease liabilities	$1,224	$1,890	$—
Consolidated variable interest entities related:
Reduction of deferred underwriting commission associated with redemption of Kimbell Tiger Acquisition Corporation equity units	$—	$—	$(8,050)

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

Global Conflicts

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas. These conflicts, along with the recent U.S. military action in Venezuela, and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, the Partnership has not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, the Partnership will continue to monitor for events that could materially impact them.

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

Oil, Natural Gas and NGL Receivables

Oil, natural gas and NGL receivables consists of revenue payments due to the Partnership from its mineral and royalty interests. The Partnership estimates and records an allowance for expected credit losses when failure to collect the receivable is considered probable based on the relevant facts and circumstances surrounding the receivable. As of December 31, 2025 and 2024, no allowance for expected credit losses is deemed necessary based upon a review of current receivables and the lack of historical write offs.

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

The Partnership’s oil and natural gas properties are depleted on the unit-of-production method using estimates of proved oil, natural gas and NGL reserves. Sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change. No gains or losses were recorded for the years ended December 31, 2025, 2024 or 2023.

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

Due to the nature of the Partnership’s mineral and royalty interests, there are no exploratory activities pending determination, and no exploratory costs were charged to expense for the years ended December 31, 2025, 2024 or 2023.

Earnings (Loss) Per Unit

Basic earnings (loss) per common unit is calculated by dividing net income attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s A&R LTIP (as defined in Note 12—Unit Based Compensation) and potential conversion of Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”) and Class B units representing limited partnership interests in the Partnership (“Class B units”). The Partnership uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding Series A preferred units and Class B units (and corresponding units of Kimbell Royalty Partners, LP), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding restricted units granted under the Partnership’s A&R LTIP.

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

Uncertain tax positions are recognized in the financial statements only if that position is more-likely-than-not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Partnership had no uncertain tax positions at December 31, 2025, 2024 and 2023.

The Partnership recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2025, 2024 and 2023, the Partnership did not recognize any interest or penalty expense related to uncertain tax positions.

Concentration of Credit Risk

The Partnership has no involvement or operational control over the volumes and method of sale of oil, natural gas and NGLs produced and sold from the properties. It is believed that the loss of any single purchaser would not have a material adverse effect on the results of operations.

During the years ended December 31, 2025, 2024 and 2023, the Partnership’s top purchaser accounted for approximately 7.7%, 9.1% and 6.7%, respectively, of oil, natural gas and NGL sales revenue.

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

Non-controlling Interest

Non-controlling interest in the accompanying consolidated financial statements represents OpCo common units, as defined in Note 10—Unitholders’ Equity and Partnership Distributions. The Partnership’s Class B units are exchangeable on a one-for-one basis, together with an equal number of OpCo common units, for common units of the Partnership. When OpCo common unitholders’ relative ownership interest in the Operating Company changes, adjustments to non-controlling interest and common unitholder equity will occur. Because these changes in the Partnership’s ownership interest in the Operating Company did not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, “Consolidation.”

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

The following table disaggregates the Partnership’s oil, natural gas, and NGL revenues for the following periods:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Oil revenue	$195,471	$215,539	$183,151
Natural gas revenue	78,364	50,156	59,525
NGL revenue	43,638	38,910	24,910
Total Oil, natural gas and NGL revenues	$317,473	$304,605	$267,586

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

Prior-Period Performance Obligations

The Partnership records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for one to four months after the date production is delivered, and as a result, the Partnership is required to estimate the revenue to be received based upon the Partnership’s interest. The Partnership records the differences between its estimates and the actual amounts received in the month that payment is received from the producer. Identified differences between the Partnership’s revenue estimates and actual revenue received historically have not been significant. For the year ended December 31, 2025, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Partnership believes that the pricing provisions of its oil, natural gas and NGL contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the royalties related to expected sales volumes and prices for those properties are estimated and recorded.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update apply to all entities that are subject to Topic 740, Income Taxes. The Partnership adopted ASU 2023-09 for the year ended December 31, 2025, on a prospective basis. The Partnership’s annual income tax disclosures have been expanded to provide additional transparency into the drivers of its effective tax rate and cash taxes paid, net of refunds received, to various jurisdictions. The disclosures reflect new quantitative thresholds and expanded presentation requirements introduced under ASU 2023-09. See Note 13—Income Taxes, for additional information.

Recently Issued Accounting Pronouncements

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

At December 31, 2025, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Beginning fair value of derivative instruments	$1,836	$14,047	$(12,324)
Gain (loss) on commodity derivative instruments, net	12,091	(1,345)	20,888
Net cash received on settlements of derivative instruments	(4,864)	(10,866)	5,483
Ending fair value of derivative instruments	$9,063	$1,836	$14,047

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		December 31,	December 31,
Classification	Balance Sheet Location	2025	2024

		(In thousands)
Assets:
Current assets	Derivative assets	$6,504	$2,404
Long-term assets	Derivative assets	2,587	566
Liabilities:
Current liabilities	Derivative liabilities	—	(255)
Long-term liabilities	Derivative liabilities	(28)	(879)
		$9,063	$1,836

At December 31, 2025, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
January 2026 - December 2026	595,680	$67.75	$63.33	$70.78
January 2027 - December 2027	614,295	$61.31	$58.06	$63.75

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
January 2026 - December 2026	5,256,000	$3.69	$3.33	$4.07
January 2027 - December 2027	5,361,120	$3.93	$3.47	$4.46

NOTE 5—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the consolidated balance sheets approximated fair value at December 31, 2025 and 2024 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the years ended December 31, 2025 and 2024.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total

	(In thousands)
December 31, 2025
Assets
Commodity derivative contracts	$—	$9,686	$—	$(595)	$9,091
Liabilities
Commodity derivative contracts	$—	$(623)	$—	$595	$(28)
December 31, 2024
Assets
Commodity derivative contracts	$—	$4,476	$—	$(1,506)	$2,970
Liabilities
Commodity derivative contracts	$—	$(2,640)	$—	$1,506	$(1,134)

Asset and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include mineral and royalty interests acquired in asset acquisitions.

NOTE 6—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	December 31,	December 31,
	2025	2024

	(In thousands)
Oil and natural gas properties
Proved properties	$2,097,281	$1,933,512
Unevaluated properties	174,189	115,200
Less: accumulated depreciation, depletion and impairment	(1,148,157)	(1,023,890)
Total oil and natural gas properties	$1,123,313	$1,024,822

Costs not subject to depletion
Incurred in 2025	$116,500
Incurred in 2024	—
Incurred in 2023	57,689
Prior	—
Total costs not subject to depletion	$174,189

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

The Partnership did not record an impairment on its oil and natural gas properties for the year ended December 31, 2025. As a result of its full cost ceiling analysis, the Partnership recorded an impairment on its oil and natural gas properties of $62.1 million and $18.2 million during the years ended December 31, 2024 and 2023. The impairments were primarily attributed to the decline in the 12-month average price of oil and natural gas.

Depletion expense for the years ended December 31, 2025, 2024 and 2023 was $124.3 million, $134.7 million and $96.1 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the average depletion rate per barrel was $13.22, $14.80 and $13.03, respectively.

NOTE 7—LEASES

The Partnership is the lessee on a lease of administrative office space used for its operations. On December 26, 2024, the Partnership modified its existing operating leases associated with its main office used for operations. The modified operating lease includes $1.2 million of rent expense that had not yet commenced as of December 31, 2024. The lease commenced in February 2025, expanding the current office space and extending the lease term to 2035, with the exclusive right and option to renew and extend the lease at the expiration of the primary term. The Partnership does not have any material lessor arrangements. Substantially all of the Partnership’s leases are long-term operating leases with fixed payment terms and will now terminate in February 2035. The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying consolidated balance sheets. Short-term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of December 31, 2025 is 9.09 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating lease was 7.51% for the year ended December 31, 2025.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying consolidated statements of operations. The total operating lease expense recorded for the years ended December 31, 2025, 2024 and 2023 was $0.7 million, $0.6 million and $0.6 million, respectively.

Maturities of lease liabilities as of December 31, 2025 are as follows:

	Total	2026	2027	2028	2029	2030	Thereafter

	(In thousands)
Operating leases	$6,581	$658	$668	$682	$702	$721	$3,150
Less: Imputed Interest	(1,852)
Total	$4,729

NOTE 8—LONG-TERM DEBT

On December 16, 2025, the Partnership entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”), which amended and restated our existing Amended and Restated Credit Agreement, dated as of June 13, 2023 (as amended on July 24, 2023, December 8, 2023, and May 1, 2025). The Second A&R Credit Agreement provides for, among other things, (i) a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $1.5 billion with an initial borrowing base of $625.0 million and an initial aggregate elected commitments amount of up to $625.0 million, including a sub-facility for the issuance of letters of credit of up to $10.0 million and (ii) an extension of the maturity date of the Second A&R Credit Agreement to December 16, 2030 (provided, that if (a) any Permitted Preferred Units (as defined in the Second A&R Credit Agreement) that were outstanding on December 16, 2025 remain outstanding on May 3, 2030, and (b) Liquidity (as defined in the Second A&R Credit Agreement) would be less than 10% of the Loan Limit (as defined in the Second A&R Credit Agreement), or the Debt to EBITDAX Ratio (as defined in the Second A&R Credit Agreement) would be greater than 3.00x, or any Borrowing Base Deficiency (as defined in the Second A&R Credit Agreement) would exist (in each case immediately after giving pro forma effect to the exercise of any put right in respect of such Permitted Preferred Units), the maturity date shall be May 3, 2030).

The secured revolving credit facility bears interest at a rate equal to, at the Partnership’s election, either (a) the Secured Overnight Financing Rate (as defined in the Second A&R Credit Agreement) plus an applicable margin that varies from 2.50% to 3.50% per annum or (b) a base rate plus an applicable margin that varies from 1.50% to 2.50% per annum, based on borrowing base utilization.

The secured revolving credit facility is guaranteed by certain of the Partnership’s material subsidiaries and is collateralized by substantially all assets, including the oil and natural gas properties of such subsidiaries, including mortgages on at least 75% of the PV-9 of the proved developed reserves constituting borrowing base properties as set forth on the Partnership’s most recent reserve report. The borrowing base will be based on the value of the Partnership’s and certain of its material subsidiaries’ oil and natural gas properties. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year by the Lenders (as defined in the Second A&R Credit Agreement), with one interim unscheduled redetermination available to each of the Partnership and a group of certain Lenders between scheduled redeterminations during each calendar year. The first scheduled redetermination will be on or around May 1, 2026.

Customary borrowing base reductions and mandatory prepayments are required under the Second A&R Credit Agreement in connection with certain sales of certain types of borrowing base properties, sales of equity interests in guarantor subsidiaries owning such properties, certain debt issuances or certain types of swap terminations. In addition, Cash Balance (as defined in the Second A&R Credit Agreement) above $50.0 million and 10% of the Loan Limit is required to be applied weekly to prepay loans (without a commitment reduction) if not otherwise reduced to zero in a manner permitted by the Second A&R Credit Agreement.

The Partnership is required to pay a commitment fee that varies from 0.375% to 0.50% per annum on the average daily unused portion of the current aggregate commitments under the secured revolving credit facility. The Partnership is also required to pay customary letter of credit and fronting fees.

The Second A&R Credit Agreement requires the Partnership to maintain as of the last day of each fiscal quarter: (i) a Debt to EBITDAX Ratio (as defined in the Second A&R Credit Agreement) of not more than 3.5 to 1.0 and (ii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0, calculated at the end of each fiscal quarter.

The Second A&R Credit Agreement also contains customary affirmative and negative covenants, including, among other things, as to compliance with laws (including environmental laws and anti-corruption laws), delivery of quarterly and annual financial statements and borrowing base certificates, conduct of business, maintenance of property, maintenance of insurance, entry into certain derivatives contracts, restrictions on the incurrence of liens, indebtedness, asset dispositions, restricted payments, and other customary covenants. These covenants are subject to a number of limitations and exceptions.

Additionally, the Second A&R Credit Agreement contains customary events of default and remedies for credit facilities of this nature. If the Partnership does not comply with the financial and other covenants in the Second A&R Credit Agreement, the Lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the Second A&R Credit Agreement and any outstanding unfunded commitments may be terminated.

During the year ended December 31, 2025, the Partnership borrowed an additional $695.6 million under the secured revolving credit facility and repaid approximately $493.3 million of the outstanding borrowings. As of December 31, 2025, the Partnership’s outstanding balance was $441.5 million and there were no outstanding letters of credit under the secured revolving credit facility. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of December 31, 2025.

As of December 31, 2025, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.00% or the ABR (as defined in the Second A&R Credit Agreement) plus a margin of 2.00%. For the year ended December 31, 2025, the weighted average interest rate on the Partnership’s outstanding borrowings was 7.57%.

NOTE 9—PREFERRED UNITS

On August 2, 2023, the Partnership entered into a Series A preferred unit purchase agreement with certain funds managed by affiliates of Apollo (NYSE: APO) (collectively, the “Series A Purchasers”) to issue and sell up to 400,000 Series A preferred units. On September 13, 2023, in connection with the closing of the acquisition of all issued and outstanding membership interests of Cherry Creek Minerals LLC pursuant to a securities purchase agreement with LongPoint Minerals II, LLC (the “LongPoint Acquisition”), the Partnership completed the private placement of 325,000 Series A preferred units to the Series A Purchasers for $1,000 per Series A preferred unit, resulting in gross proceeds to the Partnership of $325.0 million (the “Preferred Unit Transaction”). The Partnership used the net proceeds from the Preferred Unit Transaction to purchase 325,000 preferred units of the Operating Company (“OpCo preferred units”). The Operating Company in turn used the net proceeds to fund a portion of the LongPoint Acquisition. The Series A preferred units rank senior to the Partnership’s common units with respect to distribution rights and rights upon liquidation.

On May 7, 2025, the Partnership completed the redemption of 162,500 Series A preferred units, representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,121.92 per Series A preferred unit for an aggregate redemption price of $182.3 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than the carrying value of the Series A preferred units as of the redemption date, a deemed dividend distribution of $24.0 million was recognized in unitholders’ equity and non-controlling interest during the year ended December 31, 2025.

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

The Series A preferred units are classified as mezzanine equity on the consolidated sheets due to certain redemption provisions being outside of the Partnership’s control. The Partnership has elected to accrete changes in the redemption value of the Series A preferred units over the period from the date of issuance to the earliest redemption date. The Series A preferred units were estimated to be redeemable at a price of $1,146.25 per Series A preferred unit as of December 31, 2025, equal to 115% of par value.

The Series A preferred units had a carrying value of $158.8 million, including accrued distributions of $2.5 million, as of December 31, 2025, and a carrying value of $316.0 million, including accrued distributions of $4.9 million, as of December 31, 2024.

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

NOTE 10—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of December 31, 2025, the Partnership had a total of 93,396,488 common units issued and outstanding and 14,491,540 Class B units outstanding.

On January 9, 2025, the Partnership completed an underwritten public offering of 11,500,000 common units for net proceeds of approximately $163.6 million (the “2025 Equity Offering”). The Partnership used the net proceeds from the 2025 Equity Offering to purchase common units of the Operating Company (“OpCo common units”). The Operating Company ultimately used the net proceeds of the 2025 Equity Offering to fund the Boren Acquisition.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2024	80,969,651
Units issued for equity offering	11,500,000
Common units issued under the A&R LTIP (1)	1,213,611
Restricted units repurchased for tax withholding	(315,276)
Conversion of Class B units to common units	32,580
Forfeiture of restricted units	(4,078)
Balance at December 31, 2025	93,396,488
(1)	Includes restricted units granted to certain employees, directors and consultants under the Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 25, 2025.

The following table presents information regarding the common unit cash distributions approved by the General Partner’s Board of Directors (the “Board of Directors”) for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2025	$0.47	May 8, 2025	May 20, 2025	May 28, 2025
Q2 2025	$0.38	August 7, 2025	August 18, 2025	August 25, 2025
Q3 2025	$0.35	November 6, 2025	November 17, 2025	November 24, 2025
Q4 2025	$0.37	February 26, 2026	March 18, 2026	March 25, 2026

Q1 2024	$0.49	May 2, 2024	May 13, 2024	May 20, 2024
Q2 2024	$0.42	August 1, 2024	August 12, 2024	August 19, 2024
Q3 2024	$0.41	November 7, 2024	November 18, 2024	November 25, 2024
Q4 2024	$0.40	February 27, 2025	March 18, 2025	March 25, 2025

Q1 2023	$0.35	May 3, 2023	May 15, 2023	May 22, 2023
Q2 2023	$0.39	August 2, 2023	August 14, 2023	August 21, 2023
Q3 2023	$0.51	November 2, 2023	November 13, 2023	November 20, 2023
Q4 2023	$0.43	February 21, 2024	March 13, 2024	March 20, 2024

The following table summarizes the changes in the number of the Partnership’s Class B units:

Class B Units
Balance at December 31, 2024	14,524,120
Conversion of Class B units to common units	(32,580)
Balance at December 31, 2025	14,491,540

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

Change in Ownership of Consolidated Subsidiaries

The following table summarizes the changes in common unitholders' equity due to changes in ownership interest during the period:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Net income attributable to the Partnership	$86,264	$8,769	$65,152
Changes in ownership of consolidated subsidiaries, net	(13,924)	(3,782)	23,421
Change from net income attributable to the Partnership's unitholders and transfers to non-controlling interest	$72,340	$4,987	88,573

NOTE 11—EARNINGS (LOSS) PER COMMON UNIT

Basic earnings (loss) per common unit is calculated by dividing net income attributable to common units by the weighted-average number of common units outstanding during the period. Diluted net income per common unit gives effect, when applicable, to unvested restricted units granted under the Partnership’s A&R LTIP (as defined in Note 12) for its employees and directors and potential conversion of Series A preferred units and Class B units. The Partnership uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding Series A preferred units and Class B units (and corresponding units of Kimbell Royalty Partners, LP), and the treasury stock method to determine the potential dilutive effect of vesting of outstanding restricted units granted under the Partnership’s LTIP. The Partnership does not use the two-class method because the Class B units and the unvested restricted units granted under the Partnership’s A&R LTIP are nonparticipating securities.

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings (loss) per common unit:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Net income (loss) attributable to common units of Kimbell Royalty Partners, LP	$56,037	$(8,839)	$60,142
Net adjustment to accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	—	—	1,572
Net (loss) income attributable to common units of Kimbell Royalty Partners, LP after accretion of redeemable non-controlling interest in Kimbell Tiger Acquisition Corporation and write-off of deferred underwriting commissions	56,037	(8,839)	61,714
Distribution and accretion on Series A preferred units	34,852	21,091	6,310
Net income (loss) attributable to non-controlling interests in OpCo and distribution to Class B unitholders	8,762	(1,182)	16,554
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$99,651	$11,070	$84,578

Weighted average number of common units outstanding:
Basic	90,803	76,240	66,595
Effect of dilutive securities:
Series A preferred units	14,506	21,566	6,500
Class B units	14,495	17,116	18,851
Restricted units	1,503	1,127	1,112
Diluted	121,307	116,049	93,058

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.62	$(0.12)	$0.93
Diluted	$0.62	$(0.12)	$0.91

The calculation of diluted net income per share for the years ended December 31, 2025 and 2023 includes the conversion of Series A preferred units to common units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method. The calculation of diluted net loss per share for the year ended December 31, 2024 excludes the conversion of Series A preferred units to common units, the conversion of Class B units to common units and unvested restricted units because their inclusion in the calculation would be anti-dilutive.

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

The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2024	1,992,201	$15.727	1.542 years
Awarded	1,213,611	15.780	—
Vested	(975,338)	15.519	—
Forfeited	(4,078)	15.633	—
Unvested at December 31, 2025 (1)	2,226,396	$15.847	1.575 years

v

(1)	As of December 31, 2025, there was $35.3 million of unrecognized compensation expense associated with unvested restricted units based on the weighted average grant date fair value per unit of $15.847.

NOTE 13—INCOME TAXES

The Partnership’s income tax (benefit) expense is based on the estimated annual effective tax rate. The Partnership incurred a benefit of $1.3 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively, and expense of $3.8 million for the year ended December 31, 2023. The Partnership has filed all tax returns to date that are currently due.

The components of income tax (benefit) expense are summarized as follows:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Current
Federal	$(1,395)	$(433)	$2,469
State	91	(338)	1,297
Total Current	(1,304)	(771)	3,766
Deferred
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
Income tax (benefit) expense	$(1,304)	$(771)	$3,766

The Partnership’s income tax (benefit) expense differs from the amount derived by applying the statutory federal rate to pre-tax income principally due the effect of the following items:

	Year Ended December 31,
	2025
	(In thousands, except percentage values)
	Amount	Percent
U.S. federal statutory rate	$20,653	21.00%

State and local income taxes, net of federal income tax effect (1)	91	0.09%
Changes in valuation allowances	(1,917)	(1.95)%
Nontaxable or nondeductible items
Non-controlling interest	(1,848)	(1.88)%
Income at OpCo	(18,805)	(19.12)%
Other, net	522	0.53%
Effective tax rate	$(1,304)	(1.33)%
(1)	State taxes in Louisiana made up the majority of the tax effect in this category.

The Partnership’s effective income tax benefit was 1.33% for the year ended December 31, 2025. The Partnership earned income before taxes, as calculated under GAAP, for the current year and is recording a current income tax benefit of $1.3 million.

	Year Ended December 31,
	2024	2023

	(In thousands, except percentage values)
Net income before taxes	$10,299	$86,772
Statutory rate	21%	21%
Income tax provision computed at statutory rate	2,163	18,222
Reconciling items:
State income taxes	(1,377)	1,393
Non-controlling interest	435	(3,519)
Income at OpCo	(2,597)	(14,703)
Percentage depletion in excess of basis	(464)	—
Change in valuation allowance, federal	(2)	2,860
Change in valuation allowance, state	1,038	(96)
Other, net	33	(391)
Income tax (benefit) expense	$(771)	$3,766

A significant reconciling item in the Partnership’s effective tax rate reconciliation relates to income allocated to non-controlling interest, which is held by the OpCo common unitholders and not subject to federal income taxes. While 100% of the Partnership’s income is included in its consolidated pre-tax book income, for U.S. federal income tax purposes, the Partnership is only subject to tax on the portion of Partnership income allocated to them as the C corporation. The income allocated to OpCo common unitholders is not taxable to the Partnership, resulting in a reduction to its effective tax rate compared to the statutory rate. This reconciling item reflects the exclusion from the Partnership’s taxable income of earnings allocated to OpCo common unitholders, consistent with the partnership tax rules under which income is taxed at the partner level and not at the partnership entity level.

The Partnership recorded a decrease in the valuation allowance related to federal deferred tax assets and an increase in the valuation allowance related to state deferred tax assets. These changes were primarily attributable to a true-up of prior-year amounts following the finalization of tax returns, resulting from changes in estimates the year ended December 31, 2025.

The Partnership’s effective tax rate is increased by state and local income taxes, which are imposed in addition to federal income taxes. The impact varies based on the mix of income earned in states with different tax rates and the availability of state tax credits and incentives.

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. Key provisions of the Act affecting the Partnership include: (i) the permanent reduction of the corporate tax rate, (ii) the permanent extension of 100% bonus depreciation for qualified property, and (iii) modifications to the calculation for excess business interest expense limitation under § 163(j) to adjusted taxable income calculation on the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, the Partnership has recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended September 30, 2025, the reporting period that included the enactment date, resulted in a reduction to current income tax expense, primarily due to the changes to the 163(j) interest limitation.

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Partnership’s deferred taxes are detailed in the table below.

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Deferred tax asset
Outside basis in OpCo	$19,372	$17,826	$22,625
Net operating loss carryforward	2,710	—	—
State tax benefit	2,450	1,424	386
Business interest deduction limitation	—	6,172	1,376
Deferred tax asset	24,532	25,422	24,387
Valuation allowance, federal	(22,082)	(23,998)	(24,001)
Valuation allowance, state	(2,450)	(1,424)	(386)
Net deferred tax asset	$—	$—	$—

The tax years ended December 31, 2022 through 2025 remain open to examination under the applicable statute of limitations in the United States and other jurisdictions in which the Partnership and its subsidiaries file income tax returns. In some instances, state statutes of limitations are longer than those under United States federal tax law. The Partnership believes that it is more likely than not that the benefit from the outside basis differences in the Partnership’s investment in the Operating Company and its federal and state loss carryforward will not be realized. In recognition of this risk, the Partnership has provided a valuation allowance of $24.5 million on the deferred tax assets.

Income taxes paid (net of refunds) were paid in the following jurisdictions:

Year Ended December 31,
2025
(In thousands)
Supplemental cash flow information:
Cash paid for taxes - federal, net of refunds	$(2,112)
Cash paid for taxes - state, net of refunds	(1,816)
Total cash paid for taxes, net of refunds	$(3,928)

Other than cash payments or refunds for U.S. federal income tax shown in the table above, Oklahoma ($1.5 million refund), New Mexico ($0.7 million refund) and Texas ($0.3 million paid) are the only jurisdictions in which the Partnership received or paid more than 5% of total cash taxes in the year presented.

As of December 31, 2025, the Partnership has not recorded a reserve for any uncertain tax positions.

NOTE 14—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has a separate services agreement with K3 Royalties, LLC (“K3 Royalties”). Pursuant to the K3 Royalties service agreement, K3 Royalties and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors may identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and K3 Royalties under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders. During the year ended December 31, 2025, the Partnership made payments to K3 Royalties in the amount of $120,000.

John Wynne, the son of Mitch S. Wynne, acts as the Partnership’s agent at Higginbotham Insurance & Financial Services, which provides director and officer insurance to the Partnership. John Wynne derived a commission of approximately $25,700 for the year ended December 31, 2025, for the placement of the Partnership’s insurance coverage. The Partnership’s annual premium expense was approximately $583,300 for the year ended December 31, 2025.

The Partnership received $187,031 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the year ended December 31, 2025.

NOTE 15—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of December 31, 2025.

NOTE 16—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to December 31, 2025 in the preparation of its consolidated financial statements.

Distributions

On February 26, 2026, the Board of Directors declared a quarterly cash distribution of $0.37 per common unit and $0.357502 per OpCo common unit for the quarter ended December 31, 2025. The Partnership intends to pay this distribution on March 25, 2026 to common unitholders and OpCo common unitholders of record as of the close of business on March 18, 2026.

As to the Partnership, $0.012498 excluded from the OpCo common unit distribution corresponds to a tax refund received by the Partnership in the fourth quarter of 2025. Under the limited liability company agreement of the Operating Company, the Partnership does not reimburse the Operating Company for federal income tax refunds received by the Partnership.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $2.5 million for the quarter ended December 31, 2025. The Partnership intends to pay the distribution subsequent to February 26, 2026 and prior to the distribution on the common units and OpCo common units.

Executive Bonus and LTIP Issuance

On February 24, 2026, the Conflicts and Compensation Committee of the Board of Directors approved short-term incentive cash bonuses for executive officers of approximately $2.4 million and the issuance of 1,216,990 restricted units to its employees and directors.

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

Capitalized Oil and Natural Gas Costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion and amortization are as follows:

	December 31,	December 31,
	2025	2024

	(In thousands)
Oil, natural gas and NGL interests
Proved properties	$2,097,281	$1,933,512
Unevaluated properties	174,189	115,200
Total oil, natural gas and NGL interests	2,271,470	2,048,712
Accumulated depreciation, depletion, accretion and impairment	(1,148,157)	(1,023,890)
Net oil, natural gas and NGL interests capitalized	$1,123,313	$1,024,822

Costs Incurred in Oil and Natural Gas Activities

Costs incurred in oil, natural gas and NGL acquisition and development activities are as follows:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Acquisition costs
Proved properties	$95,000	$22	$260,146
Unevaluated properties	127,759	—	322,559
Total costs incurred on oil, natural gas and NGL activities	$222,759	$22	$582,705

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

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Oil, natural gas and NGL revenues	$317,473	$304,605	$267,586
Lease bonus and other income	4,266	6,047	5,594
Production and ad valorem taxes	(20,440)	(20,407)	(20,326)
Depreciation and depletion expense	(124,554)	(135,123)	(96,477)
Impairment of oil and natural gas properties	—	(62,118)	(18,220)
Marketing and other deductions	(16,350)	(16,122)	(12,566)
Results of operations from oil, natural gas and NGLs	$160,395	$76,882	$125,591

The following tables summarize the net ownership interest in the proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows related to the proved oil, natural gas and NGL reserves. The estimates were prepared by the Partnership based on reserve reports prepared by Ryder Scott for the years ended December 31, 2025, 2024 and 2023. The proved oil, natural gas and NGL reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the FASB and the SEC.

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

The Partnership’s net proved oil, natural gas and NGL reserves and changes in net proved oil, natural gas and NGL reserves attributable to the oil, natural gas and NGL properties, which are located in multiple states are summarized below:

	Crude Oil and		Natural Gas
	Condensate	Natural Gas	Liquids	Total
	(MBbls)	(MMcf)	(MBbls)	(MBoe) (4)
Net proved reserves at January 1, 2023	12,355	160,298	7,388	46,459
Revisions of previous estimates (1)	3,273	26,068	814	8,432
Purchase of minerals in place (2)	6,565	41,560	4,400	17,892
Production	(2,393)	(23,384)	(1,083)	(7,374)
Net proved reserves at December 31, 2023	19,800	204,542	11,519	65,409
Revisions of previous estimates (1)	3,038	27,297	3,646	11,234
Production	(2,837)	(27,586)	(1,667)	(9,102)
Net proved reserves at December 31, 2024	20,001	204,253	13,498	67,541
Revisions of previous estimates (1)	2,795	30,045	2,408	10,211
Purchase of minerals in place (3)	2,236	6,025	1,355	4,595
Production	(3,062)	(26,734)	(1,885)	(9,403)
Net proved reserves at December 31, 2025	21,970	213,589	15,376	72,944

Net proved developed reserves
December 31, 2023	19,800	204,542	11,519	65,409
December 31, 2024	20,001	204,253	13,498	67,541
December 31, 2025	21,970	213,589	15,376	72,944
(1)	Revisions of previous estimates include technical revisions due to changes in commodity prices, historical and projected performance and other factors.
(2)	Includes the acquisition of mineral and royalty interests, primarily consisting of mineral and royalty interests in the Permian Basin and Mid-Continent.
(3)	Includes the acquisition of mineral and royalty interests, primarily consisting of mineral and royalty interests in the Permian Basin.
(4)	Includes total proved reserves of 9,798 MBoe, 10,273 MBoe and 14,399 MBoe as of December 31, 2025, 2024 and 2023, respectively, attributable to a non-controlling interest in the Partnership.

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

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Future cash inflows	$2,213,270	$2,040,600	$2,226,313
Future production costs	(162,622)	(152,322)	(164,848)
Future state margin taxes	(47,672)	(45,384)	(49,144)
Future net cash flows	2,002,976	1,842,894	2,012,321
Less 10% annual discount to reflect timing of cash flows	(1,033,046)	(955,134)	(1,037,192)
Standard measure of discounted future net cash flows	$969,930	$887,760	$975,129

Reserve estimates and future cash flows are based on the average market prices for sales of oil, natural gas and NGL adjusted for basis differentials, on the first calendar day of each month during the year. The average prices used for 2025, 2024 and 2023 were $65.34, $75.48 and $78.22 per barrel for crude oil and $3.39, $2.13 and $2.64 per Mcf for natural gas, respectively.

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

Changes in Standardized Measure

Changes in the standardized measure of discounted future net cash flows before income taxes related to the proved oil, natural gas and NGL reserves of the properties are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Standardized measure - beginning of year	$887,760	$975,129	$904,295
Sales, net of production costs	(278,867)	(266,202)	(236,953)
Net changes of prices and production costs related to future production	10,854	(107,311)	(302,599)
Revisions of previous quantity estimates, net of related costs	139,001	151,289	128,727
Net changes in state margin taxes	(1,223)	1,952	10,433
Accretion of discount	70,163	76,600	78,425
Purchases of reserves in place	98,210	-	435,230
Timing differences and other	44,032	56,303	(42,429)
Standardized measure - end of year	$969,930	$887,760	$975,129