Form 10-Q
period 2026-03-31
Kimbell Royalty Partners, LP
filed 2026-05-07
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 OR

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

As of May 1, 2026, the registrant had outstanding 98,652,268 common units representing limited partner interests and 9,122,322 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025

	(In thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$37,161	$43,977
Oil, natural gas and NGL receivables	45,528	36,582
Derivative assets	—	6,504
Accounts receivable and other current assets	1,992	1,420
Total current assets	84,681	88,483
Property and equipment, net	606	629
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($136,057 and $174,189 excluded from depletion at March 31, 2026 and December 31, 2025, respectively)	2,271,470	2,271,470
Less: accumulated depreciation, depletion and impairment	(1,177,421)	(1,148,157)
Total oil and natural gas properties, net	1,094,049	1,123,313
Right-of-use assets, net	4,516	4,606
Derivative assets	395	2,587
Loan origination costs, net	9,493	9,722
Total assets	$1,193,740	$1,229,340

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,872	$3,144
Other current liabilities	6,617	7,097
Derivative liabilities	7,060	—
Total current liabilities	16,549	10,241
Operating lease liabilities, excluding current portion	4,326	4,411
Derivative liabilities	3,091	28
Long-term debt	440,900	441,500
Total liabilities	464,866	456,180
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (162,500 units issued and outstanding as of March 31, 2026 and December 31, 2025)	158,987	158,793
Kimbell Royalty Partners, LP unitholders' equity:
Common units (99,152,268 units and 93,396,488 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	521,417	531,121
Class B units (9,122,322 units and 14,491,540 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	456	724
Total Kimbell Royalty Partners, LP unitholders' equity	521,873	531,845
Non-controlling interest in OpCo	48,014	82,522
Total unitholders' equity	569,887	614,367
Total liabilities, mezzanine equity and unitholders' equity	$1,193,740	$1,229,340

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per unit data)
Revenue
Oil, natural gas and NGL revenues	$82,885	$89,951
Lease bonus and other income	1,337	311
Loss on commodity derivative instruments, net	(18,678)	(6,053)
Total revenues	65,544	84,209
Costs and expenses
Production and ad valorem taxes	5,889	5,375
Depreciation and depletion expense	29,299	31,118
Marketing and other deductions	5,168	4,502
General and administrative expense	9,389	9,637
Total costs and expenses	49,745	50,632
Operating income	15,799	33,577
Other expense
Interest expense	(8,154)	(6,622)
Other expense	—	(12)
Net income before income taxes	7,645	26,943
Income tax expense	703	1,090
Net income	6,942	25,853
Distribution and accretion on Series A preferred units	(2,599)	(5,203)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(366)	(2,774)
Distribution to Class B unitholders	(9)	(14)
Net income attributable to common units of Kimbell Royalty Partners, LP	$3,968	$17,862

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.04	$0.20
Diluted	$0.04	$0.20
Weighted average number of common units outstanding
Basic	93,126	89,682
Diluted	119,085	127,947

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total

	(In thousands)
Balance at January 1, 2026	93,396	$531,121	14,492	$724	$82,522	$614,367
Conversion of Class B units to common units	5,369	30,575	(5,369)	(268)	(30,575)	(268)
Restricted units repurchased for tax withholding	(330)	(5,185)	—	—	—	(5,185)
Common units repurchased under buyback program	(500)	(7,310)	—	—	—	(7,310)
Unit-based compensation	1,217	4,081	—	—	—	4,081
Distributions to unitholders	—	(36,871)	—	—	(3,261)	(40,132)
Distribution and accretion on Series A preferred units	—	(2,380)	—	—	(219)	(2,599)
Distribution to Class B unitholders	—	(9)	—	—	—	(9)
Change in ownership of consolidated subsidiaries, net	—	1,038	—	—	(1,038)	—
Net income	—	6,357	—	—	585	6,942
Balance at March 31, 2026	99,152	$521,417	9,123	$456	$48,014	$569,887

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY — (Continued)

(Unaudited)

	Three Months Ended March 31, 2025
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total

	(In thousands)
Balance at January 1, 2025	80,970	$463,496	14,524	$726	$83,271	$547,493
Common units issued for equity offering	11,500	163,575	—	—	—	163,575
Unit-based compensation	1,213	3,861	—	—	—	3,861
Restricted units repurchased for tax withholding	(315)	(5,081)	—	—	—	(5,081)
Conversion of Class B units to common units	32	187	(32)	(2)	(187)	(2)
Forfeiture of restricted units	(4)	(57)	—	—	—	(57)
Distributions to unitholders	—	(37,359)	—	—	(5,796)	(43,155)
Distribution and accretion on Series A preferred units	—	(4,504)	—	—	(699)	(5,203)
Distribution to Class B unitholders	—	(14)	—	—	—	(14)
Change in ownership of consolidated subsidiaries, net	—	(12,253)	—	—	12,253	—
Net income	—	22,380	—	—	3,473	25,853
Balance at March 31, 2025	93,396	$594,231	14,492	$724	$92,315	$687,270

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,942	$25,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	29,299	31,118
Amortization of right-of-use assets	90	85
Amortization of loan origination costs	499	534
Unit-based compensation	4,081	3,861
Forfeiture of restricted units	—	(57)
Loss on derivative instruments, net of settlements	18,819	6,989
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(8,946)	(15,074)
Accounts receivable and other current assets	(572)	17
Accounts payable	(219)	(938)
Other current liabilities	(479)	1,826
Operating lease liabilities	(84)	(61)
Net cash provided by operating activities	49,430	54,153
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13)	(344)
Proceeds from sale of property and equipment	—	13
Purchase of oil and natural gas properties	—	(222,619)
Net cash used in investing activities	(13)	(222,950)
CASH FLOWS FROM FINANCING ACTIVITIES
Common units repurchased under buyback program	(7,310)	—
Proceeds from equity offering, net of issuance costs	—	163,575
Redemption of Class B contributions on converted units	(268)	(2)
Distribution to common unitholders	(36,871)	(37,359)
Distribution to OpCo unitholders	(3,261)	(5,796)
Distribution to Series A preferred unitholders	(2,458)	(4,902)
Distribution to Class B unitholders	(9)	(14)
Borrowings on long-term debt	12,800	74,136
Repayments on long-term debt	(13,400)	(14,300)
Payment of loan origination costs	(271)	—
Restricted units repurchased for tax withholding	(5,185)	(5,081)
Net cash (used in) provided by financing activities	(56,233)	170,257
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,816)	1,460
CASH AND CASH EQUIVALENTS, beginning of period	43,977	34,168
CASH AND CASH EQUIVALENTS, end of period	$37,161	$35,628
Supplemental cash flow information:
Cash paid for interest	$7,682	$4,680
Cash paid for taxes	$37	$—
Non-cash investing and financing activities:
Deemed distribution to Series A preferred units	$194	$395
Distribution on Series A preferred units in accounts payable	$2,404	$4,808
Recognition of tenant improvement asset	$—	$31
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,224

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). As a result, the accompanying unaudited interim consolidated financial statements do not include all disclosures required for complete annual financial statements prepared in conformity with GAAP. Accordingly, the accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which contains a summary of the Partnership’s significant accounting policies and other disclosures. In the opinion of management of the General Partner, the unaudited interim consolidated financial statements contain all adjustments necessary to fairly present the financial position and results of operations for the interim periods in accordance with GAAP and all adjustments are of a normal recurring nature. The accompanying unaudited interim consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries. All material intercompany balances and transactions are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

The CODM assesses performance for the segment and decides how to allocate resources based on net income presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance as presented on the consolidated statement of operations and to make capital allocation decisions such as reinvestment in the business or repurchases under the common unit repurchase program, as discussed in Note 11—Unitholders’ Equity and Partnership Distributions. The CODM uses this measure in the annual budgeting and monthly forecasting process and to evaluate income generated from segment assets to distribute cash to unitholders and deciding whether to reinvest profits for new or existing mineral and royalty interest through acquisitions or organic growth. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

Global Conflicts and Uncertainties

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas. These conflicts, along with the recent U.S. military action in Venezuela and Iran, and the sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, the Partnership has not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, the Partnership will continue to monitor for events that could materially impact them.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2025 Form 10-K. There have been no substantial changes in such policies or the application of such policies during the three months ended March 31, 2026.

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

The following table disaggregates the Partnership’s oil, natural gas and NGL revenues for the following periods:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Oil revenue	$50,980	$51,934
Natural gas revenue	20,610	25,638
NGL revenue	11,295	12,379
Total Oil, natural gas and NGL revenues	$82,885	$89,951

NOTE 4—ACQUISITIONS

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

As of March 31, 2026, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Beginning fair value of derivative instruments	$9,063	$1,836
Loss on commodity derivative instruments, net	(18,678)	(6,053)
Net cash received on settlements of derivative instruments	(141)	(936)
Ending fair value of derivative instruments	$(9,756)	$(5,153)

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		March 31,	December 31,
Classification	Balance Sheet Location	2026	2025

		(In thousands)
Assets:
Current assets	Derivative assets	$—	$6,504
Long-term assets	Derivative assets	395	2,587
Liabilities:
Current liabilities	Derivative liabilities	(7,060)	—
Long-term liabilities	Derivative liabilities	(3,091)	(28)
		$(9,756)	$9,063

As of March 31, 2026, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
April 2026 - December 2026	448,800	$66.89	$63.33	$70.78
January 2027 - December 2027	614,295	$61.31	$58.06	$63.75
January 2028 - March 2028	148,512	$70.35	$70.35	$70.35

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
April 2026 - December 2026	3,960,000	$3.56	$3.33	$3.94
January 2027 - December 2027	5,361,120	$3.93	$3.47	$4.46
January 2028 - March 2028	1,336,608	$4.35	$4.35	$4.35

NOTE 6—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of March 31, 2026 and December 31, 2025 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three months ended March 31, 2026 and 2025.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total

	(In thousands)
March 31, 2026
Assets
Commodity derivative contracts	$—	$1,954	$—	$(1,559)	$395
Liabilities
Commodity derivative contracts	$—	$(11,710)	$—	$1,559	$(10,151)
December 31, 2025
Assets
Commodity derivative contracts	$—	$9,686	$—	$(595)	$9,091
Liabilities
Commodity derivative contracts	$—	$(623)	$—	$595	$(28)

NOTE 7—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	March 31,	December 31,
	2026	2025

	(In thousands)
Oil and natural gas properties
Proved properties	$2,135,413	$2,097,281
Unevaluated properties	136,057	174,189
Less: accumulated depreciation, depletion and impairment	(1,177,421)	(1,148,157)
Total oil and natural gas properties	$1,094,049	$1,123,313

Costs not subject to depletion
Incurred in 2026	$—
Incurred in 2025	99,406
Incurred in 2024	—
Prior	36,651
Total costs not subject to depletion	$136,057

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

The Partnership did not record an impairment on its oil and natural gas properties for the three months ended March 31, 2026 and 2025.

Depletion expense for the three months ended March 31, 2026 and 2025 was $29.3 million and $31.0 million, respectively and the average depletion rate per barrel was $12.74 and $13.52, respectively.

NOTE 8—LEASES

The Partnership is the lessee on a lease of administrative office space used for its operations. The Partnership does not have any material lessor arrangements. Substantially all the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in February 2035.

The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short-term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of March 31, 2026 is 8.84 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 7.51% for the three months ended March 31, 2026.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three months ended March 31, 2026 and 2025. The total operating lease expense recorded for both the three months ended  March 31, 2026 and 2025 was $0.2 million.

Future minimum lease commitments as of March 31, 2026 were as follows:

	Total	2026	2027	2028	2029	2030	Thereafter

	(In thousands)
Operating leases	$6,417	$494	$668	$682	$702	$721	$3,150
Less: Imputed Interest	(1,765)
Total	$4,652

NOTE 9—LONG-TERM DEBT

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

During the three months ended March 31, 2026, the Partnership borrowed an additional $12.8 million under the secured revolving credit facility and repaid approximately $13.4 million of the outstanding borrowings. As of March 31, 2026, the Partnership’s outstanding balance was $440.9 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of March 31, 2026.

As of March 31, 2026, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.00% or the ABR (as defined in the Second A&R Credit Agreement) plus a margin of 2.00%. For the three months ended March 31, 2026, the weighted average interest rate on the Partnership’s outstanding borrowings was 6.70%.

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

The Series A preferred units are classified as mezzanine equity on the consolidated balance sheets due to certain redemption provisions being outside of the Partnership’s control. The Partnership has elected to accrete changes in the redemption value of the Series A preferred units over the period from the date of issuance to the earliest redemption date. The Series A preferred units were estimated to be redeemable at a price of $1,161.04 per Series A preferred unit as of March 31, 2026, equal to 116% of par value.

The Series A preferred units had a carrying value of $159.0 million, including accrued distributions of $2.4 million, as of March 31, 2026, and a carrying value of $158.8 million, including accrued distributions of $2.5 million, as of December 31, 2025.

NOTE 11—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of March 31, 2026, the Partnership had a total of 99,152,268 common units issued and outstanding and 9,122,322 Class B units issued and outstanding.

On January 9, 2025, the Partnership completed an underwritten public offering of 11,500,000 common units for net proceeds of approximately $163.6 million (the “2025 Equity Offering”). The Partnership used the net proceeds from the 2025 Equity Offering to purchase OpCo common units. The Operating Company ultimately used the net proceeds of the 2025 Equity Offering to fund the Boren Acquisition.

On March 6, 2026, the General Partner’s Board of Directors (the “Board of Directors”) approved of a common unit repurchase program (the “Repurchase Program”). The Repurchase Program allows the Partnership to acquire up to $100 million of its outstanding common units, excluding the 1% U.S. federal excise tax on certain repurchases of common units by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022. The Repurchase Program is authorized to extend through December 31, 2027 and the Partnership intends to purchase common units under the Repurchase Program opportunistically with cash on hand, free cash flow from operations or permitted borrowings under its secured revolving credit facility. The Repurchase Program may be temporarily suspended, modified, extended or discontinued by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in the open market in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors.

Pursuant to the Repurchase Program, on March 19, 2026, the Partnership purchased 500,000 common units at an average purchase price of $14.60, for a total cost of $7.3 million, excluding excise tax. The units were retired and canceled immediately upon repurchase.

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2025	93,396,488
Common units issued under the A&R LTIP (1)	1,216,990
Restricted units repurchased for tax withholding	(330,428)
Conversion of Class B units to common units	5,369,218
Repurchased and cancelation of common units	(500,000)
Balance at March 31, 2026	99,152,268
(1)	Includes restricted units granted to certain employees and directors under the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 24, 2026.

The following table presents information regarding the common unit cash distributions approved by the Board of Directors for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2026	$0.41	May 7, 2026	May 19, 2026	May 27, 2026

Q1 2025	$0.47	May 8, 2025	May 20, 2025	May 28, 2025

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

Change in Ownership of Consolidated Subsidiaries

The following table summarizes the changes in common unitholders' equity due to changes in ownership interest during the period:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net income attributable to the Partnership	$6,357	$22,380
Changes in ownership of consolidated subsidiaries, net	1,038	(12,253)
Change from net income attributable to the Partnership's unitholders and transfers to non-controlling interest	$7,395	$10,127

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings per common unit:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net income attributable to common units of Kimbell Royalty Partners, LP	$3,968	$17,862
Distribution and accretion on Series A preferred units	2,599	5,203
Net income attributable to non-controlling interests in OpCo and distribution to Class B unitholders	375	2,788
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$6,942	$25,853

Weighted average number of common units outstanding:
Basic	93,126	89,682
Effect of dilutive securities:
Series A preferred units	10,783	21,566
Class B units	12,702	14,507
Restricted units	2,474	2,192
Diluted	119,085	127,947

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.04	$0.20
Diluted	$0.04	$0.20

The calculation of diluted net income per unit for the three months ended March 31, 2026 and 2025 includes the conversion of all Series A preferred units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

NOTE 13—UNIT-BASED COMPENSATION

The Partnership’s Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan (the “A&R LTIP”), authorizes grants of up to an aggregate amount of 4,334,411 common units, after taking into account previously awarded common units, to its employees and directors. The restricted units issued under the Partnership’s A&R LTIP generally vest in one-third installments on each of the first three anniversaries of the grant date, subject to the grantee’s continuous service through the applicable vesting date. Compensation expense for such awards will be recognized over the term of the service period on a straight-line basis over the requisite service period for the entire award. Management elects not to estimate forfeiture rates and to account for forfeitures in compensation cost when they occur.

Distributions related to the restricted units are paid concurrently with the Partnership’s distributions for common units. The fair value of the Partnership’s restricted units issued under the A&R LTIP to the Partnership’s employees and directors is determined by utilizing the market value of the Partnership’s common units on the respective grant date.

The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2025	2,226,396	$15.847	1.575 years
Awarded	1,216,990	14.130	—
Vested	(1,070,533)	15.531	—
Unvested at March 31, 2026 (1)	2,372,853	$15.109	2.294 years
(1)	As of March 31, 2026, there was $35.9 million of unrecognized compensation expense associated with unvested restricted units based on the weighted average grant date fair value per unit of $15.109.

NOTE 14—INCOME TAXES

As discussed in Note 1, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. The non-controlling interest, which represents OpCo common unitholders’, is not subject to federal income taxes.

The Partnership records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes in forecasted annual income (loss) attributable to non-controlling interest and changes to actual or forecasted permanent book to tax differences. The Partnership’s effective tax rate for the three months ended March 31, 2026 was 9.3%, compared to 4.0% for the three months ended March 31, 2025. The Partnership recorded an income tax expense of $0.7 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

In accordance with ASC Topic 740, Income Taxes, the Partnership has recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended March 31, 2026 resulted in a reduction to current income tax expense, primarily due to the changes to the 163(j) interest limitation.

NOTE 15—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has a separate services agreement with K3 Royalties, LLC (“K3 Royalties”). Pursuant to the K3 Royalties service agreement, K3 Royalties and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors may identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and K3 Royalties under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders. During the three months ended March 31, 2026, the Partnership made payments to K3 Royalties in the amount of $30,000.

The Partnership received $41,730 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three months ended March 31, 2026.

NOTE 16—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of March 31, 2026.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to March 31, 2026 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On May 7, 2026, the Board of Directors declared a quarterly cash distribution of $0.41 per common unit and OpCo common unit for the quarter ended March 31, 2026. The Partnership intends to pay this distribution on May 27, 2026 to common unitholders and OpCo common unitholders of record as of the close of business on May 19, 2026.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $2.4 million for the quarter ended March 31, 2026. The Partnership intends to pay the distribution subsequent to May 7, 2026, and prior to the distribution on the common units and OpCo common units.

Drawdown on Secured Revolving Credit Facility

On April 3, 2026, the Partnership borrowed an additional $7.3 million under the secured revolving credit facility to fund the purchase of common units in accordance with the Repurchase Program. As of May 1, 2026, the Partnership’s outstanding balance on its secured revolving credit facility was $448.2 million.

Repurchase Program

Pursuant to the Repurchase Program, on April 2, 2026, the Partnership purchased 500,000 common units at an average purchase price of $14.70, for a total cost of $7.4 million, excluding excise tax. The units were retired and canceled immediately upon repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and natural gas liquids (“NGLs”), including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the energy and environmental proposals being considered and evaluated by the federal government and other regulating bodies;
●	trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects on commodity prices;

●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine, the conflict in the Middle East and recent U.S. military action in Venezuela and Iran;
●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impact of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel to the operators of our properties;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including regulation, proposals, and executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions; and
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

These factors are discussed in further detail in the 2025 Form 10-K under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

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

As of March 31, 2026, we owned mineral and royalty interests in approximately 12.3 million gross acres and overriding royalty interests in approximately 4.7 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of March 31, 2026, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 133,000 gross wells, including over 53,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as March 31, 2026:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,406,028	27,801	10,873	53,181
Mid‑Continent	5,866,366	48,832	5,132	21,181
Terryville/Cotton Valley/Haynesville	1,428,907	7,919	3,437	16,444
Appalachian Basin	741,354	23,203	1,638	3,994
Bakken/Williston Basin	1,640,077	6,138	944	5,708
Eagle Ford	624,148	6,730	1,454	4,645
DJ Basin/Rockies/Niobrara	74,152	1,036	899	12,641
Other	3,232,560	36,694	1,145	15,512
Total	17,013,592	158,353	25,522	133,306
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2025 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of March 31, 2026:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	587	379	3.08	1.60
Mid‑Continent	100	70	0.43	0.44
Terryville/Cotton Valley/Haynesville	70	19	0.38	0.23
Appalachian Basin	8	2	0.03	0.03
Bakken/Williston Basin	87	67	0.19	0.07
Eagle Ford	37	15	0.24	0.07
DJ Basin/Rockies/Niobrara	8	6	0.04	0.02
Total	897	558	4.39	2.46
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

Recent Developments

Quarterly Distributions

On May 7, 2026, our General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.41 per common unit representing limited partner interests in the Partnership (“common unit”) and common unit of the Operating Company (“OpCo common unit”) for the quarter ended March 31, 2026. We intend to pay the distributions on May 27, 2026 to common unitholders and OpCo common unitholders of record as of the close of business on May 19, 2026.

We will pay a cash distribution on the Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”) of approximately $2.4 million for the quarter ended

March 31, 2026. We intend to pay the distribution subsequent to May 7, 2026 and prior to the distribution on the common units and OpCo common units.

Repurchase Program

On March 6, 2026, the Board of Directors approved of a common unit repurchase program (the “Repurchase Program”). The Repurchase Program allows us to acquire up to $100 million of our outstanding common units, excluding the 1% U.S. federal excise tax on certain repurchases of common units by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022. The Repurchase Program is authorized to extend through December 31, 2027 and we intend to purchase common units under the Repurchase Program opportunistically with cash on hand, free cash flow from operations or permitted borrowings under our secured revolving credit facility. The Repurchase Program may be temporarily suspended, modified, extended or discontinued by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in the open market in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors.

Pursuant to the Repurchase Program, on March 19, 2026, we purchased 500,000 common units at an average purchase price of $14.60, for a total cost of $7.3 million, excluding excise tax. On April 2, 2026, we purchased 500,000 common units at an average purchase price of $14.70, for a total cost of $7.4 million, excluding excise tax. All units were retired and canceled immediately upon repurchase.

Business Environment

Global Conflicts and Uncertainties

In February 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. In October 2023, armed active conflict escalated in the Middle East between Israel and Hamas. These conflicts, along with the recent U.S. military action in Venezuela and Iran, and the applicable sanctions imposed in response have led to regional instability and caused dramatic fluctuations in global financial markets and have increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, we have not experienced a material impact to operations or the consolidated financial statements as a result of these conflicts; however, we will continue to monitor for events that could materially impact us.

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

Government Legislation

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. Key provisions of the Act effecting the us include: (i) the permanent reduction of the corporate tax rate, (ii) the permanent extension of 100% bonus depreciation for qualified property, and (iii) modifications to the calculation for excess business interest expense limitation under § 163(j) to adjusted taxable income calculation on the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, we have recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended March 31, 2026 resulted in a reduction to current income tax expense, primarily due to the changes to the 163(j) interest limitation.

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

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	High	Low	High	Low
Oil ($/Bbl)	$104.69	$56.01	$80.73	$66.31
Natural gas ($/MMBtu)	$30.72	$2.82	$9.86	$2.93

On April 27, 2026, the West Texas Intermediate posted price for crude oil was $99.89 per Bbl and the Henry Hub spot market price of natural gas was $2.72 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended March 31,
	2026	2025
Oil ($/Bbl)	$72.74	$71.78
Natural gas ($/MMBtu)	$4.71	$4.14

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count decreased by 7.8% to 530 active land rigs at March 31, 2026 compared to 575 active land rigs at March 31, 2025. The 530 active land rigs at March 31, 2026 increased slightly compared to 527 active land rigs at December 31, 2025. The decrease in rig count is primarily related to domestic and international uncertainties, as noted above.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	March 31,
Basin or Producing Region	2026	2025
Permian Basin	48	49
Mid‑Continent	17	19
Terryville/Cotton Valley/Haynesville	7	6
Appalachian Basin	1	—
Bakken/Williston Basin	6	8
Eagle Ford	5	5
DJ Basin/Rockies/Niobrara	1	1
Other	—	2
Total	85	90

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices received.

The following table presents the breakdown of our oil, natural gas and NGL revenues for the following periods:

	Three Months Ended March 31,
	2026	2025
Revenue
Oil revenue	62%	58%
Natural gas revenue	25%	29%
NGL revenue	13%	13%
	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through March 2028, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see Note 5—Derivatives.

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

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$6,942	$25,853
Depreciation and depletion expense	29,299	31,118
Interest expense	8,154	6,622
Income tax expense	703	1,090
EBITDA	45,098	64,683
Unit-based compensation	4,081	3,861
Loss on derivative instruments, net of settlements	18,819	6,989
Consolidated Adjusted EBITDA	67,998	75,533
Adjusted EBITDA attributable to non-controlling interest	(5,729)	(10,146)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	62,269	65,387
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	7,035	4,051
Cash distribution to Series A preferred unitholders	2,201	4,163
Distribution to Class B unitholders	9	14
Cash available for distribution on common units	$53,024	$57,159

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$49,430	$54,153
Interest expense	8,154	6,622
Income tax expense	703	1,090
Amortization of right-of-use assets	(90)	(85)
Amortization of loan origination costs	(499)	(534)
Unit-based compensation	(4,081)	(3,861)
Forfeiture of restricted units	—	57
Loss on derivative instruments, net of settlements	(18,819)	(6,989)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	8,946	15,074
Accounts receivable and other current assets	572	(17)
Accounts payable	219	938
Other current liabilities	479	(1,826)
Operating lease liabilities	84	61
EBITDA	45,098	64,683
Add:
Unit-based compensation	4,081	3,861
Loss on derivative instruments, net of settlements	18,819	6,989
Consolidated Adjusted EBITDA	67,998	75,533
Adjusted EBITDA attributable to non-controlling interest	(5,729)	(10,146)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	62,269	65,387
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	7,035	4,051
Cash distribution to Series A preferred unitholders	2,201	4,163
Distribution to Class B unitholders	9	14
Cash available for distribution on common units	$53,024	$57,159

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three months ended March 31, 2026 and 2025 include the acquisition of mineral and royalty interests from Boren Minerals (the “Boren Acquisition”) in January 2025.

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

Impairment of Oil and Natural Gas Properties

Accounting standards require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience significant downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and natural gas prices increase the cost center ceiling applicable to the subsequent period. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. We did not record an impairment on our oil and natural gas properties for the three months ended March 31, 2026 and 2025.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended March 31,
	2026	2025

	(In thousands, except production data)
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$82,885	$89,951
Lease bonus and other income	1,337	311
Loss on commodity derivative instruments, net	(18,678)	(6,053)
Total revenues	65,544	84,209
Costs and expenses
Production and ad valorem taxes	5,889	5,375
Depreciation and depletion expense	29,299	31,118
Marketing and other deductions	5,168	4,502
General and administrative expense	9,389	9,637
Total costs and expenses	49,745	50,632
Operating income	15,799	33,577
Other expense
Interest expense	(8,154)	(6,622)
Other expense	—	(12)
Net income before income taxes	7,645	26,943
Income tax expense	703	1,090
Net income	6,942	25,853
Distribution and accretion on Series A preferred units	(2,599)	(5,203)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(366)	(2,774)
Distribution to Class B unitholders	(9)	(14)
Net income attributable to common units of Kimbell Royalty Partners, LP	$3,968	$17,862
Production Data:
Oil (Bbls)	733,043	749,744
Natural gas (Mcf)	6,551,402	6,618,953
Natural gas liquids (Bbls)	472,027	442,187
Combined volumes (Boe) (6:1)	2,296,970	2,295,090

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Oil, Natural Gas and NGL Revenues

For the three months ended March 31, 2026, our oil, natural gas and NGL revenues were $82.9 million, a decrease of $7.1 million from $90.0 million for the three months ended March 31, 2025. The decrease in oil, natural gas and NGL revenues was primarily related to a decrease in the average prices received for natural gas and NGLs, partially offset by and an increase in the average prices received for oil coupled with a slight increase in production volumes for the three months ended March 31, 2026, as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,296,970 Boe or 25,522 Boe/d, for the three months ended March 31, 2026, an increase of 1,880 Boe or 21 Boe/d, from 2,295,090 Boe or 25,501 Boe/d, for the three months ended March 31, 2025.

Our operators received an average of $69.55 per Bbl of oil, $3.15 per Mcf of natural gas and $23.93 per Bbl of NGL for the volumes sold during the three months ended March 31, 2026 compared to $69.27 per Bbl of oil, $3.87 per Mcf of natural gas and $27.99 per Bbl of NGL for the volumes sold during the three months ended March 31, 2025. The average price received during the three months ended March 31, 2026 increased 0.4% or $0.28 per Bbl of oil, which is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 1.3% or $0.96 per Bbl of oil. The average price received during the three months ended March 31, 2026 decreased 18.6% or

$0.72 per Mcf of natural gas as compared to the three months ended March 31, 2025 as a result of lower differentials in the Permian Basin.

Lease Bonus and Other Income

Lease bonus and other income for the three months ended March 31, 2026 was $1.3 million, an increase of $1.0 million compared to $0.3 million for the three months ended March 31, 2025. The increase in lease bonus and other income was due to a large number of lease bonuses received during the three months ended March 31, 2026.

Loss on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended March 31, 2026 included $18.8 million of mark-to-market losses and $0.1 million of gains on the settlement of commodity derivative instruments compared to $7.0 million of mark-to-market losses and $0.9 million of gains on the settlement of commodity derivative instruments for the three months ended March 31, 2025. We recorded mark-to-market losses for the both the three months ended March 31, 2026 and 2025 as a result of an increase in strip pricing from the previous quarter, partially offset by gains on the settlement of commodity derivative instruments.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended March 31, 2026 were $5.9 million, an increase of $0.5 million compared to $5.4 million for the three months ended March 31, 2025. The increase in production and ad valorem taxes was primarily attributable to the increase in production volumes along with an increase in the average prices received for oil, partially offset by a decrease in the average prices received for natural gas and NGLs for the three months ended March 31, 2026.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended March 31, 2026 was $29.3 million, a decrease of $1.8 million from $31.1 million for the three months ended March 31, 2025. The decrease in depreciation and depletion expense was due to the gradual reduction in the depletable base of our oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $12.74 for the three months ended March 31, 2026, a decrease of $0.78 per barrel from the $13.52 average depletion rate per barrel for the three months ended March 31, 2025. The decrease in the depletion rate was due to the gradual reduction in the depletable base of our oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended March 31, 2026 were $5.2 million, an increase of $0.7 million compared to $4.5 million for the three months ended March 31, 2025. The increase in marketing and other deductions was primarily related to the increase in production volumes along with an increase in the average prices received for oil, partially offset by a decrease in the average prices received for natural gas and NGLs for the three months ended March 31, 2026.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were $9.4 million, a decrease of $0.2 million compared to $9.6 million for the three months ended March 31, 2025. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The decrease in general and administrative expenses was primarily attributable to an overall decrease in cash general and administrative expenses, partially offset by an increase in unit-based compensation expense.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $8.2 million, compared to $6.6 million for the three months ended March 31, 2025. The increase in interest expense was primarily due to an increase in the overall debt balance as a result of additional borrowings to complete the partial redemption of the Series A preferred units.

Income Tax Expense

We recorded an income tax expense of $0.7 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

Cash Distribution Policy

The limited liability company agreement of the Operating Company requires it to distribute all of its cash on hand at the end of each quarter in an amount equal to its available cash for such quarter. In turn, our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter in an amount equal to our available cash for such quarter. Available cash for each quarter will be determined by the Board of Directors following the end of such quarter. “Available cash,” as used in this context, is defined in our partnership agreement and in the limited liability company agreement of the Operating Company. We expect that the Operating Company’s available cash for each quarter will generally equal its Adjusted EBITDA for the quarter, less cash needed for debt service and other contractual obligations, cash used for repurchases of our common units under the Repurchase Program and fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate, and we expect that our available cash for each quarter will generally equal our Adjusted EBITDA for the quarter (and will be our proportional share of the available cash distributed by the Operating Company for that quarter), less cash needs for debt service and other contractual obligations, cash used for repurchases of our common units under the Repurchase Program, tax obligations, fixed charges and reserves for future operating or capital needs that the Board of Directors may determine is appropriate.

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the first quarter of 2026 for the repayment of $14.5 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the first quarter of 2026. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we completed the Boren Acquisition partially with net proceeds from an underwritten public offering of 11,500,000 common units (the “2025 Equity Offering”). The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our first quarter 2026 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$49,430	$54,153
Net cash used in investing activities	(13)	(222,950)
Net cash (used in) provided by financing activities	(56,233)	170,257
Net (decrease) increase in cash and cash equivalents	$(6,816)	$1,460

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the three months ended March 31, 2026 were $49.4 million, a decrease of $4.8 million compared to $54.2 million for the three months ended March 31, 2025.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2026 were $0.01 million compared to $222.9 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, cash flows used in investing activities primarily related the purchase of office equipment. For the three months ended March 31, 2025, cash flows used in investing activities primarily related to the Boren Acquisition.

Financing Activities

Cash flows used in financing activities were $56.2 million for the three months ended March 31, 2026 compared to $170.3 million of cash flows provided by financing activities for the three months ended March 31, 2025. Cash flows used in financing activities for the three months ended March 31, 2026 consists primarily of $42.6 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $13.4 million used to repay borrowings under our secured revolving credit facility, $7.3 million used to repurchase common units and $5.2 million of restricted units repurchased for tax withholding, partially offset by $12.8 million of additional borrowings under our secured revolving credit facility.

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

For additional information on our Second A&R Credit Agreement, please read Note 9―Long-Term Debt to the unaudited interim consolidated financial statements included in this Quarterly Report.

Tax Matters

Even though we are organized as a limited partnership under state law, we are treated as a corporation for United States federal income tax purposes. Accordingly, we are subject to United States federal income tax at regular corporate rates on our net taxable income. The non-controlling interest, which is held by the OpCo common unitholders, is not subject to federal income taxes. We estimate that a portion of our quarterly distributions will constitute a non-taxable reduction to the tax basis of unitholders’ common units. The reduced tax basis will increase unitholders’ capital gain (or decrease unitholders’ capital loss) when unitholders sell their common units. We currently believe that the portion that constitutes dividends for U.S. federal income tax purposes will be considered qualified dividends, subject to holding period and certain other conditions, which are subject to a tax rate of 0%, 15% or 20% depending on the income level and tax filing status of a unitholder for 2026. Our estimates regarding treatment of our distributions are based on currently available information only and are subject to change, including with respect to prior quarters.

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

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2025 Form 10-K.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2025 Form 10-K. As of March 31, 2026, we did not have any off-balance sheet arrangements. See Note 8—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of March 31, 2026, we had seven counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of March 31, 2026, we had total borrowings outstanding under our secured revolving credit facility of $440.9 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $4.4 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2025 through March 31, 2026. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Partnership’s legal proceedings, see Note 16—Commitments and Contingencies to the unaudited interim consolidated financial statements included in Part I of this Quarterly Report and incorporated by reference herein.

Item 1A. Risk Factors

In addition to the risks and uncertainties discussed in this Quarterly Report, included in Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the risks set out under the heading “Risk Factors” in Part I, Item 1A. Risk Factors in our 2025 Form 10-K. These risk factors could materially affect our business, financial condition and results of operations. The volatility in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks. Further, these risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities

On March 2, 2026, we issued 5,369,218 common units to an existing OpCo unitholder in exchange for 5,369,218 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018, by and among us, the General Partner, the Operating Company and the other holders of OpCo common units and Class B units from time to time party thereto (the “Exchange Agreement”).

The issuance of each of the foregoing securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Period	Total Number of Common Units Purchased(1)	Average Price Paid per Common Unit(1)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Common Units That May Yet be Purchased Under the Plans or Programs (In thousands)(2)
January 1, 2026 - January 31, 2026	—	$—	—	—
February 1, 2026 - February 28, 2026	—	$—	—	—
March 1, 2026 - March 31, 2026	330,428	$14.55	500,000	$92,700
(1)	All of the common units shown above were withheld during the three months ended March 31, 2026 to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted units. The required withholding is calculated using the closing sales price per common unit reported by the New York Stock Exchange on the date prior to the applicable vesting date.
(2)	On March 6, 2026, the Board of Directors approved of a common unit repurchase program (the “Repurchase Program”). The Repurchase Program allows us to acquire up to $100 million of our outstanding common units. The Repurchase Program is authorized to extend through December 31, 2027 and we intend to purchase common units under the Repurchase Program opportunistically with cash on hand, free cash flow from operations or permitted borrowings under our secured revolving credit facility. The Repurchase Program may be temporarily suspended, modified, extended or discontinued by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in the open market in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors.
(3)	Pursuant to the Repurchase Program, on March 19, 2026, we purchased 500,000 common units at an average purchase price of $14.60, for a total cost of $7.3 million, excluding excise tax. The units were retired and canceled immediately upon repurchase.

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: May 7, 2026	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: May 7, 2026	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer