Form 10-Q
period 2026-06-30
Kimbell Royalty Partners, LP
filed 2026-08-07
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 OR

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

As of July 31, 2026, the registrant had outstanding 100,895,984 common units representing limited partner interests and 13,807,606 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025

	(In thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$44,931	$43,977
Oil, natural gas and NGL receivables	53,685	36,582
Derivative assets	292	6,504
Accounts receivable and other current assets	1,886	1,420
Total current assets	100,794	88,483
Property and equipment, net	655	629
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($190,380 and $174,189 excluded from depletion at June 30, 2026 and December 31, 2025, respectively)	2,417,589	2,271,470
Less: accumulated depreciation, depletion and impairment	(1,207,591)	(1,148,157)
Total oil and natural gas properties, net	1,209,998	1,123,313
Right-of-use assets, net	4,424	4,606
Derivative assets	984	2,587
Loan origination costs, net	9,362	9,722
Total assets	$1,326,217	$1,229,340

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,051	$3,144
Other current liabilities	8,789	7,097
Derivative liabilities	961	—
Total current liabilities	13,801	10,241
Operating lease liabilities, excluding current portion	4,238	4,411
Derivative liabilities	749	28
Long-term debt	478,700	441,500
Total liabilities	497,488	456,180
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (162,500 units issued and outstanding as of June 30, 2026 and December 31, 2025)	159,184	158,793
Kimbell Royalty Partners, LP unitholders' equity:
Common units (98,652,268 units and 93,396,488 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	575,049	531,121
Class B units (16,051,322 units and 14,491,540 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	802	724
Total Kimbell Royalty Partners, LP unitholders' equity	575,851	531,845
Non-controlling interest in OpCo	93,694	82,522
Total unitholders' equity	669,545	614,367
Total liabilities, mezzanine equity and unitholders' equity	$1,326,217	$1,229,340

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per unit data)
Revenue
Oil, natural gas and NGL revenues	$103,046	$74,695	$185,931	$164,646
Lease bonus and other income	3,319	2,514	4,656	2,825
Gain (loss) on commodity derivative instruments, net	6,112	9,339	(12,566)	3,286
Total revenues	112,477	86,548	178,021	170,757
Costs and expenses
Production and ad valorem taxes	8,207	5,715	14,096	11,090
Depreciation and depletion expense	30,206	30,458	59,505	61,576
Marketing and other deductions	4,163	3,016	9,331	7,518
General and administrative expense	10,220	9,573	19,609	19,210
Total costs and expenses	52,796	48,762	102,541	99,394
Operating income	59,681	37,786	75,480	71,363
Other expense
Interest expense	(8,404)	(8,947)	(16,558)	(15,569)
Other expense	—	—	—	(12)
Net income before income taxes	51,277	28,839	58,922	55,782
Income tax expense	3,978	2,167	4,681	3,257
Net income	47,299	26,672	54,241	52,525
Distribution and accretion on Series A preferred units	(2,628)	(24,337)	(5,227)	(29,540)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(6,251)	(314)	(6,617)	(3,088)
Distribution to Class B unitholders	(9)	(14)	(18)	(28)
Net income attributable to common units of Kimbell Royalty Partners, LP	$38,411	$2,007	$42,379	$19,869

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.40	$0.02	$0.45	$0.22
Diluted	$0.40	$0.02	$0.45	$0.22
Weighted average number of common units outstanding
Basic	96,307	91,170	94,725	90,430
Diluted	118,876	122,924	118,818	125,277

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2026
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total

	(In thousands)
Balance at January 1, 2026	93,396	$531,121	14,492	$724	$82,522	$614,367
Conversion of Class B units to common units	5,369	30,575	(5,369)	(268)	(30,575)	(268)
Restricted units repurchased for tax withholding	(330)	(5,185)	—	—	—	(5,185)
Common units repurchased under buyback program	(500)	(7,310)	—	—	—	(7,310)
Unit-based compensation	1,217	4,081	—	—	—	4,081
Distributions to unitholders	—	(36,871)	—	—	(3,261)	(40,132)
Distribution and accretion on Series A preferred units	—	(2,380)	—	—	(219)	(2,599)
Distribution to Class B unitholders	—	(9)	—	—	—	(9)
Change in ownership of consolidated subsidiaries, net	—	1,038	—	—	(1,038)	—
Net income	—	6,357	—	—	585	6,942
Balance at March 31, 2026	99,152	521,417	9,123	456	48,014	569,887
Class B units issued for acquisition	—	—	6,929	346	101,856	102,202
Common units repurchased under buyback program	(500)	(7,360)	—	—	—	(7,360)
Unit-based compensation	—	4,342	—	—	—	4,342
Distributions to unitholders	—	(40,448)	—	—	(3,740)	(44,188)
Distribution and accretion on Series A preferred units	—	(2,260)	—	—	(368)	(2,628)
Distribution to Class B unitholders	—	(9)	—	—	—	(9)
Change in ownership of consolidated subsidiaries, net	—	58,687	—	—	(58,687)	—
Net income	—	40,680	—	—	6,619	47,299
Balance at June 30, 2026	98,652	$575,049	16,052	$802	$93,694	$669,545

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

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,241	$52,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	59,505	61,576
Amortization of right-of-use assets	182	171
Amortization of loan origination costs	1,004	1,113
Unit-based compensation	8,423	7,985
Forfeiture of restricted units	—	(57)
Loss (gain) on derivative instruments, net of settlements	9,497	(1,535)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(17,103)	(2,065)
Accounts receivable and other current assets	(467)	809
Accounts payable	933	(941)
Other current liabilities	1,692	7,034
Operating lease liabilities	(173)	(141)
Net cash provided by operating activities	117,734	126,474
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(96)	(552)
Proceeds from sale of property and equipment	—	13
Purchase of oil and natural gas properties	(44,263)	(222,752)
Net cash used in investing activities	(44,359)	(223,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Common units repurchased under buyback program	(14,670)	—
Proceeds from equity offering, net of issuance costs	—	163,575
Contributions from Class B unitholders	346	—
Redemption of Class B contributions on converted units	(268)	(2)
Redemption of Series A preferred units	—	(179,908)
Distribution to common unitholders	(77,319)	(81,255)
Distribution to OpCo unitholders	(7,001)	(12,607)
Distribution to Series A preferred unitholders	(4,862)	(9,710)
Distribution to Class B unitholders	(18)	(28)
Borrowings on long-term debt	65,100	254,136
Repayments on long-term debt	(27,900)	(31,200)
Payment of loan origination costs	(644)	(747)
Restricted units repurchased for tax withholding	(5,185)	(5,081)
Net cash (used in) provided by financing activities	(72,421)	97,173
NET INCREASE IN CASH AND CASH EQUIVALENTS	954	356
CASH AND CASH EQUIVALENTS, beginning of period	43,977	34,168
CASH AND CASH EQUIVALENTS, end of period	$44,931	$34,524
Supplemental cash flow information:
Cash paid for interest	$15,561	$11,391
Cash paid for taxes	$4,750	$219
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$101,856	$—
Deemed distribution to Series A preferred units	$391	$673
Distribution on Series A preferred units in accounts payable	$2,431	$2,431
Recognition of tenant improvement asset	$—	$63
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,224

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

Global Conflicts and Uncertainties

The recent U.S. military action in Iran has led to regional instability and caused dramatic fluctuations in global financial markets and increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, the Partnership has not experienced a material adverse impact to operations or the consolidated financial statements as a result of these conflicts; however, the Partnership will continue to monitor for events that could materially impact them.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2025 Form 10-K. There have been no substantial changes in such policies or the application of such policies during the three and six months ended June 30, 2026.

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

The following table disaggregates the Partnership’s oil, natural gas and NGL revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Oil revenue	$76,118	$48,827	$127,098	$100,762
Natural gas revenue	13,676	15,293	34,286	40,931
NGL revenue	13,252	10,575	24,547	22,953
Total Oil, natural gas and NGL revenues	$103,046	$74,695	$185,931	$164,646

NOTE 4—ACQUISITIONS

On June 22, 2026, the Partnership completed the acquisition of mineral and royalty interests from Mesa Visa Royalties, LLC and certain of its affiliates (the “Mesa Acquisition) in a transaction valued at approximately $146.1 million, including transaction costs and certain customary post-closing adjustments. The aggregate consideration for the Mesa Acquisition consisted of approximately $44.0 million in cash and the issuance of 6,929,000 common units representing limited liability company interests in OpCo (“OpCo common units”) and an equal number of Class B units representing limited partner interests in Kimbell (“Class B units”). The Partnership funded the cash consideration of the purchase price with borrowings under its secured revolving credit facility. The oil and gas properties are located in Loving, Ward, Upton, Howard, Glasscock, Martin, Winkler, Culberson, Midland, Pecos, Borden, Reagan, Reeves and Dawson Counties, Texas, and Eddy and Lea Counties, New Mexico. The Mesa Acquisition was accounted for as an asset acquisition and the allocation of the purchase price was $73.1 million to proved developed properties and $73.0 million to unevaluated properties.

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

As of June 30, 2026, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Beginning fair value of derivative instruments	$(9,756)	$(5,154)	$9,063	$1,836
Gain (loss) on commodity derivative instruments, net	6,112	9,339	(12,566)	3,286
Net cash paid (received) on settlements of derivative instruments	3,210	(814)	3,069	(1,751)
Ending fair value of derivative instruments	$(434)	$3,371	$(434)	$3,371

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		June 30,	December 31,
Classification	Balance Sheet Location	2026	2025

		(In thousands)
Assets:
Current assets	Derivative assets	$292	$6,504
Long-term assets	Derivative assets	984	2,587
Liabilities:
Current liabilities	Derivative liabilities	(961)	—
Long-term liabilities	Derivative liabilities	(749)	(28)
		$(434)	$9,063

As of June 30, 2026, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
July 2026 - December 2026	300,288	$64.97	$63.33	$66.60
January 2027 - December 2027	614,295	$61.31	$58.06	$63.75
January 2028 - June 2028	307,671	$67.74	$65.30	$70.35

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
July 2026 - December 2026	2,649,600	$3.68	$3.42	$3.94
January 2027 - December 2027	5,361,120	$3.93	$3.47	$4.46
January 2028 - June 2028	2,696,694	$3.74	$3.15	$4.35

NOTE 6—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of June 30, 2026 and December 31, 2025 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and six months ended June 30, 2026 and 2025.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total

	(In thousands)
June 30, 2026
Assets
Commodity derivative contracts	$—	$4,238	$—	$(2,962)	$1,276
Liabilities
Commodity derivative contracts	$—	$(4,672)	$—	$2,962	$(1,710)
December 31, 2025
Assets
Commodity derivative contracts	$—	$9,686	$—	$(595)	$9,091
Liabilities
Commodity derivative contracts	$—	$(623)	$—	$595	$(28)

NOTE 7—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	June 30,	December 31,
	2026	2025

	(In thousands)
Oil and natural gas properties
Proved properties	$2,227,209	$2,097,281
Unevaluated properties	190,380	174,189
Less: accumulated depreciation, depletion and impairment	(1,207,591)	(1,148,157)
Total oil and natural gas properties	$1,209,998	$1,123,313

Costs not subject to depletion
Incurred in 2026	$72,441
Incurred in 2025	98,279
Incurred in 2024	—
Prior	19,660
Total costs not subject to depletion	$190,380

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

The Partnership did not record an impairment on its oil and natural gas properties for the three and six months ended June 30, 2026 and 2025.

Depletion expense for the three months ended June 30, 2026 and 2025 was $30.2 million and $30.4 million, respectively, and the average depletion rate per barrel was $12.84 and $13.16, respectively. Depletion expense for the six months ended June 30, 2026 and 2025 was $59.4 million and $61.4 million, respectively, and the average depletion rate per barrel was $12.79 and $13.34, respectively.

NOTE 8—LEASES

The Partnership is the lessee on a lease of administrative office space used for its operations. The Partnership does not have any material lessor arrangements. Substantially all the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in February 2035.

The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short-term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of June 30, 2026 is 8.59 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 7.51% for the six months ended June 30, 2026.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. The total operating lease expense recorded for both the three months ended June 30, 2026 and 2025 was $0.2 million and $0.4 million for both the six months ended June 30, 2026 and 2025.

Future minimum lease commitments as of June 30, 2026 were as follows:

	Total	2026	2027	2028	2029	2030	Thereafter

	(In thousands)
Operating leases	$6,253	$330	$668	$682	$702	$721	$3,150
Less: Imputed Interest	(1,680)
Total	$4,573

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

The secured revolving credit facility is guaranteed by certain of the Partnership’s material subsidiaries and is collateralized by substantially all assets, including the oil and natural gas properties of such subsidiaries, including mortgages on at least 75% of the PV-9 of the proved developed reserves constituting borrowing base properties as set forth on the Partnership’s most recent reserve report. The borrowing base will be based on the value of the Partnership’s and certain of its material subsidiaries’ oil and natural gas properties. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year by the Lenders (as defined in the Second A&R Credit Agreement), with one interim unscheduled redetermination available to each of the Partnership and a group of certain Lenders between scheduled redeterminations during each calendar year. In connection with the May 1, 2026 redetermination, the borrowing base and aggregate elected commitments increased from $625.0 million to $660.0 million.

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

During the six months ended June 30, 2026, the Partnership borrowed an additional $65.1 million under the secured revolving credit facility and repaid approximately $27.9 million of the outstanding borrowings. As of June 30, 2026, the Partnership’s outstanding balance was $478.7 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of June 30, 2026.

As of June 30, 2026, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.00% or the ABR (as defined in the Second A&R Credit Agreement) plus a margin of 2.00%. For the three and six months ended June 30, 2026, the weighted average interest rate on the Partnership’s outstanding borrowings was 6.69% and 6.70%, respectively.

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

The Series A preferred units are classified as mezzanine equity on the consolidated balance sheets due to certain redemption provisions being outside of the Partnership’s control. The Partnership has elected to accrete changes in the redemption value of the Series A preferred units over the period from the date of issuance to the earliest redemption date. The Series A preferred units were estimated to be redeemable at a price of $1,176.00 per Series A preferred unit as of June 30, 2026, equal to 118% of par value.

The Series A preferred units had a carrying value of $159.2 million, including accrued distributions of $2.4 million, as of June 30, 2026, and a carrying value of $158.8 million, including accrued distributions of $2.5 million, as of December 31, 2025.

NOTE 11—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of June 30, 2026, the Partnership had a total of 98,652,268 common units issued and outstanding and 16,051,322 Class B units issued and outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2025	93,396,488
Common units issued under the A&R LTIP (1)	1,216,990
Restricted units repurchased for tax withholding	(330,428)
Conversion of Class B units to common units	5,369,218
Repurchased and cancelation of common units	(1,000,000)
Balance at June 30, 2026	98,652,268
(1)	Includes restricted units granted to certain employees and directors under the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 24, 2026.

The following table presents information regarding the common unit cash distributions approved by the Board of Directors for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2026	$0.41	May 7, 2026	May 19, 2026	May 27, 2026
Q2 2026	$0.47	August 7, 2026	August 17, 2026	August 24, 2026

Q1 2025	$0.47	May 8, 2025	May 20, 2025	May 28, 2025
Q2 2025	$0.38	August 7, 2025	August 18, 2025	August 25, 2025

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

Change in Ownership of Consolidated Subsidiaries

The following table summarizes the changes in common unitholders' equity due to changes in ownership interest during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net income attributable to the Partnership	$40,680	$23,089	$47,037	$45,469
Changes in ownership of consolidated subsidiaries, net	58,687	(552)	59,725	(12,805)
Change from net income attributable to the Partnership's unitholders and transfers to non-controlling interest	$99,367	$22,537	$106,762	$32,664

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net income attributable to common units of Kimbell Royalty Partners, LP	$38,411	$2,007	$42,379	$19,869
Distribution and accretion on Series A preferred units	2,628	24,337	5,227	29,540
Net income attributable to non-controlling interests in OpCo and distribution to Class B unitholders	6,260	328	6,635	3,116
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$47,299	$26,672	$54,241	$52,525

Weighted average number of common units outstanding:
Basic	96,307	91,170	94,725	90,430
Effect of dilutive securities:
Series A preferred units	10,783	15,048	10,783	18,290
Class B units	9,808	14,492	11,247	14,499
Restricted units	1,978	2,214	2,063	2,058
Diluted	118,876	122,924	118,818	125,277

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.40	$0.02	$0.45	$0.22
Diluted	$0.40	$0.02	$0.45	$0.22

The calculation of diluted net income per unit for the three and six months ended June 30, 2026 and 2025 includes the conversion of all Series A preferred units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

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

The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2025	2,226,396	$15.847	1.575 years
Awarded	1,216,990	14.130	—
Vested	(1,070,533)	15.531	—
Unvested at June 30, 2026 (1)	2,372,853	$15.109	2.045 years
(1)	As of June 30, 2026, there was $35.9 million of unrecognized compensation expense associated with unvested restricted units based on the weighted average grant date fair value per unit of $15.109.

NOTE 14—INCOME TAXES

As discussed in Note 1, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. The non-controlling interest, which represents OpCo common unitholders’, is not subject to federal income taxes.

The Partnership records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes in forecasted annual income (loss) attributable to non-controlling interest and changes to actual or forecasted permanent book to tax differences. The Partnership’s effective tax rate for the three months ended June 30, 2026 was 8.0%, compared to 5.8% for the three months ended June 30, 2025. The Partnership recorded an income tax expense of $4.0 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively and an income tax expense of $4.7 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

In accordance with ASC Topic 740, Income Taxes, the Partnership has recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended June 30, 2026 resulted in a reduction to current income tax expense, primarily due to the changes to the 163(j) interest limitation.

NOTE 15—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has a separate services agreement with K3 Royalties, LLC (“K3 Royalties”). Pursuant to the K3 Royalties service agreement, K3 Royalties and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors may identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and K3 Royalties under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders. During the three and six months ended June 30, 2026, the Partnership made payments to K3 Royalties in the amount of $30,000 and $60,000 respectively.

The Partnership received $53,712 and $95,443 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three and six months ended June 30, 2026, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of June 30, 2026.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to June 30, 2026 in the preparation of its unaudited interim consolidated financial statements.

Distributions

On August 7, 2026, the Board of Directors declared a quarterly cash distribution of $0.47 per common unit and $0.496665 per OpCo common unit for the quarter ended June 30, 2026. The Partnership intends to pay this distribution on

August 24, 2026 to common unitholders and OpCo common unitholders of record as of the close of business on August 17, 2026.

As to the Partnership, $0.026665 of the OpCo common unit distribution corresponds to a tax payment made by the Partnership in the second quarter of 2026. Under the limited liability company agreement of the Operating Company, the Partnership is not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $2.4 million for the quarter ended June 30, 2026. The Partnership intends to pay the distribution subsequent to August 7, 2026, and prior to the distribution on the common units and OpCo common units.

Dropdown

On July 16, 2026, the Partnership, Opco, Kimbell Royalty Holdings, LLC (“KRH”), Kimbell Intermediate Holdings, LLC (“Intermediate”), KRP Legacy NBR, LLC (“KRP Legacy”), and Kimbell Crest Minerals LLC (“Kimbell Crest” and, together with the Partnership, Opco, KRH, Intermediate and KRP Legacy, the “Buyer Parties”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Rivercrest Capital Partners LP (“Rivercrest Capital”), Rivercrest Capital Partners II LP (“Rivercrest Capital II”), Cupola Royalty Direct, LLC (“Cupola”) and, together with Rivercrest Capital and Rivercrest Capital II, the (“Sellers”). The transactions contemplated by the Purchase Agreement are referred to as the “Dropdown.”

The Buyer Parties have agreed to acquire (a) certain mineral interests, overriding royalty interests, royalty interests and other interests in oil and gas properties from the Sellers and (b) certain partnership interests in OGM Partners I, and RCPTX, Ltd, that are not already owned by the Buyer Parties. The aggregate consideration payable by the Buyer Parties will be approximately $75.0 million in cash and the issuance of 9.5 million Opco units and an equal number of Class B units to the Sellers or their designees.

Completion of the Dropdown is subject to the satisfaction or waiver of certain customary closing conditions as set forth in the Purchase Agreement. The Dropdown is expected to close on or about August 21, 2026, with an effective date of June 1, 2026.

Conversion of Class B Units to Common Units

On July 22, 2026, the Partnership issued 2,243,716 common units to an existing OpCo unitholder in exchange for 2,243,716 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018, by and among us, the General Partner, the Operating Company and the other holders of OpCo common units and Class B units from time to time party thereto (the “Exchange Agreement”).

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report may constitute forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of future operations or acquisitions. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to replace our reserves;
●	our ability to make, consummate and integrate acquisitions of assets or businesses and realize the benefits or effects of any acquisitions or the timing, final purchase price or consummation of any acquisitions;
●	our ability to execute our business strategies;
●	the volatility of realized prices for oil, natural gas and natural gas liquids (“NGLs”), including as a result of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries;
●	the level of production on our properties;
●	the level of drilling and completion activity by the operators of our properties;
●	our ability to forecast identified drilling locations, gross horizontal wells, drilling inventory and estimates of reserves on our properties and on properties we seek to acquire;
●	regional supply and demand factors, delays or interruptions of production;
●	industry, economic, business or political conditions, including the energy and environmental proposals being considered and evaluated by the federal government and other regulating bodies;
●	trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, which may have varying effects on commodity prices;

●	the continued threat of terrorism and the impact of military and other action and armed conflict, such as the current conflict between Russia and Ukraine, the conflict in the Middle East and recent U.S. military action in Iran;
●	revisions to our reserve estimates as a result of changes in commodity prices, decline curves and other uncertainties;
●	impact of impairment expense on our financial statements;
●	competition in the oil and natural gas industry generally and the mineral and royalty industry in particular;
●	the ability of the operators of our properties to obtain capital or financing needed for development and exploration operations;
●	title defects in the properties in which we acquire an interest;
●	the availability or cost of rigs, completion crews, equipment, raw materials, supplies, oilfield services or personnel to the operators of our properties;
●	restrictions on or the availability of the use of water in the business of the operators of our properties;
●	the availability of transportation facilities;
●	the ability of the operators of our properties to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;
●	federal and state legislative and regulatory initiatives relating to the environment, hydraulic fracturing, tax laws and other matters affecting the oil and gas industry, including regulation, proposals, and executive orders focused on addressing climate change;
●	future operating results;
●	exploration and development drilling prospects, inventories, projects and programs;
●	operating hazards faced by the operators of our properties;
●	the ability of the operators of our properties to keep pace with technological advancements;
●	uncertainties regarding United States federal income tax law, including the treatment of our future earnings and distributions; and
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

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

As of June 30, 2026, we owned mineral and royalty interests in approximately 12.5 million gross acres and overriding royalty interests in approximately 4.8 million gross acres, with approximately 55% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of June 30, 2026, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 134,000 gross wells, including over 54,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as June 30, 2026:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,650,382	28,512	11,817	54,510
Mid‑Continent	5,866,366	48,832	4,892	21,181
Terryville/Cotton Valley/Haynesville	1,428,907	7,919	3,058	16,444
Appalachian Basin	741,354	23,203	1,681	3,994
Bakken/Williston Basin	1,640,077	6,138	1,010	5,708
Eagle Ford	624,148	6,730	1,325	4,645
DJ Basin/Rockies/Niobrara	74,152	1,036	940	12,641
Other	3,232,560	36,694	1,107	15,512
Total	17,257,946	159,064	25,830	134,635
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2025 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of June 30, 2026:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	716	567	2.60	2.43
Mid‑Continent	108	74	0.52	0.41
Terryville/Cotton Valley/Haynesville	70	16	0.40	0.18
Appalachian Basin	5	2	0.04	—
Bakken/Williston Basin	65	87	0.09	0.18
Eagle Ford	52	19	0.33	0.16
DJ Basin/Rockies/Niobrara	—	11	—	0.05
Total	1,016	776	3.98	3.41
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

Recent Developments

Quarterly Distributions

On August 7, 2026, our General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.47 per common unit representing limited partner interests in the Partnership (“common unit”) and $0.496665 per common unit of the Operating Company (“OpCo common unit”) for the quarter ended June 30, 2026. We intend to pay the distributions on August 24, 2026 to common unitholders and OpCo common unitholders of record as of the close of business on August 17, 2026.

As to us, $0.026665 of the OpCo common unit distribution corresponds to a tax payment made by us in the second quarter of 2026. Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by us.

We will pay a cash distribution on the Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”) of approximately $2.4 million for the quarter ended June 30, 2026. We intend to pay the distribution subsequent to August 7, 2026 and prior to the distribution on the common units and OpCo common units.

Acquisitions

On June 22, 2026, we completed the acquisition of mineral and royalty interests from Mesa Visa Royalties, LLC and certain of its affiliates (the “Mesa Acquisition) in a transaction valued at approximately $147.0 million, including transaction costs and certain customary post-closing adjustments. The aggregate consideration for the Mesa Acquisition consisted of approximately $44.0 million in cash and the issuance of 6,929,000 OpCo common units and an equal number of Class B units representing limited partner interests in Kimbell (“Class B units”). We funded the cash consideration of the purchase price with borrowings under our secured revolving credit facility. The oil and gas properties are located in Loving, Ward, Upton, Howard, Glasscock, Martin, Winkler, Culberson, Midland, Pecos, Borden, Reagan, Reeves and Dawson Counties, Texas, and Eddy and Lea Counties, New Mexico.

On July 16, 2026, we, Opco, Kimbell Royalty Holdings, LLC (“KRH”), Kimbell Intermediate Holdings, LLC (“Intermediate”), KRP Legacy NBR, LLC (“KRP Legacy”), and Kimbell Crest Minerals LLC (“Kimbell Crest” and, together with us, Opco, KRH, Intermediate and KRP Legacy, the “Buyer Parties”), entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Rivercrest Capital Partners LP (“Rivercrest Capital”), Rivercrest Capital Partners II LP (“Rivercrest Capital II”), Cupola Royalty Direct, LLC (“Cupola” and, together with Rivercrest Capital and Rivercrest Capital II, the “Sellers”). The transactions contemplated by the Purchase Agreement are referred to as the “Dropdown.”

The Buyer Parties have agreed to acquire (a) certain mineral interests, overriding royalty interests, royalty interests and other interests in oil and gas properties from the Sellers and (b) certain partnership interests in OGM Partners I, and RCPTX, Ltd, that are not already owned by the Buyer Parties. The aggregate consideration payable by the Buyer Parties will be approximately $75.0 million in cash and the issuance of 9.5 million Opco units and an equal number of Class B units to the Sellers or their designees.

Completion of the Dropdown is subject to the satisfaction or waiver of certain customary closing conditions as set forth in the Purchase Agreement. The Dropdown is expected to close on or about August 21, 2026, with an effective date of June 1, 2026.

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

Conversion of Class B Units to Common Units

On July 22, 2026, we issued 2,243,716 common units to an existing OpCo unitholder in exchange for 2,243,716 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement, dated as of September 23, 2018, by and among us, the General Partner, the Operating Company and the other holders of OpCo common units and Class B units from time to time party thereto (the “Exchange Agreement”).

Business Environment

Global Conflicts and Uncertainties

The recent U.S. military action in Iran has led to regional instability and caused dramatic fluctuations in global financial markets and increased the level of global economic and political uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has increased volatility in commodity prices. To date, we have not experienced a material adverse impact to operations or the consolidated financial statements as a result of these conflicts; however, we will continue to monitor for events that could materially impact us.

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

Government Legislation

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. Key provisions of the Act effecting the us include: (i) the permanent reduction of the corporate tax rate, (ii) the permanent extension of 100% bonus depreciation for qualified property, and (iii) modifications to the calculation for excess business interest expense limitation under § 163(j) to adjusted taxable income calculation on the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, we have recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended June 30, 2026 resulted in a reduction to current income tax expense, primarily due to the changes to the 163(j) interest limitation.

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

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	High	Low	High	Low
Oil ($/Bbl)	$114.58	$56.01	$80.73	$58.50
Natural gas ($/MMBtu)	$30.72	$2.54	$9.86	$2.65

On July 27, 2026, the West Texas Intermediate posted price for crude oil was $84.25 per Bbl and the Henry Hub spot market price of natural gas was $2.63 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oil ($/Bbl)	$95.65	$64.57	$84.29	$68.12
Natural gas ($/MMBtu)	$2.95	$3.19	$3.81	$3.66

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased by 5.3% to 561 active land rigs at June 30, 2026 compared to 533 active land rigs at June 30, 2025. The 561 active land rigs at June 30, 2026 increased by 5.8% compared to 530 active land rigs at March 31, 2026. The increase in rig count is primarily related to the energy crisis in the Middle East and surging global oil prices.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	June 30,
Basin or Producing Region	2026	2025
Permian Basin	59	53
Mid‑Continent	13	13
Terryville/Cotton Valley/Haynesville	7	11
Appalachian Basin	1	—
Bakken/Williston Basin	6	6
Eagle Ford	5	3
Other	—	2
Total	91	88

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices received.

The following table presents the breakdown of our oil, natural gas and NGL revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Oil revenue	74%	66%	69%	61%
Natural gas revenue	13%	20%	18%	25%
NGL revenue	13%	14%	13%	14%
	100%	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through June 2028, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see Note 5—Derivatives.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$47,299	$26,672	$54,241	$52,525
Depreciation and depletion expense	30,206	30,458	59,505	61,576
Interest expense	8,404	8,947	16,558	15,569
Income tax expense	3,978	2,167	4,681	3,257
EBITDA	89,887	68,244	134,985	132,927
Unit-based compensation	4,342	4,124	8,423	7,985
(Gain) loss on derivative instruments, net of settlements	(9,322)	(8,524)	9,497	(1,535)
Consolidated Adjusted EBITDA	84,907	63,844	152,905	139,377
Adjusted EBITDA attributable to non-controlling interest	(11,882)	(8,576)	(17,611)	(18,722)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	73,025	55,268	135,294	120,655
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	6,776	5,810	13,811	9,861
Cash distribution to Series A preferred unitholders	2,091	2,104	4,292	6,267
Cash income tax expense	4,167	219	4,167	219
Distribution to Class B unitholders	9	14	18	28
Cash available for distribution on common units	$59,982	$47,121	$113,006	$104,280

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$68,304	$72,321	$117,734	$126,474
Interest expense	8,404	8,947	16,558	15,569
Income tax expense	3,978	2,167	4,681	3,257
Amortization of right-of-use assets	(92)	(86)	(182)	(171)
Amortization of loan origination costs	(505)	(579)	(1,004)	(1,113)
Unit-based compensation	(4,342)	(4,124)	(8,423)	(7,985)
Forfeiture of restricted units	—	—	—	57
Gain (loss) on derivative instruments, net of settlements	9,322	8,524	(9,497)	1,535
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	8,157	(13,009)	17,103	2,065
Accounts receivable and other current assets	(105)	(792)	467	(809)
Accounts payable	(1,152)	3	(933)	941
Other current liabilities	(2,171)	(5,208)	(1,692)	(7,034)
Operating lease liabilities	89	80	173	141
EBITDA	89,887	68,244	134,985	132,927
Add:
Unit-based compensation	4,342	4,124	8,423	7,985
(Gain) loss on derivative instruments, net of settlements	(9,322)	(8,524)	9,497	(1,535)
Consolidated Adjusted EBITDA	84,907	63,844	152,905	139,377
Adjusted EBITDA attributable to non-controlling interest	(11,882)	(8,576)	(17,611)	(18,722)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	73,025	55,268	135,294	120,655
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	6,776	5,810	13,811	9,861
Cash distribution to Series A preferred unitholders	2,091	2,104	4,292	6,267
Cash income tax expense	4,167	219	4,167	219
Distribution to Class B unitholders	9	14	18	28
Cash available for distribution on common units	$59,982	$47,121	$113,006	$104,280

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and six months ended June 30, 2026 and 2025 include the Mesa Acquisition in June 2026 and the acquisition of mineral and royalty interests from Boren Minerals (the “Boren Acquisition”) in January 2025.

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

Impairment of Oil and Natural Gas Properties

Accounting standards require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience significant downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and natural gas prices increase the cost center ceiling applicable to the subsequent period. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. We did not record an impairment on our oil and natural gas properties for the three and six months ended June 30, 2026 and 2025.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except production data)		(In thousands, except production data)
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$103,046	$74,695	$185,931	$164,646
Lease bonus and other income	3,319	2,514	4,656	2,825
Gain (loss) on commodity derivative instruments, net	6,112	9,339	(12,566)	3,286
Total revenues	112,477	86,548	178,021	170,757
Costs and expenses
Production and ad valorem taxes	8,207	5,715	14,096	11,090
Depreciation and depletion expense	30,206	30,458	59,505	61,576
Marketing and other deductions	4,163	3,016	9,331	7,518
General and administrative expense	10,220	9,573	19,609	19,210
Total costs and expenses	52,796	48,762	102,541	99,394
Operating income	59,681	37,786	75,480	71,363
Other expense
Interest expense	(8,404)	(8,947)	(16,558)	(15,569)
Other expense	—	—	—	(12)
Net income before income taxes	51,277	28,839	58,922	55,782
Income tax expense	3,978	2,167	4,681	3,257
Net income	47,299	26,672	54,241	52,525
Distribution and accretion on Series A preferred units	(2,628)	(24,337)	(5,227)	(29,540)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(6,251)	(314)	(6,617)	(3,088)
Distribution to Class B unitholders	(9)	(14)	(18)	(28)
Net income attributable to common units of Kimbell Royalty Partners, LP	$38,411	$2,007	$42,379	$19,869
Production Data:
Oil (Bbls)	777,874	768,711	1,510,917	1,518,455
Natural gas (Mcf)	6,562,150	6,538,116	13,113,552	13,157,069
Natural gas liquids (Bbls)	478,955	448,887	950,982	891,074
Combined volumes (Boe) (6:1)	2,350,521	2,307,284	4,647,491	4,602,374

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Oil, Natural Gas and NGL Revenues

For the three months ended June 30, 2026, our oil, natural gas and NGL revenues were $103.0 million, an increase of $28.3 million from $74.7 million for the three months ended June 30, 2025. The increase in oil, natural gas and NGL revenues was primarily related to an increase in the average prices received for oil, coupled with a slight increase in production volumes for the three months ended June 30, 2026, as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,350,521 Boe or 25,830 Boe/d, for the three months ended June 30, 2026, an increase of 43,237 Boe or 475 Boe/d, from 2,307,284 Boe or 25,355 Boe/d, for the three months ended June 30, 2025.

Our operators received an average of $97.85 per Bbl of oil, $2.08 per Mcf of natural gas and $27.67 per Bbl of NGL for the volumes sold during the three months ended June 30, 2026, compared to $63.52 per Bbl of oil, $2.34 per Mcf of natural gas and $23.56 per Bbl of NGL for the volumes sold during the three months ended June 30, 2025. The average prices received during the three months ended June 30, 2026 increased 54.0% or $34.33 per Bbl of oil and decreased

11.1% or $0.26 per Mcf of natural gas, which is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 48.1% or $31.08 per Bbl of oil and decrease of 7.5% or $0.24 per Mcf of natural gas.

Lease Bonus and Other Income

Lease bonus and other income for the three months ended June 30, 2026 was $3.3 million, an increase of $0.8 million compared to $2.5 million for the three months ended June 30, 2025. The increase in lease bonus and other income was due to a large number of lease bonuses received during the three months ended June 30, 2026.

Gain on Commodity Derivative Instruments

Gain on commodity derivative instruments for the three months ended June 30, 2026 included $9.3 million of mark-to-market gains and $3.2 million of losses on the settlement of commodity derivative instruments compared to $8.5 million of mark-to-market gains and $0.8 million of gains on the settlement of commodity derivative instruments for the three months ended June 30, 2025. We recorded a mark-to-market gain for the three months ended June 30, 2026 and 2025 as a result of the maturity of derivative contracts with lower strike pricing.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended June 30, 2026 were $8.2 million, an increase of $2.5 million compared to $5.7 million for the three months ended June 30, 2025. The increase in production and ad valorem taxes was primarily attributable to the increase in the average prices received for oil for the three months ended June 30, 2026, and to a lesser extent, the slight increase in production volumes.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended June 30, 2026 was $30.2 million, a decrease of $0.3 million from $30.5 million for the three months ended June 30, 2025. The decrease in the depletion rate was due to the gradual reduction in the depletable base of our oil and natural gas properties, partially offset by the Mesa Acquisition, which increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $12.84 for the three months ended June 30, 2026, a decrease of $0.32 per barrel from the $13.16 average depletion rate per barrel for the three months ended June 30, 2025. The decrease in the depletion rate was due to the gradual reduction in the depletable base of our oil and natural gas properties, partially offset by the Mesa Acquisition, which increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended June 30, 2026 were $4.2 million, an increase of $1.2 million compared to $3.0 million for the three months ended June 30, 2025. The increase in marketing and other deductions was primarily related to the increase in the average prices received for oil for the three months ended June 30, 2026, and to a lesser extent, the slight increase in production volumes.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $10.2 million, an increase of $0.6 million compared to $9.6 million for the three months ended June 30, 2025. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to an overall increase in cash general and administrative expenses and a $0.2 million increase in unit-based compensation expense.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $8.4 million, compared to $8.9 million for the three months ended June 30, 2025. The decrease in interest expense was primarily due to a 1.06% decrease in the weighted average interest rate from the three months June 30, 2025.

Income Tax Expense

We recorded an income tax expense of $4.0 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Oil, Natural Gas and NGL Revenues

For the six months ended June 30, 2026, our oil, natural gas and NGL revenues were $185.9 million, an increase of $21.3 million from $164.6 million for the six months ended June 30, 2025. The increase in oil, natural gas and NGL revenues was primarily related to an increase in the average prices received for oil, coupled with a slight increase in production volumes for the six months ended June 30, 2026, as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 4,647,491 Boe or 25,677 Boe/d, for the six months ended June 30, 2026, an increase of 45,117 Boe or 250 Boe/d, from 4,602,374 Boe or 25,427 Boe/d, for the six months ended June 30, 2025.

Our operators received an average of $84.12 per Bbl of oil, $2.61 per Mcf of natural gas and $25.81 per Bbl of NGL for the volumes sold during the six months ended June 30, 2026 compared to $66.36 per Bbl of oil, $3.11 per Mcf of natural gas and $25.76 per Bbl of NGL for the volumes sold during the six months ended June 30, 2025. The average price received during the six months ended June 30, 2026 increased 26.8% or $17.76 per Bbl of oil, which is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 23.7% or $16.17 per Bbl of oil. The average price received during the six months ended June 30, 2026 decreased 16.1% or $0.5 per Mcf of natural gas as compared to the six months ended June 30, 2025 as a result of lower differentials in the Permian Basin.

Lease Bonus and Other Income

Lease bonus and other income for the six months ended June 30, 2026 was $4.7 million, an increase of $1.9 million compared to $2.8 million for the six months ended June 30, 2025. The increase in lease bonus and other income was due to an increase in activity during the six months ended June 30, 2026.

(Loss) Gain on Commodity Derivative Instruments

Loss on commodity derivative instruments for the six months ended June 30, 2026 included $9.5 million of mark-to-market losses and $3.1 million of losses on the settlement of commodity derivative instruments compared to $1.5 million of mark-to-market gains and $1.8 million of gains on the settlement of commodity derivative instruments for the six months ended June 30, 2025. We recorded a mark-to-market loss for the six months ended June 30, 2026  as a result of an increase in strip pricing from the previous quarter. We recorded a mark-to-market gain for the six months ended June 30, 2025 as a result of the maturity of derivative contracts with lower strike pricing.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the six months ended June 30, 2026 were $14.1 million, an increase of $3.0 million from $11.1 million for the six months ended June 30, 2025. The increase in production and ad valorem taxes was primarily attributable to the increase in the average prices received for oil for the six months ended June 30, 2026, and to a lesser extent, the slight increase in production volumes.

Depreciation and Depletion Expense

Depreciation and depletion expense for the six months ended June 30, 2026 was $59.5 million, a decrease of $2.1 million from $61.6 million for the six months ended June 30, 2025. The decrease in the depletion rate was due to the gradual reduction in the depletable base of our oil and natural gas properties, partially offset by the Mesa Acquisition, which increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $12.79 for the six months ended June 30, 2026, a decrease of $0.55 per barrel from the $13.34 average depletion rate per barrel for the six months ended June 30, 2025. The decrease in the depletion rate was due to the gradual reduction in the depletable base of our oil and natural gas properties, partially offset by the Mesa Acquisition, which increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the six months ended June 30, 2026 was $9.3 million, an increase of $1.8 million compared to $7.5 million for the six months ended June 30, 2025. The increase in marketing and other deductions was primarily related to the increase in the average prices received for oil for the six months ended June 30, 2026, and to a lesser extent, the slight increase in production volumes.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were $19.6 million, an increase of $0.4 million compared to $19.2 million for the six months ended June 30, 2025. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to an increase in unit-based compensation expense.

Interest Expense

Interest expense for the six months ended June 30, 2026 was $16.6 million, compared to $15.6 million for the six months ended June 30, 2025. The increase in interest expense was primarily due to an increase in the overall debt balance as a result of additional borrowings to complete the Boren Acquisition, the partial redemption of the Series A preferred units and the Mesa Acquisition, partially offset by a 1.02% decrease in the weighted average interest rate from the six months ended June 30, 2025.

Income Tax Expense

We recorded an income tax expense of $4.7 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the second quarter of 2026 for the repayment of $17.9 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the second quarter of 2026. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 6,929,000 OpCo common units and an equal number of Class B units as partial consideration in connection with the Mesa Acquisition and we completed the Boren Acquisition partially with net proceeds from an underwritten public offering of 11,500,000 common units (the “2025 Equity Offering”). The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our second quarter 2026 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$117,734	$126,474
Net cash used in investing activities	(44,359)	(223,291)
Net cash (used in) provided by financing activities	(72,421)	97,173
Net increase in cash and cash equivalents	$954	$356

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the six months ended June 30, 2026 were $117.7 million, a decrease of $8.8 million compared to $126.5 million for the six months ended June 30, 2025.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2026 were $44.4 million compared to $223.3 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, cash flows used in investing activities primarily related to the Mesa Acquisition. For the six months ended June 30, 2025, cash flows used in investing activities primarily related to the Boren Acquisition.

Financing Activities

Cash flows used in financing activities were $72.4 million for the six months ended June 30, 2026 compared to $97.2 million of cash flows provided by financing activities for the six months ended June 30, 2025. Cash flows used in financing activities for the six months ended June 30, 2026 consists primarily of $89.2 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $27.9 million used to repay borrowings under our secured revolving credit facility, $14.7 million used to repurchase common units and $5.2 million of restricted units repurchased for tax withholding, partially offset by $65.1 million of additional borrowings under our secured revolving credit facility.

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

Indebtedness

On December 16, 2025, we entered into a Second A&R Credit Agreement, which amended and restated our existing Amended and Restated Credit Agreement, dated as of June 13, 2023 (as amended on July 24, 2023, December 8, 2023, and May 1, 2025). The Second A&R Credit Agreement provides for, among other things, (i) a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $1.5 billion with an initial borrowing base of $625.0 million and an initial aggregate elected commitments amount of up to $625.0 million, including a sub-facility for the issuance of letters of credit of up to $10.0 million and (ii) an extension of the maturity date of the Second A&R Credit Agreement to December 16, 2030. In connection with the May 1, 2026 redetermination, the borrowing base and aggregate elected commitments increased from $625.0 million to $660.0 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2025 Form 10-K. As of June 30, 2026, we did not have any off-balance sheet arrangements. See Note 8—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of June 30, 2026, we had seven counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of June 30, 2026, we had total borrowings outstanding under our secured revolving credit facility of $478.7 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $4.8 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2025 through June 30, 2026. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Period	Total Number of Common Units Purchased(1)(2)	Average Price Paid per Common Unit(2)	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Common Units That May Yet be Purchased Under the Plans or Programs (In thousands)(1)
April 1, 2026 - April 30, 2026	500,000	$14.70	500,000	$85,350
May 1, 2026 - May 31, 2026	—	$—	—	$—
June 1, 2026 - June 30, 2026	—	$—	—	$—
(1)	On March 6, 2026, the Board of Directors approved of a common unit repurchase program (the “Repurchase Program”). The Repurchase Program allows us to acquire up to $100 million of our outstanding common units. The Repurchase Program is authorized to extend through December 31, 2027 and we intend to purchase common units under the Repurchase Program opportunistically with cash on hand, free cash flow from operations or permitted borrowings under our secured revolving credit facility. The Repurchase Program may be temporarily suspended, modified, extended or discontinued by the Board of Directors. Purchases under the Repurchase Program may be made from time to time in the open market in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors.
(2)	Pursuant to the Repurchase Program, on April 2, 2026, we purchased 500,000 common units at an average purchase price of $14.70, for a total cost of $7.4 million, excluding excise tax. The units were retired and canceled immediately upon repurchase.

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

Registration Rights Agreement, dated as of June 22, 2026 between Kimbell Royalty Partners, LP and Mesa Visa Royalties, LLC, Mesa Royalties III Holdings, LLC, and Mesa Land Company, LLC (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on June 23, 2026)

10.1	—

Purchase and Sale Agreement, dated as of May 18, 2026, by and among Mesa Visa Royalties, LLC, Mesa Royalties III Holdings, LLC, Mesa Land Company, LLC, Kimbell Royalty Partners, LP and Kimbell Royalty Operating, LLC (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on May 19, 2026)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: August 7, 2026	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: August 7, 2026	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer