Form 10-Q
period 2026-09-30
Kimbell Royalty Partners, LP
filed 2026-11-05
CIK 1657788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026 OR

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

As of October 30, 2026, the registrant had outstanding 105,451,405 common units representing limited partner interests and 18,752,185 Class B units representing limited partner interests.

KIMBELL ROYALTY PARTNERS, LP

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025

	(In thousands, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$33,744	$43,977
Oil, natural gas and NGL receivables	68,022	36,582
Derivative assets	—	6,504
Accounts receivable and other current assets	2,149	1,420
Total current assets	103,915	88,483
Property and equipment, net	627	629
Oil and natural gas properties
Oil and natural gas properties, using full cost method of accounting ($257,272 and $174,189 excluded from depletion at September 30, 2026 and December 31, 2025, respectively)	2,633,593	2,271,470
Less: accumulated depreciation, depletion and impairment	(1,240,446)	(1,148,157)
Total oil and natural gas properties, net	1,393,147	1,123,313
Right-of-use assets, net	4,330	4,606
Derivative assets	—	2,587
Loan origination costs, net	8,944	9,722
Total assets	$1,510,963	$1,229,340

LIABILITIES, MEZZANINE EQUITY AND UNITHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,040	$3,144
Other current liabilities	14,714	7,097
Derivative liabilities	8,696	—
Total current liabilities	27,450	10,241
Operating lease liabilities, excluding current portion	4,149	4,411
Derivative liabilities	3,506	28
Long-term debt	535,800	441,500
Total liabilities	570,905	456,180
Commitments and contingencies (Note 16)
Mezzanine equity:
Series A preferred units (162,500 units issued and outstanding as of September 30, 2026 and December 31, 2025)	159,383	158,793
Kimbell Royalty Partners, LP unitholders' equity:
Common units (105,451,405 units and 93,396,488 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	661,872	531,121
Class B units (18,752,185 units and 14,491,540 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	937	724
Total Kimbell Royalty Partners, LP unitholders' equity	662,809	531,845
Non-controlling interest in OpCo	117,866	82,522
Total unitholders' equity	780,675	614,367
Total liabilities, mezzanine equity and unitholders' equity	$1,510,963	$1,229,340

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per unit data)
Revenue
Oil, natural gas and NGL revenues	$96,862	$76,807	$282,793	$241,453
Lease bonus and other income	2,605	379	7,261	3,204
(Loss) gain on commodity derivative instruments, net	(13,134)	3,434	(25,700)	6,720
Total revenues	86,333	80,620	264,354	251,377
Costs and expenses
Production and ad valorem taxes	7,460	5,611	21,556	16,701
Depreciation and depletion expense	32,889	31,043	92,394	92,619
Marketing and other deductions	4,001	5,052	13,332	12,570
General and administrative expense	10,673	10,066	30,282	29,276
Total costs and expenses	55,023	51,772	157,564	151,166
Operating income	31,310	28,848	106,790	100,211
Other expense
Interest expense	(9,662)	(9,782)	(26,220)	(25,351)
Other expense	—	—	—	(12)
Net income before income taxes	21,648	19,066	80,570	74,848
Income tax expense (benefit)	4,394	(3,257)	9,075	—
Net income	17,254	22,323	71,495	74,848
Distribution and accretion on Series A preferred units	(2,656)	(2,656)	(7,883)	(32,196)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(2,204)	(2,641)	(8,821)	(5,729)
Distribution to Class B unitholders	(14)	(14)	(32)	(42)
Net income attributable to common units of Kimbell Royalty Partners, LP	$12,380	$17,012	$54,759	$36,881

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.12	$0.19	$0.57	$0.41
Diluted	$0.12	$0.19	$0.57	$0.41
Weighted average number of common units outstanding
Basic	99,788	91,170	96,431	90,680
Diluted	129,036	118,213	122,057	122,701

The accompanying notes are an integral part of these consolidated financial statements.

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2026
					Non-controlling
	Common Units	Amount	Class B Units	Amount	Interest in OpCo	Total

	(In thousands)
Balance at January 1, 2026	93,396	$531,121	14,492	$724	$82,522	$614,367
Conversion of Class B units to common units	5,369	30,575	(5,369)	(268)	(30,575)	(268)
Restricted units repurchased for tax withholding	(330)	(5,185)	—	—	—	(5,185)
Common units repurchased under buyback program	(500)	(7,310)	—	—	—	(7,310)
Unit-based compensation	1,217	4,081	—	—	—	4,081
Distributions to unitholders	—	(36,871)	—	—	(3,261)	(40,132)
Distribution and accretion on Series A preferred units	—	(2,380)	—	—	(219)	(2,599)
Distribution to Class B unitholders	—	(9)	—	—	—	(9)
Change in ownership of consolidated subsidiaries, net	—	1,038	—	—	(1,038)	—
Net income	—	6,357	—	—	585	6,942
Balance at March 31, 2026	99,152	521,417	9,123	456	48,014	569,887
Class B units issued for acquisition	—	—	6,929	346	101,856	102,202
Common units repurchased under buyback program	(500)	(7,360)	—	—	—	(7,360)
Unit-based compensation	—	4,342	—	—	—	4,342
Distributions to unitholders	—	(40,448)	—	—	(3,740)	(44,188)
Distribution and accretion on Series A preferred units	—	(2,260)	—	—	(368)	(2,628)
Distribution to Class B unitholders	—	(9)	—	—	—	(9)
Change in ownership of consolidated subsidiaries, net	—	58,687	—	—	(58,687)	—
Net income	—	40,680	—	—	6,619	47,299
Balance at June 30, 2026	98,652	575,049	16,052	802	93,694	669,545
Conversion of Class B units to common units	6,799	48,905	(6,799)	(340)	(48,905)	(340)
Class B units issued for acquisition	—	—	9,500	475	146,300	146,775
Unit-based compensation	—	4,390	—	—	—	4,390
Distributions to unitholders	—	(47,421)	—	—	(6,858)	(54,279)
Distribution and accretion on Series A preferred units	—	(2,255)	—	—	(401)	(2,656)
Distribution to Class B unitholders	—	(14)	—	—	—	(14)
Change in ownership of consolidated subsidiaries, net	—	68,569	—	—	(68,569)	—
Net income	—	14,649	—	—	2,605	17,254
Balance at September 30, 2026	105,451	$661,872	18,753	$937	$117,866	$780,675

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

KIMBELL ROYALTY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,495	$74,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion expense	92,394	92,619
Amortization of right-of-use assets	276	259
Amortization of loan origination costs	1,535	1,744
Unit-based compensation	12,813	12,154
Forfeiture of restricted units	—	(57)
Loss (gain) on derivative instruments, net of settlements	21,265	(3,328)
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	(31,441)	4,671
Accounts receivable and other current assets	(730)	263
Accounts payable	896	441
Other current liabilities	7,618	5,844
Operating lease liabilities	(262)	(221)
Net cash provided by operating activities	175,859	189,237
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(103)	(660)
Proceeds from sale of property and equipment	—	12
Purchase of oil and natural gas properties	(113,966)	(222,759)
Net cash used in investing activities	(114,069)	(223,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Common units repurchased under buyback program	(14,670)	—
Proceeds from equity offering, net of issuance costs	—	163,575
Contributions from Class B unitholders	821	—
Redemption of Class B contributions on converted units	(608)	(2)
Redemption of Series A preferred units	—	(179,908)
Distribution to common unitholders	(124,740)	(116,746)
Distribution to OpCo unitholders	(13,859)	(18,118)
Distribution to Series A preferred unitholders	(7,292)	(12,141)
Distribution to Class B unitholders	(32)	(42)
Borrowings on long-term debt	140,100	254,136
Repayments on long-term debt	(45,800)	(44,800)
Payment of loan origination costs	(758)	(868)
Restricted units repurchased for tax withholding	(5,185)	(5,081)
Net cash (used in) provided by financing activities	(72,023)	40,005
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,233)	5,835
CASH AND CASH EQUIVALENTS, beginning of period	43,977	34,168
CASH AND CASH EQUIVALENTS, end of period	$33,744	$40,003
Supplemental cash flow information:
Cash paid for interest	$23,921	$20,970
Cash paid for taxes	$6,425	$219
Non-cash investing and financing activities:
Units issued in exchange for oil and natural gas properties	$248,156	$—
Deemed distribution to Series A preferred units	$590	$871
Distribution on Series A preferred units in accounts payable	$2,458	$2,458
Recognition of tenant improvement asset	$—	$73
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,224

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of the Partnership’s significant accounting policies, see Note 2 of the consolidated financial statements included in the Partnership’s 2025 Form 10-K. There have been no substantial changes in such policies or the application of such policies during the three and nine months ended September 30, 2026.

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

The following table disaggregates the Partnership’s oil, natural gas and NGL revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Oil revenue	$71,829	$48,793	$198,926	$149,554
Natural gas revenue	12,557	17,930	46,844	58,861
NGL revenue	12,476	10,084	37,023	33,038
Total Oil, natural gas and NGL revenues	$96,862	$76,807	$282,793	$241,453

NOTE 4—ACQUISITIONS

On August 21, 2026, the Partnership completed the acquisition of mineral and royalty interests and related assets (the “Dropdown”) from Rivercrest Capital Partners LP (“Rivercrest Capital”), Rivercrest Capital Partners II LP (“Rivercrest Capital II”), Cupola Royalty Direct, LLC (“Cupola”) and, together with Rivercrest Capital and Rivercrest Capital II, the (“Sellers”) in a transaction valued at approximately $215.9 million, including transaction costs and certain customary post-closing adjustments. The oil and gas properties are located in the Eagle Ford, Permian, Mid-Con and Appalachia, among others.

The Partnership and its subsidiaries acquired (a) certain mineral interests, overriding royalty interests, royalty interests and other interests in oil and gas properties from the Sellers and (b) certain partnership interests in OGM Partners I, a Texas general partnership (“OGM”), and RCPTX, Ltd., a Texas limited partnership (“RCPTX”), that were not already owned by the Partnership. The aggregate consideration for the Dropdown consisted of approximately $74.9 million in cash and the issuance of 9,500,000 common units representing limited liability company interests in OpCo (“OpCo common units”) and an equal number of Class B units representing limited partner interests in Kimbell (“Class B units”). The Partnership funded the cash consideration of the purchase price with borrowings under its secured revolving credit facility. The Dropdown was accounted for as an asset acquisition and the allocation of the purchase price was $124.7 million to proved developed properties and $91.2 million to unevaluated properties.

On June 22, 2026, the Partnership completed the acquisition of mineral and royalty interests from Mesa Visa Royalties, LLC and certain of its affiliates (the “Mesa Acquisition) in a transaction valued at approximately $146.1 million, including transaction costs and certain customary post-closing adjustments. The aggregate consideration for the Mesa Acquisition consisted of approximately $44.0 million in cash and the issuance of 6,929,000 OpCo common units and an equal number of Class B units. The Partnership funded the cash consideration of the purchase price with borrowings under its secured revolving credit facility. The oil and gas properties are located in Loving, Ward, Upton, Howard, Glasscock, Martin, Winkler, Culberson, Midland, Pecos, Borden, Reagan, Reeves and Dawson Counties, Texas, and Eddy and Lea Counties, New Mexico. The Mesa Acquisition was accounted for as an asset acquisition and the allocation of the purchase price was $73.1 million to proved developed properties and $73.0 million to unevaluated properties.

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

As of September 30, 2026, the Partnership’s commodity derivative contracts consisted of fixed price swaps, under which the Partnership receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

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

The Partnership has not designated any of its derivative contracts as hedges for accounting purposes. Changes in the fair value consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Beginning fair value of derivative instruments	$(434)	$3,371	$9,063	$1,836
(Loss) gain on commodity derivative instruments, net	(13,134)	3,434	(25,700)	6,720
Net cash paid (received) on settlements of derivative instruments	1,366	(1,641)	4,435	(3,392)
Ending fair value of derivative instruments	$(12,202)	$5,164	$(12,202)	$5,164

The following table presents the fair value of the Partnership’s derivative contracts for the periods indicated:

		September 30,	December 31,
Classification	Balance Sheet Location	2026	2025

		(In thousands)
Assets:
Current assets	Derivative assets	$—	$6,504
Long-term assets	Derivative assets	—	2,587
Liabilities:
Current liabilities	Derivative liabilities	(8,696)	—
Long-term liabilities	Derivative liabilities	(3,506)	(28)
		$(12,202)	$9,063

As of September 30, 2026, the Partnership’s open commodity derivative contracts consisted of the following:

Oil Price Swaps

	Notional	Weighted Average	Range (per Bbl)
	Volumes (Bbl)	Fixed Price (per Bbl)	Low	High
October 2026 - December 2026	150,144	$63.33	$63.33	$63.33
January 2027 - December 2027	614,295	$61.31	$58.06	$63.75
January 2028 - September 2028	490,383	$68.70	$65.30	$70.35

Natural Gas Price Swaps

	Notional	Weighted Average	Range (per MMBtu)
	Volumes (MMBtu)	Fixed Price (per MMBtu)	Low	High
October 2026 - December 2026	1,324,800	$3.94	$3.94	$3.94
January 2027 - December 2027	5,361,120	$3.93	$3.47	$4.46
January 2028 - September 2028	4,147,350	$3.67	$3.15	$4.35

NOTE 6—FAIR VALUE MEASUREMENTS

The Partnership measures and reports certain assets and liabilities on a fair value basis and has classified and disclosed its fair value measurements using the levels of the fair value hierarchy noted below. The carrying values of cash, oil, natural gas and NGL receivables, accounts receivable and other current assets and current and long-term liabilities included in the unaudited interim consolidated balance sheets approximated fair value as of September 30, 2026 and December 31, 2025 due to their short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period. As a result, these financial assets and liabilities are not discussed below.

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

Assets and liabilities that are measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Partnership recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. The Partnership did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements during the three and nine months ended September 30, 2026 and 2025.

The Partnership’s commodity derivative instruments are classified within Level 2. The fair values of the Partnership’s oil and natural gas fixed price swaps are based upon inputs that are either readily available in the public market, such as oil and natural gas futures prices, volatility factors and discount rates, or can be corroborated from active markets.

The following tables summarize the Partnership’s assets and liabilities measured at fair value on a recurring basis by the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total

	(In thousands)
September 30, 2026
Assets
Commodity derivative contracts	$—	$5,245	$—	$(5,245)	$—
Liabilities
Commodity derivative contracts	$—	$(17,447)	$—	$5,245	$(12,202)
December 31, 2025
Assets
Commodity derivative contracts	$—	$9,686	$—	$(595)	$9,091
Liabilities
Commodity derivative contracts	$—	$(623)	$—	$595	$(28)

NOTE 7—OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	September 30,	December 31,
	2026	2025

	(In thousands)
Oil and natural gas properties
Proved properties	$2,376,321	$2,097,281
Unevaluated properties	257,272	174,189
Less: accumulated depreciation, depletion and impairment	(1,240,446)	(1,148,157)
Total oil and natural gas properties	$1,393,147	$1,123,313

Costs not subject to depletion
Incurred in 2026	$154,820
Incurred in 2025	89,964
Incurred in 2024	—
Prior	12,488
Total costs not subject to depletion	$257,272

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

The Partnership did not record an impairment on its oil and natural gas properties for the three and nine months ended September 30, 2026 and 2025.

Depletion expense for the three months ended September 30, 2026 and 2025 was $32.9 million and $31.0 million, respectively, and the average depletion rate per barrel was $12.96 and $13.19, respectively. Depletion expense for the nine months ended September 30, 2026 and 2025 was $92.3 million and $92.4 million, respectively, and the average depletion rate per barrel was $12.85 and $13.29, respectively.

NOTE 8—LEASES

The Partnership is the lessee on a lease of administrative office space used for its operations. The Partnership does not have any material lessor arrangements. Substantially all the Partnership’s leases are long-term operating leases with fixed payment terms and will terminate in February 2035.

The Partnership’s right-of-use (“ROU”) operating lease assets represent its right to use an underlying asset for the lease term, and its operating lease liabilities represent its obligation to make lease payments. ROU operating lease assets and operating lease liabilities are included in the accompanying unaudited interim consolidated balance sheets. Short-term operating lease liabilities are included in other current liabilities. The weighted average remaining lease term as of September 30, 2026 is 8.34 years.

Both the ROU operating lease assets and liabilities are recognized at the present value of the remaining lease payments over the lease term and do not include lease incentives. The Partnership’s leases do not provide an implicit rate that can readily be determined; therefore, the Partnership used a discount rate based on its incremental borrowing rate, which is determined by the information available in the secured revolving credit facility. The incremental borrowing rate reflects the estimated rate of interest that the Partnership would pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate used for the operating leases was 7.51% for the nine months ended September 30, 2026.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense in the accompanying unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. The total operating lease expense was $0.2 million for both the three months ended September 30, 2026 and 2025, and $0.6 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Future minimum lease commitments as of September 30, 2026 were as follows:

	Total	2026	2027	2028	2029	2030	Thereafter

	(In thousands)
Operating leases	$6,088	$165	$668	$682	$702	$721	$3,150
Less: Imputed Interest	(1,595)
Total	$4,493

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

The secured revolving credit facility is guaranteed by certain of the Partnership’s material subsidiaries and is collateralized by substantially all assets, including the oil and natural gas properties of such subsidiaries, including mortgages on at least 75% of the PV-9 of the proved developed reserves constituting borrowing base properties as set forth on the Partnership’s most recent reserve report. The borrowing base will be based on the value of the Partnership’s and certain of its material subsidiaries’ oil and natural gas properties. The borrowing base will be redetermined semi-annually on or about May 1 and November 1 of each year by the Lenders (as defined in the Second A&R Credit Agreement), with one interim unscheduled redetermination available to each of the Partnership and a group of certain Lenders between scheduled redeterminations during each calendar year. In connection with the November 1, 2026 redetermination, the borrowing base and aggregate elected commitments increased from $660.0 million to $750.0 million.

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

During the nine months ended September 30, 2026, the Partnership borrowed an additional $140.1 million under the secured revolving credit facility and repaid approximately $45.8 million of the outstanding borrowings. As of September 30, 2026, the Partnership’s outstanding balance was $535.8 million. The Partnership was in compliance with all covenants included in the secured revolving credit facility as of September 30, 2026.

As of September 30, 2026, borrowings under the secured revolving credit facility bore interest at SOFR plus a margin of 3.25% or the ABR (as defined in the Second A&R Credit Agreement) plus a margin of 2.25%. For the three and nine months ended September 30, 2026, the weighted average interest rate on the Partnership’s outstanding borrowings was 6.85% and 6.75%, respectively.

NOTE 10—PREFERRED UNITS

On May 7, 2025, the Partnership completed the redemption of 162,500 Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”), representing 50% of the then-outstanding Series A preferred units. The Series A preferred units were redeemed at a price of $1,121.92 per Series A preferred unit for an aggregate redemption price of $182.3 million. As the consideration transferred by the Partnership to redeem the Series A preferred units was greater than the carrying value of the Series A preferred units as of the redemption date, a deemed dividend distribution of $24.0 million was recognized in unitholders’ equity and non-controlling interest during the year ended December 31, 2025.

The Series A preferred units are classified as mezzanine equity on the consolidated balance sheets due to certain redemption provisions being outside of the Partnership’s control. The Partnership has elected to accrete changes in the redemption value of the Series A preferred units over the period from the date of issuance to the earliest redemption date. The Series A preferred units were estimated to be redeemable at a price of $1,191.12 per Series A preferred unit as of September 30, 2026, equal to 119% of par value.

The Series A preferred units had a carrying value of $159.4 million, including accrued distributions of $2.5 million, as of September 30, 2026, and a carrying value of $158.8 million, including accrued distributions of $2.5 million, as of December 31, 2025.

NOTE 11—UNITHOLDERS’ EQUITY AND PARTNERSHIP DISTRIBUTIONS

The Partnership has issued units representing limited partner interests. As of September 30, 2026, the Partnership had a total of 105,451,405 common units issued and outstanding and 18,752,185 Class B units issued and outstanding.

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

The following table summarizes the changes in the number of the Partnership’s common units:

Common Units
Balance at December 31, 2025	93,396,488
Common units issued under the A&R LTIP (1)	1,216,990
Restricted units repurchased for tax withholding	(330,428)
Conversion of Class B units to common units	12,168,355
Repurchased and cancelation of common units	(1,000,000)
Balance at September 30, 2026	105,451,405
(1)	Includes restricted units granted to certain employees and directors under the Amended and Restated Kimbell Royalty GP, LLC 2017 Long-Term Incentive Plan on February 24, 2026.

The following table presents information regarding the common unit cash distributions approved by the Board of Directors for the periods presented:

	Amount per	Date	Unitholder	Payment
	Common Unit	Declared	Record Date	Date
Q1 2026	$0.41	May 7, 2026	May 19, 2026	May 27, 2026
Q2 2026	$0.47	August 7, 2026	August 17, 2026	August 24, 2026
Q3 2026	$0.45	November 5, 2026	November 16, 2026	November 23, 2026

Q1 2025	$0.47	May 8, 2025	May 20, 2025	May 28, 2025
Q2 2025	$0.38	August 7, 2025	August 18, 2025	August 25, 2025
Q3 2025	$0.35	November 6, 2025	November 17, 2025	November 24, 2025

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

Change in Ownership of Consolidated Subsidiaries

The following table summarizes the changes in common unitholders' equity due to changes in ownership interest during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net income attributable to the Partnership	$14,649	$19,324	$61,686	$64,793
Changes in ownership of consolidated subsidiaries, net	68,569	(561)	128,294	(13,366)
Change from net income attributable to the Partnership's unitholders and transfers to non-controlling interest	$83,218	$18,763	$189,980	$51,427

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

The following table summarizes the calculation of weighted average common units outstanding used in the computation of diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net income attributable to common units of Kimbell Royalty Partners, LP	$12,380	$17,012	$54,759	$36,881
Distribution and accretion on Series A preferred units	2,656	2,656	7,883	32,196
Net income attributable to non-controlling interests in OpCo and distribution to Class B unitholders	2,218	2,655	8,853	5,771
Diluted net income attributable to common units of Kimbell Royalty Partners, LP	$17,254	$22,323	$71,495	$74,848

Weighted average number of common units outstanding:
Basic	99,788	91,170	96,431	90,680
Effect of dilutive securities:
Series A preferred units	10,783	10,783	10,783	15,760
Class B units	16,777	14,492	13,111	14,497
Restricted units	1,688	1,768	1,732	1,764
Diluted	129,036	118,213	122,057	122,701

Net income per unit attributable to common units of Kimbell Royalty Partners, LP
Basic	$0.12	$0.19	$0.57	$0.41
Diluted	$0.12	$0.19	$0.57	$0.41

The calculation of diluted net income per unit for the three and nine months ended September 30, 2026 and 2025 includes the conversion of all Series A preferred units and Class B units to common units calculated using the “if-converted” method and units of unvested restricted units calculated using the treasury stock method.

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

The following table presents a summary of the Partnership’s unvested restricted units.

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Units	per Unit	Term
Unvested at December 31, 2025	2,226,396	$15.847	1.575 years
Awarded	1,216,990	14.130	—
Vested	(1,070,533)	15.531	—
Unvested at September 30, 2026 (1)	2,372,853	$15.109	1.793 years
(1)	As of September 30, 2026, there was $35.9 million of unrecognized compensation expense associated with unvested restricted units based on the weighted average grant date fair value per unit of $15.109.

NOTE 14—INCOME TAXES

As discussed in Note 1, the Partnership has elected to be taxed as a corporation for United States federal income tax purposes. The non-controlling interest, which represents OpCo common unitholders’, is not subject to federal income taxes.

The Partnership records income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes in forecasted annual income (loss) attributable to non-controlling interest and changes to actual or forecasted permanent book to tax differences. The Partnership’s effective tax rate for the nine months ended September 30, 2026 was 11.3%, compared to 0.0% for the nine months ended September 30, 2025. The Partnership recorded an income tax expense of $4.4 million and a benefit of $3.3 million for the three months ended September 30, 2026 and 2025, respectively, and an income tax expense of $9.1 million for the nine months ended September 30, 2026. The Partnership did not have an income tax benefit or expense for the nine months ended September 30, 2025.

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

In accordance with ASC Topic 740, Income Taxes, the Partnership recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended September 30, 2025 resulted in a reduction to income tax expense, primarily due to the changes to the 163(j) interest limitation.

NOTE 15—RELATED PARTY TRANSACTIONS

The Partnership currently has a management services agreement with Kimbell Operating, which has a separate services agreement with K3 Royalties, LLC (“K3 Royalties”). Pursuant to the K3 Royalties service agreement, K3 Royalties and Kimbell Operating provide management, administrative and operational services to the Partnership. In addition, under each of their respective services agreements, affiliates of the Partnership’s Sponsors may identify, evaluate and recommend to the Partnership acquisition opportunities and negotiate the terms of such acquisitions. Amounts paid to Kimbell Operating and K3 Royalties under their respective services agreements will reduce the amount of cash available for distribution on common units to the Partnership’s unitholders. During the three and nine months ended September 30, 2026, the Partnership made payments to K3 Royalties in the amount of $30,000 and $90,000, respectively.

The Partnership received $45,104 and $140,547 in reimbursements from Rivercrest Capital Management, LLC for shared operating expenses for the three and nine months ended September 30, 2026, respectively.

On August 21, 2026, the Partnership completed the Dropdown with Rivercrest Capital, Rivercrest Capital II and Cupola. Certain officers and managers or controlling persons of the Sellers also serve as officers and/or directors of the

General Partner, the Operating Company and their respective subsidiaries. Certain of the Sellers are direct or indirect beneficial owners of limited partner interests in the Partnership and the Operating Company. The Partnership has indirectly owned controlling interests in OGM and RCPTX since its initial public offering. See Note 4—Acquisitions for the terms and consideration of the Dropdown, including the acquisition of the partnership interests in OGM and RCPTX not already owned by the Partnership.

NOTE 16—COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Partnership may experience situations where disagreements occur relating to the ownership of certain mineral or overriding royalty interest acreage. Management is not aware of any legal, environmental or other commitments or contingencies that would have a material effect on the Partnership’s financial condition, results of operations or liquidity as of September 30, 2026.

NOTE 17—SUBSEQUENT EVENTS

The Partnership has evaluated events that occurred subsequent to September 30, 2026 in the preparation of its unaudited interim consolidated financial statements.

On November 5, 2026, the Board of Directors declared a quarterly cash distribution of $0.45 per common unit and $0.463091 per OpCo common unit for the quarter ended September 30, 2026. The Partnership intends to pay this distribution on November 23, 2026 to common unitholders and OpCo common unitholders of record as of the close of business on November 16, 2026.

As to the Partnership, $0.013091 of the OpCo common unit distribution corresponds to a tax payment made by the Partnership in the third quarter of 2026. Under the limited liability company agreement of the Operating Company, the Partnership is not reimbursed by the Operating Company for federal income taxes paid by the Partnership.

The Partnership will pay a quarterly cash distribution on the Series A preferred units of approximately $2.5 million for the quarter ended September 30, 2026. The Partnership intends to pay the distribution subsequent to November 5, 2026, and prior to the distribution on the common units and OpCo common units.

On October 16, 2026, the Partnership delivered a notice of redemption to the holders of its Series A preferred units, which calls for redemption on November 16, 2026 (the “Redemption Date”) of 81,250 Series A preferred units, representing half of the outstanding Series A preferred units as of the date of the notice. The Series A preferred units called for redemption will be redeemed on the Redemption Date at a price of $1,233.38 per Series A preferred units for an aggregate redemption price of approximately $100.2 million. The redemption is expected to be funded with borrowings under the Partnership’s revolving credit facility. The redemption is expected to result in a deemed dividend distribution, representing the excess of the redemption consideration over the carrying value of the units redeemed, which will be recognized in unitholders’ equity and non-controlling interest during the fourth quarter of 2026.

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

As of September 30, 2026, we owned mineral and royalty interests in approximately 12.8 million gross acres and overriding royalty interests in approximately 4.8 million gross acres, with approximately 54% of our aggregate acres located in the Permian Basin and Mid-Continent. We refer to these non-cost-bearing interests collectively as our “mineral and royalty interests.” As of September 30, 2026, over 99% of the acreage subject to our mineral and royalty interests was leased to working interest owners, including 100% of our overriding royalty interests, and substantially all of those leases were held by production. Our mineral and royalty interests are located in 28 states and in every major onshore basin across the continental United States and include ownership in over 137,000 gross wells, including over 54,000 wells in the Permian Basin.

The following table summarizes our ownership in United States basins and producing regions and information about the wells in which we have a mineral or royalty interest as September 30, 2026:

			Average Daily
			Production
Basin or Producing Region	Gross Acreage	Net Acreage	(Boe/d)(6:1)(1)	Well Count
Permian Basin	3,674,350	30,170	13,020	54,801
Mid‑Continent	5,883,791	50,086	4,886	21,243
Terryville/Cotton Valley/Haynesville	1,433,325	8,369	3,025	16,478
Appalachian Basin	782,082	23,441	1,830	4,179
Bakken/Williston Basin	1,704,717	6,268	1,033	5,832
Eagle Ford	765,917	7,959	1,719	6,116
DJ Basin/Rockies/Niobrara	76,712	1,093	893	13,070
Other	3,259,587	41,416	1,159	15,697
Total	17,580,481	168,802	27,565	137,416
(1)	“Btu-equivalent” production volumes are presented on an oil-equivalent basis using a conversion factor of six Mcf of natural gas per barrel of “oil equivalent,” which is based on approximate energy equivalency and does not reflect the price or value relationship between oil and natural gas. Please read “Business—Oil and Natural Gas Data—Proved Reserves—Summary of Estimated Proved Reserves” in our 2025 Form 10-K.

The following table summarizes information about the number of drilled but uncompleted wells (“DUCs”) and permitted locations on acreage in which we have a mineral or royalty interest as of September 30, 2026:

Basin or Producing Region(1)	Gross DUCs	Gross Permits	Net DUCs	Net Permits
Permian Basin	679	484	3.14	3.81
Mid‑Continent	106	67	0.53	0.44
Terryville/Cotton Valley/Haynesville	53	26	0.28	0.22
Appalachian Basin	4	7	0.04	0.02
Bakken/Williston Basin	66	63	0.07	0.16
Eagle Ford	97	46	0.50	0.11
DJ Basin/Rockies/Niobrara	—	12	—	0.05
Total	1,005	705	4.56	4.81
(1)	The above table represents DUCs and permitted locations only, and there is no guarantee that the DUCs or permitted locations will be developed into producing wells in the future.

Recent Developments

Acquisitions

On June 22, 2026, we completed the acquisition of mineral and royalty interests from Mesa Visa Royalties, LLC and certain of its affiliates (the “Mesa Acquisition) in a transaction valued at approximately $147.0 million, including transaction costs and certain customary post-closing adjustments. The aggregate consideration for the Mesa Acquisition consisted of approximately $44.0 million in cash and the issuance of 6,929,000 common units of the Operating Company (“OpCo common units”) and an equal number of Class B units representing limited partner interests in Kimbell (“Class B units”). We funded the cash consideration of the purchase price with borrowings under our secured revolving credit facility. The oil and gas properties are located in Loving, Ward, Upton, Howard, Glasscock, Martin, Winkler, Culberson, Midland, Pecos, Borden, Reagan, Reeves and Dawson Counties, Texas, and Eddy and Lea Counties, New Mexico.

On August 21, 2026, we completed the acquisition of mineral and royalty interests and related assets (the “Dropdown”) from Rivercrest Capital Partners LP (“Rivercrest Capital”), Rivercrest Capital Partners II LP (“Rivercrest Capital II”), Cupola Royalty Direct, LLC and, together with Rivercrest Capital and Rivercrest Capital II, the (“Sellers”) in a transaction valued at approximately $215.9 million, including transaction costs and certain customary post-closing adjustments. The oil and gas properties are located in the Eagle Ford, Permian, Mid-Con and Appalachia, among others.

We and our subsidiaries acquired (a) certain mineral interests, overriding royalty interests, royalty interests and other interests in oil and gas properties from the Sellers and (b) certain partnership interests in OGM Partners I, a Texas general partnership, and RCPTX, Ltd., a Texas limited partnership, that were not already owned by us. The aggregate consideration for the Dropdown consisted of approximately $74.9 million in cash and the issuance of 9,500,000 OpCo common units and an equal number of Class B units. The Partnership funded the cash consideration of the purchase price with borrowings under its secured revolving credit facility.

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

On August 18, 2026, we issued 2,243,716 common units to an existing OpCo unitholder in exchange for 2,243,716 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement.

On September 3, 2026, we issued 2,311,705 common units to an existing OpCo unitholder in exchange for 2,311,705 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement.

Partial Redemption of Series A Preferred Units

On October 16, 2026, we delivered a notice of redemption to the holders of our Series A Cumulative Convertible Preferred Units representing limited partner interests in the Partnership (the “Series A preferred units”), which calls for redemption on November 16, 2026 (the “Redemption Date”) of 81,250 Series A preferred units, representing half of the outstanding Series A preferred units as of the date of the notice. The Series A preferred units called for redemption will be redeemed on the Redemption Date at a price of $1,233.38 per Series A preferred unit for an aggregate redemption price of approximately $100.2 million. The redemption is expected to be funded with borrowings under our revolving credit facility.

Quarterly Distributions

On November 5, 2026, our General Partner’s Board of Directors (the “Board of Directors”) declared a quarterly cash distribution of $0.45 per common unit representing limited partner interests in the Partnership (“common unit”) and $0.463091 per OpCo common unit for the quarter ended September 30, 2026. We intend to pay the distributions on November 23, 2026 to common unitholders and OpCo common unitholders of record as of the close of business on November 16, 2026.

As to us, $0.013091 of the OpCo common unit distribution corresponds to a tax payment made by us in the third quarter of 2026. Under the limited liability company agreement of the Operating Company, we are not reimbursed by the Operating Company for federal income taxes paid by us.

We will pay a cash distribution on the Series A preferred units of approximately $2.5 million for the quarter ended September 30, 2026. We intend to pay the distribution subsequent to November 5, 2026 and prior to the distribution on the common units and OpCo common units.

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

Government Legislation

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. Key provisions of the Act affecting us include: (i) the permanent reduction of the corporate tax rate, (ii) the permanent extension of 100% bonus depreciation for qualified property, and (iii) modifications to the calculation for excess business interest expense limitation under § 163(j) to adjusted taxable income calculation on the business interest expense limitation. In accordance with ASC Topic 740, Income Taxes, we recognized the effects of the new tax law in the period of enactment. The impact of the Act for the quarter ended September 30, 2025 resulted in a reduction to income tax expense, primarily due to the changes to the 163(j) interest limitation.

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

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	High	Low	High	Low
Oil ($/Bbl)	$114.58	$56.01	$80.73	$58.50
Natural gas ($/MMBtu)	$30.72	$2.54	$9.86	$2.65

On October 27, 2026, the West Texas Intermediate posted price for crude oil was $103.37 per Bbl and the Henry Hub spot market price of natural gas was $2.76 per MMBtu.

The following table, as reported by the EIA, sets forth the average daily prices for oil and natural gas.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oil ($/Bbl)	$87.12	$65.78	$85.25	$67.31
Natural gas ($/MMBtu)	$2.87	$3.03	$3.49	$3.45

Rig Count

Drilling on our acreage is dependent upon the exploration and production companies that lease our acreage. As such, we monitor rig counts in an effort to identify existing and future leasing and drilling activity on our acreage.

The Baker Hughes United States Rotary Rig count increased by 10.2% to 586 active land rigs at September 30, 2026 compared to 532 active land rigs at September 30, 2025. The 586 active land rigs at September 30, 2026 increased by 4.5% compared to 561 active land rigs at June 30, 2026. The increase in rig count is primarily related to the energy crisis in the Middle East and surging global oil prices.

The following table summarizes the number of active rigs operating on our acreage by United States basins and producing regions for the periods indicated:

	September 30,
Basin or Producing Region	2026	2025
Permian Basin	60	51
Mid‑Continent	16	12
Terryville/Cotton Valley/Haynesville	6	8
Appalachian Basin	1	1
Bakken/Williston Basin	4	7
Eagle Ford	6	4
DJ Basin/Rockies/Niobrara	—	2
Other	—	1
Total	93	86

Sources of Our Revenue

Our revenues are derived from royalty payments we receive from our operators based on the sale of oil, natural gas and NGL production, as well as the sale of NGLs that are extracted from natural gas during processing. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices received.

The following table presents the breakdown of our oil, natural gas and NGL revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Oil revenue	74%	64%	70%	62%
Natural gas revenue	13%	23%	17%	24%
NGL revenue	13%	13%	13%	14%
	100%	100%	100%	100%

We have entered into oil and natural gas commodity derivative agreements, which extend through September 2028, to establish, in advance, a price for the sale of a portion of the oil and natural gas produced from our mineral and royalty interests. For further discussion on our commodity derivative agreements, see Note 5—Derivatives.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Reconciliation of net income to Adjusted EBITDA and cash available for distribution on common units:
Net income	$17,254	$22,323	$71,495	$74,848
Depreciation and depletion expense	32,889	31,043	92,394	92,619
Interest expense	9,662	9,782	26,220	25,351
Income tax expense (benefit)	4,394	(3,257)	9,075	—
EBITDA	64,199	59,891	199,184	192,818
Unit-based compensation	4,390	4,169	12,813	12,154
Loss (gain) on derivative instruments, net of settlements	11,768	(1,793)	21,265	(3,328)
Consolidated Adjusted EBITDA	80,357	62,267	233,262	201,644
Adjusted EBITDA attributable to non-controlling interest	(12,132)	(8,364)	(29,743)	(27,086)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	68,225	53,903	203,519	174,558
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	7,097	8,292	20,908	18,153
Cash distribution to Series A preferred unitholders	2,087	2,128	6,379	8,395
Cash income tax expense	1,621	—	5,788	219
Distribution to Class B unitholders	14	14	32	42
Cash available for distribution on common units	$57,406	$43,469	$170,412	$147,749

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Reconciliation of net cash provided by operating activities to Adjusted EBITDA and cash available for distribution on common units:
Net cash provided by operating activities	$58,125	$62,763	$175,859	$189,237
Interest expense	9,662	9,782	26,220	25,351
Income tax expense (benefit)	4,394	(3,257)	9,075	—
Amortization of right-of-use assets	(94)	(88)	(276)	(259)
Amortization of loan origination costs	(531)	(631)	(1,535)	(1,744)
Unit-based compensation	(4,390)	(4,169)	(12,813)	(12,154)
Forfeiture of restricted units	—	—	—	57
(Loss) gain on derivative instruments, net of settlements	(11,768)	1,793	(21,265)	3,328
Changes in operating assets and liabilities:
Oil, natural gas and NGL receivables	14,338	(6,736)	31,441	(4,671)
Accounts receivable and other current assets	263	546	730	(263)
Accounts payable	37	(1,382)	(896)	(441)
Other current liabilities	(5,926)	1,190	(7,618)	(5,844)
Operating lease liabilities	89	80	262	221
EBITDA	64,199	59,891	199,184	192,818
Add:
Unit-based compensation	4,390	4,169	12,813	12,154
Loss (gain) on derivative instruments, net of settlements	11,768	(1,793)	21,265	(3,328)
Consolidated Adjusted EBITDA	80,357	62,267	233,262	201,644
Adjusted EBITDA attributable to non-controlling interest	(12,132)	(8,364)	(29,743)	(27,086)
Adjusted EBITDA attributable to Kimbell Royalty Partners, LP	68,225	53,903	203,519	174,558
Adjustments to reconcile Adjusted EBITDA to cash available for distribution
Cash interest expense	7,097	8,292	20,908	18,153
Cash distribution to Series A preferred unitholders	2,087	2,128	6,379	8,395
Cash income tax expense	1,621	—	5,788	219
Distribution to Class B unitholders	14	14	32	42
Cash available for distribution on common units	$57,406	$43,469	$170,412	$147,749

Factors Affecting the Comparability of Our Results to Our Historical Results

Our historical financial condition and results of operations may not be comparable, either from period to period or going forward, to our future financial condition and results of operations, for the reasons described below.

Ongoing Acquisition Activities

Acquisitions are an important part of our growth strategy, and we expect to pursue acquisitions of mineral and royalty interests from third parties, affiliates of our Sponsors and the Contributing Parties. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in mineral and royalty interests, including in connection with a dropdown of assets from affiliates of our Sponsors and the Contributing Parties. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations. Material acquisitions that would impact the comparability of our results for the three and nine months ended September 30, 2026 and 2025 include the Dropdown in August 2026, the

Mesa Acquisition in June 2026 and the acquisition of mineral and royalty interests from Boren Minerals (the “Boren Acquisition”) in January 2025.

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

Impairment of Oil and Natural Gas Properties

Accounting standards require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. The net capitalized costs of proved oil and natural gas properties are subject to a full-cost ceiling limitation for which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment, exceed estimated discounted future net revenues of proved oil and natural gas reserves, the excess capitalized costs are charged to expense. The risk that we will be required to recognize impairments of our oil and natural gas properties increases during periods of low commodity prices. In addition, impairments would occur if we were to experience significant downward adjustments to our estimated proved reserves or the present value of estimated future net revenues. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and natural gas prices increase the cost center ceiling applicable to the subsequent period. Further, if the price of oil, natural gas and NGLs decreases in future periods, we may be required to record additional impairments as a result of the full-cost ceiling limitation. We did not record an impairment on our oil and natural gas properties for the three and nine months ended September 30, 2026 and 2025.

Results of Operations

The table below summarizes our revenue and expenses and production data for the periods indicated (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except production data)
Operating Results:
Revenue
Oil, natural gas and NGL revenues	$96,862	$76,807	$282,793	$241,453
Lease bonus and other income	2,605	379	7,261	3,204
(Loss) gain on commodity derivative instruments, net	(13,134)	3,434	(25,700)	6,720
Total revenues	86,333	80,620	264,354	251,377
Costs and expenses
Production and ad valorem taxes	7,460	5,611	21,556	16,701
Depreciation and depletion expense	32,889	31,043	92,394	92,619
Marketing and other deductions	4,001	5,052	13,332	12,570
General and administrative expense	10,673	10,066	30,282	29,276
Total costs and expenses	55,023	51,772	157,564	151,166
Operating income	31,310	28,848	106,790	100,211
Other expense
Interest expense	(9,662)	(9,782)	(26,220)	(25,351)
Other expense	—	—	—	(12)
Net income before income taxes	21,648	19,066	80,570	74,848
Income tax expense (benefit)	4,394	(3,257)	9,075	—
Net income	17,254	22,323	71,495	74,848
Distribution and accretion on Series A preferred units	(2,656)	(2,656)	(7,883)	(32,196)
Net income and distributions and accretion on Series A preferred units attributable to non-controlling interests	(2,204)	(2,641)	(8,821)	(5,729)
Distribution to Class B unitholders	(14)	(14)	(32)	(42)
Net income attributable to common units of Kimbell Royalty Partners, LP	$12,380	$17,012	$54,759	$36,881
Production Data:
Oil (Bbls)	856,572	757,453	2,367,489	2,275,908
Natural gas (Mcf)	6,883,674	6,714,838	19,997,226	19,871,907
Natural gas liquids (Bbls)	532,113	472,182	1,483,095	1,363,256
Combined volumes (Boe) (6:1)	2,535,964	2,348,775	7,183,455	6,951,149

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2026, our oil, natural gas and NGL revenues were $96.9 million, an increase of $20.1 million from $76.8 million for the three months ended September 30, 2025. The increase in oil, natural gas and NGL revenues was primarily related to an increase in the average prices received for oil, coupled with an increase in production volumes for the three months ended September 30, 2026, as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 2,535,964 Boe or 27,565 Boe/d, for the three months ended September 30, 2026, an increase of 187,189 Boe or 2,035 Boe/d, from 2,348,775 Boe or 25,530 Boe/d, for the three months ended September 30, 2025. The increase in production volumes is primarily related to production associated with the Mesa Acquisition and the Dropdown.

Our operators received an average of $83.86 per Bbl of oil, $1.82 per Mcf of natural gas and $23.45 per Bbl of NGL for the volumes sold during the three months ended September 30, 2026, compared to $64.42 per Bbl of oil, $2.67 per Mcf of natural gas and $21.36 per Bbl of NGL for the volumes sold during the three months ended September 30, 2025. The average price received during the three months ended September 30, 2026 increased 30.2% or $19.44 per Bbl of oil, which is consistent with the price experienced in the market, specifically when compared to the EIA average price increase of 32.4% or $21.34 per Bbl of oil. The average price received during the three months ended September 30, 2026  decreased 31.8% or $0.85 per Mcf of natural gas, which does not align with the price experienced in the market, specifically the EIA average price decrease of 5.3% or $0.16 per Mcf of natural gas. The average price received during the three months ended September 30, 2026 decreased significantly as a result of lower differentials in the Permian Basin.

Lease Bonus and Other Income

Lease bonus and other income for the three months ended September 30, 2026 was $2.6 million, an increase of $2.2 million compared to $0.4 million for the three months ended September 30, 2025. The increase in lease bonus and other income was due to a large number of lease bonuses received during the three months ended September 30, 2026.

(Loss) Gain on Commodity Derivative Instruments

Loss on commodity derivative instruments for the three months ended September 30, 2026 included $11.8 million of mark-to-market losses and $1.3 million of losses on the settlement of commodity derivative instruments compared to $1.8 million of mark-to-market gains and $1.6 million of gains on the settlement of commodity derivative instruments for the three months ended September 30, 2025. We recorded a mark-to-market loss for the three months ended September 30, 2026 as a result of an increase in strip pricing from the previous quarter. We recorded a mark-to-market gain for the three months ended September 30, 2025 as a result of the maturity of derivative contracts with lower strike pricing.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the three months ended September 30, 2026 were $7.5 million, an increase of $1.9 million compared to $5.6 million for the three months ended September 30, 2025. The increase in production and ad valorem taxes was primarily attributable to the increase in the average prices received for oil for the three months ended September 30, 2026, and an increase in production volumes primarily related to the Mesa Acquisition and the Dropdown.

Depreciation and Depletion Expense

Depreciation and depletion expense for the three months ended September 30, 2026 was $32.9 million, an increase of $1.9 million from $31.0 million for the three months ended September 30, 2025. The increase in the depletion rate was due to the Mesa Acquisition and the Dropdown, which increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $12.96 for the three months ended September 30, 2026, a decrease of $0.23 per barrel from the $13.19 average depletion rate per barrel for the three months ended September 30, 2025. The decrease in the depletion rate was due to the gradual reduction in the depletable base of our oil and natural gas properties, partially offset by the Mesa Acquisition and the Dropdown, which increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the three months ended September 30, 2026 were $4.0 million, a decrease of $1.1 million compared to $5.1 million for the three months ended September 30, 2025. The decrease in marketing and other deductions was primarily related to the volatility in pricing along with the timing of marketing and other deduction costs, partially offset by costs associated with the Mesa Acquisition and the Dropdown.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $10.7 million, an increase of $0.6 million compared to $10.1 million for the three months ended September 30, 2025. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to an overall increase in cash general and administrative expenses and a $0.2 million increase in unit-based compensation expense.

Interest Expense

Interest expense for the three months ended September 30, 2026 remained relatively flat at $9.7 million, compared to $9.8 million for the three months ended September 30, 2025.

Income Tax Expense (Benefit)

We recorded an income tax expense of $4.4 million and a benefit of $3.3 million for the three months ended September 30, 2026 and 2025, respectively. On July 4, 2025, the Act was enacted by the U.S. government. We recognized the effects of the new tax law in the period of enactment, which resulted in a reduction to income tax expense, primarily due to the changes to the 163(j) interest limitation.

Comparison of the Nine months Ended September 30, 2026 to the Nine months Ended September 30, 2025

Oil, Natural Gas and NGL Revenues

For the nine months ended September 30, 2026, our oil, natural gas and NGL revenues were $282.8 million, an increase of $41.3 million from $241.5 million for the nine months ended September 30, 2025. The increase in oil, natural gas and NGL revenues was primarily related to an increase in the average prices received for oil, coupled with an increase in production volumes for the nine months ended September 30, 2026, as discussed below.

Our revenues are a function of oil, natural gas and NGL production volumes sold and average prices received for those volumes. The production volumes were 7,183,455 Boe or 26,313 Boe/d, for the nine months ended September 30, 2026, an increase of 232,306 Boe or 851 Boe/d, from 6,951,149 Boe or 25,462 Boe/d, for the nine months ended September 30, 2025. The increase in production volumes is primarily related to production associated with the Mesa Acquisition and the Dropdown.

Our operators received an average of $84.02 per Bbl of oil, $2.34 per Mcf of natural gas and $24.96 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2026 compared to $65.71 per Bbl of oil, $2.96 per Mcf of natural gas and $24.23 per Bbl of NGL for the volumes sold during the nine months ended September 30, 2025. The average price received during the nine months ended September 30, 2026 increased 27.9% or $18.31 per Bbl of oil, which is consistent with prices experienced in the market, specifically when compared to the EIA average price increase of 26.7% or $17.94 per Bbl of oil. The average price received during the nine months ended September 30, 2026 decreased 20.9% or $0.62 per Mcf of natural gas as compared to the nine months ended September 30, 2025 as a result of lower differentials in the Permian Basin.

Lease Bonus and Other Income

Lease bonus and other income for the nine months ended September 30, 2026 was $7.3 million, an increase of $4.1 million compared to $3.2 million for the nine months ended September 30, 2025. The increase in lease bonus and other income was due to an increase in activity during the nine months ended September 30, 2026.

(Loss) Gain on Commodity Derivative Instruments

Loss on commodity derivative instruments for the nine months ended September 30, 2026 included $21.3 million of mark-to-market losses and $4.4 million of losses on the settlement of commodity derivative instruments compared to $3.3 million of mark-to-market gains and $3.4 million of gains on the settlement of commodity derivative instruments for the nine months ended September 30, 2025. We recorded a mark-to-market loss for the nine months ended September 30, 2026 as a result of an increase in strip pricing from the previous quarter. We recorded a mark-to-market gain for the nine months ended September 30, 2025 as a result of the maturity of derivative contracts with lower strike pricing.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the nine months ended September 30, 2026 were $21.6 million, an increase of $4.9 million from $16.7 million for the nine months ended September 30, 2025. The increase in production and ad valorem taxes was primarily attributable to the increase in the average prices received for oil for the nine months ended September 30, 2026, and an increase in production volumes primarily related to the Mesa Acquisition and the Dropdown.

Depreciation and Depletion Expense

Depreciation and depletion expense for the nine months ended September 30, 2026 was $92.4 million, a decrease of $0.2 million from $92.6 million for the nine months ended September 30, 2025. The decrease in the depletion rate was due to the gradual reduction in the depletable base of our oil and natural gas properties, offset by the Mesa Acquisition and the Dropdown, which increased our net capitalized oil and natural gas properties.

Depletion is the amount of cost basis of oil and natural gas properties at the beginning of a period attributable to the volume of hydrocarbons extracted during such period, calculated on a units-of-production basis. Estimates of proved developed reserves are a major component in the calculation of depletion. Our average depletion rate per barrel was $12.85 for the nine months ended September 30, 2026, a decrease of $0.44 per barrel from the $13.29 average depletion rate per barrel for the nine months ended September 30, 2025. The decrease in the depletion rate was due to the gradual reduction in the depletable base of our oil and natural gas properties, partially offset by the Mesa Acquisition and the Dropdown, which increased our net capitalized oil and natural gas properties.

Marketing and Other Deductions

Our marketing and other deductions include product marketing expense, which is a post-production expense. Marketing and other deductions for the nine months ended September 30, 2026 was $13.3 million, an increase of $0.7 million compared to $12.6 million for the nine months ended September 30, 2025. The increase in marketing and other deductions was primarily related to the increase in the average prices received for oil for the nine months ended September 30, 2026, and an increase in production volumes primarily related to the Mesa Acquisition and the Dropdown.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 were $30.3 million, an increase of $1.0 million compared to $29.3 million for the nine months ended September 30, 2025. Included within general and administrative expenses are non-cash expenses for unit-based compensation as a result of the amortization of restricted units that have been issued by us over various periods. The increase in general and administrative expenses was primarily attributable to an increase in unit-based compensation expense.

Interest Expense

Interest expense for the nine months ended September 30, 2026 was $26.2 million, compared to $25.4 million for the nine months ended September 30, 2025. The increase in interest expense was primarily due to an increase in the overall debt balance as a result of additional borrowings to complete the Mesa Acquisition and the Dropdown.

Income Tax Expense

We recorded an income tax expense of $9.1 million for the nine months ended September 30, 2026. We did not have an income tax expense or benefit for the nine months ended September 30, 2025. The Partnership’s effective tax rate for the nine months ended September 30, 2026 was 11.3%, compared to 0.0% for the nine months ended September 30, 2025. On July 4, 2025, the Act was enacted by the U.S. government. We recognized the effects of the new tax law in the period of enactment, which resulted in a reduction to income tax expense, primarily due to the changes to the 163(j) interest limitation.

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

The Board of Directors approved the allocation of 25% of our cash available for distribution on common units for the third quarter of 2026 for the repayment of $18.8 million in outstanding borrowings under our secured revolving credit facility during its determination of “available cash” for the third quarter of 2026. With respect to future quarters, the Board of Directors intends to continue to allocate a portion of our cash available for distribution on common units to the repayment of outstanding borrowings under our secured revolving credit facility and may allocate such cash in other manners in which the Board of Directors determines to be appropriate at the time. The Board of Directors may further change its policy with respect to cash distributions in the future.

It is our intent, subject to market conditions, to finance acquisitions of mineral and royalty interests that increase our asset base largely through external sources, such as borrowings under our secured revolving credit facility and the issuance of equity and debt securities. For example, we issued 9,500,000 OpCo common units and an equal number of Class B units as partial consideration in connection with the Dropdown, we issued 6,929,000 OpCo common units and an equal number of Class B units as partial consideration in connection with the Mesa Acquisition and we completed the Boren Acquisition partially with net proceeds from an underwritten public offering of 11,500,000 common units (the “2025 Equity Offering”). The Board of Directors may choose to reserve a portion of cash generated from operations to finance such acquisitions as well. We do not currently intend to (i) maintain excess distribution coverage for the purpose of maintaining stability or growth in our quarterly distribution, (ii) otherwise reserve cash for distributions or (iii) incur debt to pay quarterly distributions, although the Board of Directors may do so if they believe it is warranted. See “Recent Developments—Quarterly Distributions” above for discussion of our third quarter 2026 distributions.

Cash Flows

The table below presents our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash Flow Data:
Net cash provided by operating activities	$175,859	$189,237
Net cash used in investing activities	(114,069)	(223,407)
Net cash (used in) provided by financing activities	(72,023)	40,005
Net (decrease) increase in cash and cash equivalents	$(10,233)	$5,835

Operating Activities

Our operating cash flow is impacted by many variables, the most significant of which are changes in oil, natural gas and NGL production volumes due to acquisitions or other external factors and changes in prices for oil, natural gas and NGLs. Prices for these commodities are determined primarily by prevailing market conditions. Regional and worldwide economic activity, weather and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. Cash flows provided by operating activities for the nine months ended September 30, 2026 were $175.9 million, a decrease of $13.3 million compared to $189.2 million for the nine months ended September 30, 2025.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2026 were $114.1 million compared to $223.4 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, cash flows used in investing activities primarily related to the Mesa Acquisition and the Dropdown. For the nine months ended September 30, 2025, cash flows used in investing activities primarily related to the Boren Acquisition.

Financing Activities

Cash flows used in financing activities were $72.0 million for the nine months ended September 30, 2026 compared to $40.0 million of cash flows provided by financing activities for the nine months ended September 30, 2025. Cash flows used in financing activities for the nine months ended September 30, 2026 consists primarily of $145.9 million of distributions paid to holders of common units, OpCo common units, Series A preferred units and Class B units, $45.8 million used to repay borrowings under our secured revolving credit facility, $14.7 million used to repurchase common units and $5.2 million of restricted units repurchased for tax withholding, partially offset by $140.1 million of additional borrowings under our secured revolving credit facility.

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

Indebtedness

On December 16, 2025, we entered into a Second A&R Credit Agreement, which amended and restated our existing Amended and Restated Credit Agreement, dated as of June 13, 2023 (as amended on July 24, 2023, December 8, 2023, and May 1, 2025). The Second A&R Credit Agreement provides for, among other things, (i) a senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $1.5 billion with an initial borrowing base of $625.0 million and an initial aggregate elected commitments amount of up to $625.0 million, including a sub-facility for the issuance of letters of credit of up to $10.0 million and (ii) an extension of the maturity date of the Second A&R Credit Agreement to December 16, 2030. In connection with the November 1, 2026 redetermination, the borrowing base and aggregate elected commitments increased from $660.0 million to $750.0 million.

For additional information on our Second A&R Credit Agreement, please read Note 9―Long-Term Debt to the unaudited interim consolidated financial statements included in this Quarterly Report.

On October 16, 2026, we delivered a notice of redemption to the holders of our Series A preferred units, for an aggregate redemption price of approximately $100.2 million. The redemption is expected to be funded with borrowings under our secured revolving credit facility. See Note 17—Subsequent Events for additional information regarding the redemption.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our contractual obligations previously disclosed in our 2025 Form 10-K. As of September 30, 2026, we did not have any off-balance sheet arrangements. See Note 8—Leases to the unaudited interim consolidated financial statements for additional information regarding our operating leases.

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

Counterparty and Customer Credit Risk

Our derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate. This evaluation includes reviewing a counterparty’s credit rating and latest financial information. As of September 30, 2026, we had six counterparties to our derivative contracts, which are also lenders under our secured revolving credit facility.

As an owner of mineral and royalty interests, we have no control over the volumes or method of sale of oil, natural gas and NGLs produced and sold from the underlying properties. It is believed that the loss of any single purchaser would not have a material adverse effect on our results of operations.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of September 30, 2026, we had total borrowings outstanding under our secured revolving credit facility of $535.8 million. The impact of a 1% increase in the interest rate on this amount of debt could result in an increase in interest expense of approximately $5.4 million annually, assuming that our indebtedness remained constant throughout the year.

Inflation

Inflation in the United States did not have a material impact on results of operations for the period from January 1, 2025 through September 30, 2026. However, inflation in wages and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor and other similar effects.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of the management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are defined as controls designed to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our General Partner’s management, including its principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 18, 2026, we issued 2,243,716 common units to an existing OpCo unitholder in exchange for 2,243,716 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement.

On September 3, 2026, we issued 2,311,705 common units to an existing OpCo unitholder in exchange for 2,311,705 OpCo common units and an equal number of Class B units pursuant to the terms of the Exchange Agreement.

The issuance of each of the foregoing securities was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Item 5. Other Information

Rule 10b5-1 Plans

During the period covered by this report, none of the Partnership’s directors or executive officers have adopted or terminated, including through a modification treated as a termination and new adoption, a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408 of Regulation S-K under the Exchange Act).

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

Registration Rights Agreement, dated as of August 21, 2026, between Kimbell Royalty Partners, LP and the recipients named therein (incorporated by reference to Exhibit 4.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on August 24, 2026)

10.1	—

Purchase and Sale Agreement, dated as of July 16, 2026, by and among Rivercrest Capital Partners LP, Rivercrest Capital Partners II LP, Cupola Royalty Direct, LLC, Kimbell Royalty Partners, LP, Kimbell Royalty Operating, LLC, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Kimbell Royalty Partners, LP’s Current Report on Form 8-K filed on July 17, 2026)

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

Kimbell Royalty Partners, LP

	By:	Kimbell Royalty GP, LLC
its general partner

Date: November 5, 2026	By:	/s/ Robert D. Ravnaas
		Name:	Robert D. Ravnaas
		Title:	Chief Executive Officer and Chairman
Principal Executive Officer

Date: November 5, 2026	By:	/s/ R. Davis Ravnaas
		Name:	R. Davis Ravnaas
		Title:	President and Chief Financial Officer
Principal Financial Officer